Form 10QSB
period 2000-07-31
ALPINE AIR EXPRESS INC/DE
filed 2000-09-14
CIK 1092807

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended July 31, 2000
                           -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    -------------

                 Commission File No.   000-27011
                                       ---------

                       ALPINE AIR EXPRESS, INC.
                -----------------------------------
          (Name of Small Business Issuer in its Charter)

     DELAWARE                                               33-0619518
-------------------------------                     --------------------------
(State or Other Jurisdiction of                   (I.R.S. Employer I.D. No.)
 incorporation or organization)

                       3450 West Jense Parkway
                          Provo, Utah 84601
                      -------------------------
             (Address of Principal Executive Offices)

            Issuer's Telephone Number:  (801) 373-1508

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---


               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes____        No ___

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                               July 31, 2000

                          Common - 11,000,000 shares

                    DOCUMENTS INCORPORATED BY REFERENCE

                              NONE.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Condensed Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Condensed Financial Statements fairly present the financial condition of the Company.

  HISTORICAL CONSOLIDATED FINANCIAL INFORMATION OF ALPINE AIR EXPRESS, INC.
                         AND SUBSIDIARY

                    OCTOBER 31, 1999 AND 1998
                  AND JULY 31, 2000 (UNAUDITED)

  TABLE OF CONTENTS
                                                               Page


    INDEPENDENT AUDITOR'S REPORT                                  1

    CONSOLIDATED FINANCIAL STATEMENTS:

      Balance Sheets                                              2

      Statements of Operations                                    3

      Statements of Stockholders' Equity                          4

      Statements of Cash Flows                                    5

      Notes to Consolidated Financial Statements                  6

                     INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
of Alpine Air Express, Inc.

We have audited the accompanying consolidated balance sheets of Alpine Air Express, Inc. and subsidiary (a Utah corporation) as of October 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the management of Alpine Air Express, Inc. and subsudiary. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alpine Air Express, Inc. and subsidiary as of October 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/S/Squire and Company, PC
Squire and Company, PC
Orem, Utah
July 26, 2000

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
                                       July 31,   October 31,   October 31,
                                        2000         1999          1998
    ASSETS                             (Unaudited)
    Current Assets:
     Cash and cash equivalents         $    474,790 $ 2,008,747 $    905,537
     Marketable securities                3,197,884     649,715       39,414
     Accounts receivable                  1,084,974   1,050,998    1,398,999
     Prepaid expense                        944,234     167,360      107,489
     Inventories                          1,133,399     501,791      468,496
     Current portion of deferred tax asset   88,072      53,588          -

         Total current assets             6,923,353   4,432,199    2,919,395

     Property, Plant and Equipment - net    160,612     109,627       60,361

         Total assets                   $ 7,083,965 $ 4,541,826  $ 2,980,296

    LIABILITIES AND STOCKHOLDERS' EQUITY

    Current Liabilities:
     Accounts payable                   $   107,370 $   194,322  $   465,207
     Accounts payable - related party       327,765     210,921      237,849
     Accrued expenses                       349,712     472,995      484,562
     Refundable deposits                      8,415         -            -
     Current income tax payable              82,800     133,195          -
     Current portion of deferred
     tax liability                           58,017      28,068          -

       Total current liabilities            934,079   1,039,501    1,187,618

    Deferred Income Taxes                     9,071       2,433       14,718

       Total liabilities                    943,150   1,041,934    1,202,336

    Stockholders' Equity:
     Preferred stock, $.001 par value,
     1,000,000 shares authorized, no
     shares issued or outstanding               -           -            -

     Common stock, $.001 par value,
     20,000,000 shares authorized,
     11,000,000, 10,895,000 and 10,895,000
     shares issued and outstanding, at
     July 31, 2000, October 31, 1999, and
     1998, respectively                      11,000      10,895       10,895
     Additional paid in capital           1,513,510      84,466       84,466
     Cumulative other comprehensive
     income (loss)                           60,335     (31,405)       3,147
     Retained earnings                    4,555,970   3,435,936    1,679,452

       Total stockholders' equity         6,140,815   3,499,892    1,777,960

         Total liabilities and
         stockholders' equity           $ 7,083,965 $ 4,541,826  $ 2,980,296

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
             Three Months Ended     Nine Months Ended         Years Ended
                  July 31,                July 31,            October 31,
              2000        1999      2000        1999       1999        1998
Operating
Revenues  $3,871,292 $3,182,614 $12,662,788 $8,993,625 $12,477,816 $9,629,491

Operating
Expenses:
Direct
operating
expenses   2,558,833  1,818,767   7,272,457  5,454,838   7,756,988  7,522,051
General and
admin      1,563,884    307,117   2,080,653    649,053   1,672,480  1,083,489
Depreciation   8,367      8,300      25,270     24,742      33,001     21,462
Total
operating
expenses   4,131,084  2,134,184   9,378,380  6,128,633   9,462,469  8,627,002

Operating
Income
(Loss)      (259,792) 1,048,430   3,284,408  2,864,992   3,015,347  1,002,489

Other Income
(Expense)     17,659      9,388     139,861     28,949    (120,504)   (80,045)

Income (Loss)
Before Income
Taxes       (242,133) 1,057,818   3,424,269  2,893,941   2,894,843    922,444

Income Tax
Expense
(Benefit):
Current income
tax expense
(benefit)   (137,661)   399,017   1,363,231  1,108,005   1,153,130    329,618
Deferred income
tax expense
(benefit)    (11,458)      (111)    (58,996)   (31,597)    (14,771)    28,474

Total income
tax expense
(benefit)   (149,119)   398,906   1,304,235  1,076,408   1,138,359    358,092

Net Income
(Loss)      $(93,014) $ 658,912  $2,120,034 $1,817,583  $1,756,484  $ 564,352

Earnings
(Loss) Per
Share - Basic
and Fully
Diluted     $ (0.008) $    0.06  $     0.19 $    0.17   $     0.16  $    0.05

Weighted
Average
Shares
Outstanding 10,947,500 10,895,000 10,912,500 10,895,000 10,895,000 10,895,000

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
                                              Cumulative
                                                Other
                                               Compre-
                                    Additional hensive
                    Common Stock(1)  Paid In   Income    Retained
                   Shares    Amount  Capital   (Loss)    Earnings    Total
Balance,
November 1, 1997 10,895,000 $10,895 $    84,466 $   -  $ 1,115,100 $1,210,461

Comprehensive Net
Income Calculation:
Net income              -       -           -       -      564,352    564,352
Other comprehensive
income-net of tax.
Unrealized holding
gains arising during
the period              -       -           -     3,147        -        3,147

Comprehensive Income    -       -           -     3,147    564,352    567,499

Balance,
October 31, 1998 10,895,000  10,895      84,466   3,147  1,679,452  1,777,960

Comprehensive Net
Income Calculation:
Net income              -       -           -       -    1,756,484  1,756,484
Other comprehensive
income-net of tax.
Unrealized holding
losses arising during
the period              -       -           -   (34,552)       -      (34,552)

Comprehensive Income    -       -           -   (34,552) 1,756,484  1,721,932

Balance,
October 31, 1999 10,895,000  10,895      84,466 (31,405) 3,435,936  3,499,892

Stock issued for
consulting
services            105,000     105   1,430,145     -          -    1,430,250

Valuation of net
liabilities on
June 12, 2000 of
Riverside               -       -        (1,101)    -          -       (1,101)

Comprehensive Net
Income Calculation
(unaudited):
Net income              -       -           -       -    2,120,034  2,120,034
Other comprehensive
income-net of tax.
Unrealized holding
gains arising during
the period              -       -           -    91,740        -       91,740

Comprehensive Income
(unaudited)             -       -           -    91,740  2,120,034  2,211,774

Dividends (unaudited)   -       -           -       -   (1,000,000)(1,000,000)

Balance,
July 31, 2000
(unaudited)      11,000,000 $11,000  $1,513,510 $60,335 $4,555,970 $6,140,815

(1) Reflects retroactive restatement for periods presented prior to the June 12, 2000 recapitalization (Note 1).

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Nine Months Ended       Years Ended
                                         July 31,           October 31,
                                     2000       1999       1999      1998
Cash Flows from Operating Activities:
Net income                      $ 2,120,034 $ 1,817,583 $ 1,756,484 $ 564,352
  Adjustments to reconcile net
  income to net cash provided
  (used) by operating activities:
    Stock issued to consultants   1,430,250         -           -         -
    Realized loss on marketable
    securities                       16,980         -           -         -
    (Gain) loss on disposal of
    property, plant, and equipment    1,463         -           -         (23)
    Deferred tax expense (benefit)  (51,776)    (33,271)    (14,771)   28,474
    Depreciation and amortization    25,270      24,742      33,001    21,462
    Bad debt provision                  -          (572)        -        (110)
    Changes in assets and liabilities:
      Accounts receivable           (33,976)    380,045     348,001  (879,112)
      Inventories                  (631,608)    177,085     (33,296)  (94,693)
      Prepaid expense              (776,874)    (55,602)    (32,561)  (79,036)
      Accounts payable              (88,053)   (417,325)   (273,360)  213,478
      Accounts payable - related
      party                         116,844     (13,023)    (26,928)   78,144
      Accrued expenses             (123,283)   (362,833)     (9,091)  424,409
      Refundable deposits             8,415     364,999         -     (22,964)
      Income tax payable            (50,395)      2,101     105,885   (45,607)

        Total adjustments          (156,743)     66,346      96,880  (355,578)

    Net cash provided by operating
    activities                    1,963,291   1,883,929   1,853,364   208,774

Cash Flows from Investing Activities:
  Proceeds from sale of marketable
  securities                        888,982         -           -         -
  Purchase of marketable
  securities                     (3,308,512)   (446,042)   (667,887)      -
  Purchase of equipment             (77,718)    (74,466)    (82,267)   (2,322)

    Net cash used by investing
    activities                   (2,497,248)   (520,508)   (750,154)   (2,322)

Cash Flows from Financing Activities:
  Dividends paid                 (1,000,000)        -           -         -

Net Increase (Decrease) in Cash
and Cash Equivalents             (1,533,957)  1,363,421   1,103,210   206,452

Beginning Cash and Cash
Equivalents                       2,008,747     905,537     905,537   699,085

Ending Cash and Cash Equivalents $  474,790  $2,268,958  $2,008,747  $905,537

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1.   Summary of Significant Accounting Policies

       This summary of significant accounting policies of Alpine Air Express, Inc. and subsidiary (the Company) is presented to assist in understanding the Company's financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

       Organization and Business Description   Alpine Aviation, Inc.
       (Alpine) was incorporated in the state of Utah on October 3, 1975.
       On June 12, 2000 Alpine entered into a transaction that was accounted for as a reverse merger with Riverside Ventures, Inc., a Delaware corporation incorporated on April 20, 1994. At the time of the transaction, Riverside Ventures, Inc. was inactive. All of the outstanding common stock of Alpine was exchanged for 9,895,000 shares of common stock of Riverside Venture, Inc. The transaction, accounted for as a reverse merger acquisition, resulted in a recapitalization of Alpine inasmuch as it was deemed to be the acquiring entity for accounting purposes. Subsequently, Riverside Ventures, Inc. changed its name to Alpine Air Express, Inc.

       In connection with the reverse merger, the 25,000 shares of common stock of Alpine were exchanged at a rate of one share of Alpine for
       395.8 shares of Riverside Ventures, Inc. The financial statements and earnings per share data have been retroactively restated to reflect the post merger share amounts. The historical financial statements prior to June 12, 2000 are those of Alpine.

       The Company is involved in the hauling of air freight, serving commuter routes, and providing pilot training. The Company terminated commuter flights in July 1999. The Federal government enhances the income of the Company on some of those essential air service routes.

       Interim Financial Statements - The balance sheet as of July 31, 2000 and related statements of operations, stockholders' equity and cash flows for the nine month periods ended July 31, 2000 and 1999 are unaudited. Periods reported on for the three months ended July 31, 2000 and 1999 are also unaudited. However, in the opinion of management these interim financial statements include all adjustments (consisting of only normal recurring adjustments) which are necessary for the fair presentation of the results for the interim periods presented. The results of operations for the unaudited nine month and three month periods ended July 31, 2000 are not necessarily indicative of the results which may be expected for the entire 2000 fiscal year.

       Marketable Securities - The Company held marketable equity and debt securities recorded at aggregate fair market values totaling, $649,715, and $39,414 at October 31, 1999 and 1998, respectively.
       These securities are classified as available-for-sale. Gross unrealized gains and (losses) were $(57,586) and $4,995, for the years ending October 31, 1999 and 1998, respectively.

       Accounts Receivable - The Company grants credit to its customers, substantially all of whom are businesses located in the western United States. The Company has no policy requiring collateral on any of its accounts receivable.

       Allowances of $100,000 and $50,000 were established for accounts receivable at October 31, 1999 and 1998, respectively.

       Inventory - Inventory consists of airplane parts, fuel and oil, and supplies and is stated at the lower of cost or market, determined using the first-in, first-out method (FIFO).

       Depreciation - Provision for depreciation of property, plant and equipment is computed on the straight-line method for financial reporting purposes. Depreciation is based upon estimated useful lives as follows:

                   Buildings and improvements           10 to 20 Years
                   Equipment                              2 to 7 Years
                   Furniture and fixtures                 2 to 7 Years

       Maintenance, repairs, and renewals which neither materially add to the value of the equipment nor appreciably prolong its life are charged to expense as incurred. Gains and losses on dispositions of equipment are included in net income.

       Accumulated depreciation consists of $328,971, and $295,970 at October 31, 1999 and 1998, respectively.

       Cash and Cash Equivalents - The Company considers demand deposits at banks and money market funds at other financial institutions with an original maturity of three months or less to be cash equivalents.

       Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts disclosed. Accordingly, actual results could differ from those estimates.

       Earnings Per Share   Basic and fully diluted earnings per
       share is computed by dividing net income available for common stock by the weighted average number of common shares during the period.

       Revenue and Cost Recognition   The Company utilizes the
       accrual method of accounting whereby revenue is recognized when earned and expenses are recognized when incurred.

       Additional Cash Flow Statement Disclosures - During the nine months ended July 31, 2000 and 1999, the Company paid $3,059 and $11,673 in interest and $1,336,630 and $743,006 in income taxes, respectively. The Company paid $12,307 and $3,953 in interest and $989,068 and $195,558 in income taxes during the years ended October 31, 1999 and
       1998, respectively.   On June 12, 2000 the Company consummated a
       reverse merger wherein the Company effectively assumed $1,101 of the acquiree's debt obligations as a reduction of stockholders' equity.

Note 2. Accounts Receivable

       Accounts receivable consist of the following at October 31,:

                                                     1999              1998

            Trade accounts receivable            $ 1,010,273     $   998,172
            Accounts receivable - related party       30,830         400,827
            Accounts receivable - employee             9,895             -

                                                 $ 1,050,998     $ 1,398,999
Note 3. Income Taxes

       The Company accounts for income taxes under the provision of SFAS 109 "Accounting for Income Taxes." This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities.

       The provision for income taxes consists of the following:

                                                October 31,
                                           1999             1998

       Current:
          Federal                        $    982,405  $   275,544
          State                               170,725       54,074

            Total current                   1,153,130      329,618

       Deferred Expense (Benefit):
          Income tax expense (benefit)        (14,771)      28,474

            Total income tax expense      $ 1,138,359  $   358,092

       The income tax provision reconciled to the tax computed at the federal statutory rate is as follows:
                                                       October 31,
                                                   1999            1998


            Income taxes at the statutory rate   $    964,667  $    315,329
            Non-deductible expenses                     3,712           323
            State income taxes, net of federal
            benefit                                   169,980        42,440

              Total income tax provision         $  1,138,359  $    358,09

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:
                                                       October 31,
                                                   1999            1998

            Deferred tax assets:
              Allowance for bad debts            $    20,544   $     4,543
              Accrued vacation and sick leave         33,044           -
              Valuation allowance                        -          (4,543)

                Total deferred assets                 53,588           -

            Deferred tax liabilities:
              Unrealized holding gains               (27,837)          -
              Excess tax depreciation                 (2,664)      (14,718)
                Total deferred liabilities           (30,501)      (14,718)
              Net deferred tax assets (liabilities) $ 23,087     $ (14,718)

Note 4.  Related Party Transactions

       The Company leases its aircraft from CLB Corporation (CLB) and CLB Bates Partnership, which are owned by a significant stockholder of the Company. The lease terms for aircraft and equipment vary from month to month and approximates $153,000 per month. The Company owed $210,921, and $237,849 in lease payments to related parties, at October 31, 1999 and 1998, respectively.

       Total lease expenses to related parties for the years ended October 31, 1999 and 1998 is detailed below.
                                   1999               1998

           CLB Corporation        $ 2,690,048    $ 2,337,330
           CLB Bates Partnership          -           93,600

                                  $ 2,690,048    $ 2,430,930

       Monthly engine overhaul reserves are paid based on actual flying hours during the month.

       CLB reimburses the Company for certain qualifying repairs paid for or performed by the Company. At October 31, 1999 and 1998, the Company had a receivable of $30,830 and $400,827, respectively, related to these repairs.

Note 5.   Operating Leases

       The Company also leases real property under two operating lease agreements. One lease has a remaining term of 13 years. The other lease will expire October 2001. Future minimum lease payments are as follows:

                  2001         $     21,914
                  2002               21,914
                  2003                6,934
                  2004                6,934
                  2005                6,934
                  Thereafter         58,356

                                $   122,986

Note 6.   401(k) Profit Sharing Plan

       Employees who have been employed at least 3 months may contribute up to 17 percent of their compensation to the Company's 401(k) profit sharing plan. The Company contributes an additional 50 percent of the amount contributed by employees up to a maximum of 3 percent of compensation. Participants are fully vested in employer contributions after two years of service. The Company contributed $15,163, and $13,828 for the years ended October 31, 1999 and 1998, respectively.

Note 7.   Concentrations

       The Company receives the majority of its revenues from contracts with the U.S. Postal Service (USPS). For the years ending October 31, 1999 and 1998, the revenues from contracts with the USPS represented 79 percent and 67 percent of total revenues, respectively. At October 31, 1999 and 1998, accounts receivable from the USPS totaled $1,152,536 and $992,133, respectively. Although a loss of contracts with the USPS would severely impact the financial position of the Company, the Company's management believes that the relationship with the USPS is excellent and will continue.

       The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. As of October 31, 1999 and 1998, the Company's uninsured cash balances totaled $1,142,849 and $721,448, respectively.

Note 8. Subsequent Events   Unaudited

       The Company has acquired an option to purchase CLB for $17,000,000. The purchase price will be paid for with shares of the Company's common stock. Solely for purposes of the CLB transaction, the Company's common stock will be valued at $3.40 per share. The option is for a period of two years. The purchase price was determined by the "blue book" value of the planes owned by CLB less any debt still owed on the planes. As of the date of the option, CLB had less than $840,000 in debt on its 24 planes.

       On August 14, 2000 the Company entered into an agreement to sell certain of its business assets to Keystone Aviation, LLC d.b.a. Million Air of Salt Lake City, Utah. Included in the agreement are the sale of leasehold interests for certain property and buildings leased at the Provo, Utah Airport and certain improvements and other personal property held by the Company. The sales price for these assets will approximate $620,000 including $285,000 in cash at closing and the balance in leaseback, and fuel credits to be applied over the next two years. It is anticipated that the sale will take place on September 21, 2000 or earlier if all conditions of the sale are met.

Note 9.   Recent Accounting Pronouncements

       In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, the FASB issued SFAS No. 137, which deferred the application of SFAS No. 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. The application of SFAS No. 133 is not expected to have a material impact on the Company's financial statement.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

General
-------

     Since the mid 90's, Alpine has been profitable with consistent revenue. Net profits have ranged from a low in 1995 of $96,981 on revenue of $7,050,026 to net profits of $1,756,484 in 1999 on revenue of $12,477,816. We believe this increase in revenue and more importantly net income is the result of focusing on our primary customer, the Postal Service. The focus on the Postal Service comes after pursuing various avenues in the aviation industry. We have tried to be a charter carrier, passenger carrier and support integrated cargo carriers. We discovered in each of these avenues that a small carrier such as Alpine has little negotiation capabilities and is at the discretion of the larger carriers and customers as to terms of payment. This placed substantial burden on our ability to meet our own financial needs, much less grow. Although these other markets could be profitable, certain dynamics such as size and steady cash flow had to be achieved before entering them.
After analyzing the various options available, we determined that until a certain size was reached, we should focus on government contracts, specifically the Postal Service.

     The Postal Service offered us the ability to have a consistent, reliable source of revenue and immediate payments helping to solve cash flow problems
we previously faced.   The Postal Service also had need for a carrier who
could expand in the western portion of the United States and would meet certain customer service goals such as on-time performance, which is critical to the Postal Service. By focusing our efforts to satisfy the needs of the Postal Service, we have been able to build a strong relationship resulting in our expansion to 20 Postal Service routes.

     While we will continue to focus on maintaining our Postal Service contracts and feel confident we will be able to acquire additional Postal Service routes, there is always the possibility that someone will enter our market area and take some of these routes. However, there is no indication,
at this time, that any other parties are trying to do this.   We believe our
relationship with the Postal Service is strong enough to maintain our current relationship, at a minimum.

     Since we now have the established revenue flow from our Postal Service routes, we would like to go after some of the cargo business we were not able to handle before, including providing carrier services to integrated carriers such as FedEx and Emery. Many of these integrated carriers use local airlines to carry the integrated carriers cargo between smaller markets where the economics do not make sense for them to devote manpower and planes. These routes, however, are profitable to a carrier with the right structure. We have proven the profitability of servicing these smaller markets through our work with the Postal Service and now feel we can grow our business by offering the same quality service to the integrated carriers, freight forwarding companies and non-integrated domestic, international and regional cargo companies. We anticipate it will take time to develop material contracts with integrated carriers and freight forwarders. Most of these companies already have existing relationships with air cargo companies.

Plan of Operation
-----------------

     We have been successful in steadily increasing revenue and net income. Over the next year we anticipate a new Postal Service contract being announced which, based on current discussions, should be on similar terms as the existing contract. We have no reason to believe we would not receive our current routes and are hopeful that as the amount of mail continues to increase we will be able to receive additional routes in the western portion of the United States which can be serviced from our current facilities.

     We do intend to acquire, through lease or purchase, additional planes to meet increasing demand and allow us to bid on additional work. Management has consistently maintained a policy of low debt ratios so we will not finance these planes with heavy debt. We anticipate using existing cash flow and potentially selling equity in Alpine to make up any other sums needed. A third alternative and one we most likely will use in the short term, will be to rely on the financing provided by Eugene Mallette who, through CLB, owns the other planes we use. Mr. Mallette has indicated a willingness to purchase the planes and lease them back to Alpine on similar terms to the current CLB agreements. Mr. Mallette has stated he has the financing to purchase up to 15 additional planes.

    We are in the process of building new facilities at our Provo, Utah headquarters. These new facilities will serve as our corporate offices,
maintenance and training facilities.   We have entered a contract to sell the
current facilities in Provo, Utah. The proceeds from this sale will help pay for the new facilities as well as offset some lease and fuel expenses. The cost of the new facilities in excess of the proceeds received from the sale of the current facilities will be paid from our current capital and ongoing revenue. The facilities will be at the Provo Airport and be built on grounds leased from Provo City. The lease will be for 40 years, and like our current lease be for a fairly nominal monthly rent.

Liquidity and Capital Resources
-------------------------------

October 31, 1999
----------------

     In reviewing our financial position, we have focused on Alpine Aviation's operations prior to the merger with Riverside. We have treated the merger as a "reverse acquisition" and we are changing year ends to October 31 to match Alpine Aviation's.

     Financially, Alpine is experiencing its best times since inception. For the fiscal year ended October 31, 1999, we had record profits that left Alpine with current assets of $4,432,199 compared with current liabilities of $1,093,581 and little long term debt. With a working capital surplus of $3,336,618 we are positioned to complete the building of our new facility in Provo, Utah which we anticipate costing around $1,000,000. We only anticipate having to expend approximately $600,000 out of existing funds once we complete the sale of our existing facility. Even if the sales contract for our current facility does not close, our budget will be able to handle the in-house
financing of the new facility until a new buyer could be found.   We do not
anticipate any problems with liquidity in the upcoming year. Revenues should exceed the previous years, resulting in additional cash to fund operations and expansion.

     The only expenditures anticipated besides the new facility are for additional cargo aircraft. Management anticipates following its existing practice of not incurring large amounts of long term debt. Accordingly, if the planes cannot be financed out of existing revenue, management will seek alternatives. Hopefully, we will raise the necessary capital through the sale of equity. If not, Eugene Mallette has indicated a willingness, through other entities he controls, to purchase the planes and lease them back to Alpine. The lease terms would be similar to the ones currently being paid on our other planes which are also leased from an entity controlled by Mr. Mallette. We believe these terms to be very favorable.

July 31, 2000
--------------

     As of July 31, 2000, our working capital surplus improved to $5,898,203, with current assets of $6,923,353 and total current liabilities of approximately $943,079. We feel good about the $2,652,656 increase in working capital since October 31, 1999, particularly since we paid $1,000,000 in dividends during the quarter ended April 30, 2000.

     We believe the next quarter should produce similar results leaving us with a strong financial position for the next twelve months. Even with anticipated expansion, the operations are producing enough cash flow that our business should continue to remain profitable, as long as our Postal Service routes continue.

Results of Operation
--------------------

October 31, 1999
----------------

     Our last fiscal year was our best year ever in terms of revenue and net income. Revenue for the fiscal year ended October 31, 1999, was $12,477,816 which represented an increase of $2,848,325 or 30% over the $9,629,491 in revenue for the same period in 1998. More importantly, net income increased almost 211% to $1,756,484 for the fiscal year ended October 31, 1999, from $564,352 received in 1998.

     The increase in net income was the result of increased loads and expanded route system resulting in better utilization of planes and pilots. We consider these results even better than expected given the high fuel cost we had to pay in 1999 and continue to pay today. As we are able to expand routes, net income should continue to increase given our ratio of fixed cost to variable cost.

     Our contract with the Postal Service more than made up for the higher fuel cost as they awarded us expanded routes increasing from 12 routes in 1998 to 19 in 1999. These increased routes allowed us to utilize our planes and pilots more efficiently. This additional revenue offset the increased variable cost of fuel and maintenance. We anticipate that fuel costs will remain about the same for this year, somewhere near $1.65 per gallon on average.

     One advantage we have over other carriers is the Postal Service contracts have a fuel expense increase clause. This clause automatically increases the amount the Postal Service pays us when fuel costs increase, making adjustments every quarter. Accordingly, as fuel costs go up, we generally only experience a quarter lag time before we begin to be paid at a higher rate.

     Wage expense increased by $524,267 for a couple of reasons. First, our business expanded which required we hire additional pilots to fly the new routes. However, a major increase came from bonus to our employees and management. To show our appreciation to our employees, we gave them part of a "bonus" received from the Postal Service. The bonus was for our on-time performance being in the top 10% for all regional carriers. This bonus was $135,949 for 1999. To show our appreciation for our employees making this bonus possible, we passed along $66,200 of the bonus to the employees. Unfortunately, the Postal Service will not be offering a performance bonus until September 2001, at the earliest. They have indicated other incentives will be built into the new contract but at this time we do not know how these new incentives of the contract will affect our revenue. The other major increase in wages related to bonuses to officers of $265,000.

     One factor we anticipate will change in upcoming years is the revenue received from our fixed based operations. We do not feel it makes long term economic sense to continue to operate our fixed based operations for third party use. Last year, the fixed based operation contributed about $654,000 to our revenue. However, for the last nine months, the fixed based operation operated at a loss. Accordingly, we have decided to refocus our resources by selling the fixed based operation. We will transfer the personnel used in the fixed based operation to maintenance of our own planes and to other administrative needs.

July 31, 2000
--------------

     For the nine months ending July 31, 2000, operating revenue increased to $12,662,788. This was a $3,669,163 increase over the same period in 1999 when revenue was $8,993,625. More importantly, our operating income increased to $3,284,408 from $2,864,992 for the nine months ending July 31, 2000, as compared to July 31, 1999. Net income after taxes was $2,120,034.

     Management is pleased with these numbers and feels they show how well we have been able to expand operations and maintain our expenses. Except for those variable costs related to the increase in operations, expenses remained fairly constant from prior periods. As expected flight operations, maintenance and rental expenses increased as we added flights. These increases, however, were more than offset by the additional revenue generated. One factor that reduced profits for the last nine months was the expenses associated with the reorganization with Riverside. Although only $150,000 in cash was spent, the advisors and consultants hired by Alpine received shares of Alpine which were valued at $1,430,250, based, in part, on prior business evaluations received by Alpine. Without the reorganization expenses, operating income before tax would have increased to $4,864,658 for the nine months ended July 31, 2000.

     As a result of management's efforts to maintain cost and expand operations, our profit margin on operating income, excluding the one time expense associated with the reorganization, increased to almost 40% from 31% from the prior nine month period. Management feels these profit margins are reflective of future results if we are able to continue to expand operations.

    For the nine months ended July 31, 2000, general and administrative expenses expanded as we continued to reward employees with payroll bonuses. We do not anticipate paying large bonuses as we move forward. In the past as
a private company, bonuses were the best way to reward management.   Now, as
we move into more of a public company, we plan on creating an option plan to link management's performance with increasing shareholder value. As we branch out into different revenue sources and reduce our dependency on the Postal Service, we would anticipate that profit margins on the new business would not be as favorable, at first, as new routes have to be developed, and additional planes and personnel added.

    We also will reduce some expenses completely in the future. Flight instruction and rentals which were $426,212 expense item will no longer be incurred once we sell our fixed base facility. This will also remove $283,256 in revenue from these items. Management feels the reallocation of these resources will be a positive effect to our operating profits. Particularly when considering the maintenance on the aircraft and the managerial time devoted to these marginal revenue activities.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Changes in Securities.

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None; not applicable.

Item 5.   Other Information.

          The Company completed the reorganization outlined in the 8-K Current Report referred to in Item 6(b) below, and changed its calendar year end to a fiscal year ending in October of each year, to coincide with the year end of the acquired operating company. A Quarterly Report on Form 10-QSB was due to be filed by the pre-reorganization Company for the quarter ended June 30, 2000; however, the pre-organization Company had no operations during that period.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

10       Agreement For Sale of Business Assets

27       Financial Data Schedule

          (b)  Reports on Form 8-K.

               Dated June 12, 2000 and filed with the Securities and Exchange Commission on August 31, 2000.

                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ALPINE AIR EXPRESS, INC.

Date: 9/14/2000                           By/s/Bill Distenfano
                                             ------------------------
                                             Bill Distenfano, Director
                                             and President

Date: 9/14/2000                           By/s/Leslie Hill
                                             ------------------------
                                             Leslie Hill
                                             Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                          ALPINE AIR EXPRESS, INC.

Date: 9/14/2000                            By/s/Bill Distenfano
                                             ------------------------
                                             Bill Distenfano, Director
                                             and President

Date: 9/13/2000                            By/s/Max A. Hansen
                                             ------------------------
                                             Max A. Hansen, Director
                                             Secretary/Treasurer

Date: 9/14/2000                            By/s/Eugene R. Mallette
                                             ------------------------
                                             Eugene R. Mallette, Director
                                             and CEO