Form 10KSB
period 2000-10-31
ALPINE AIR EXPRESS INC/DE
filed 2001-02-13
CIK 1092807

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       October 31, 2000
                                     ----------------
  [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________ to __________

                Commission File Number         333-44920
                                               ----------

                          Alpine Air Express, Inc.
                   -----------------------------------
              (Exact name of registrant as specified in charter)

        Delaware                                          33-0619518
------------------------------                 -------------------------
State or other jurisdiction of                 (I.R.S. Employer I.D. No.)
incorporation or organization

3450 West Mike Jense Parkway, Provo, Utah                  84601
-------------------------------------------              ----------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code (801) 373-1508
                                               ---------------
Securities registered pursuant to section 12(b) of the Act:

Title of each class                 Name of each exchange on which registered
        None                                             N/A
------------------                  -----------------------------------------

Securities registered pursuant to section 12(g) of the Act:
                              Common Stock
                             ---------------
                             (Title of class)

  Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1)  Yes [X]  No [ ]  (2)  Yes[X]  No  [ ]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.    [X]

  State issuer's revenues for its most recent fiscal year: $17,293,222
                                                            ----------
  State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The Company does not have a trading market and it is, therefore, difficult, if not impossible, to determine the market value of the stock. Based on a prior business evaluation, the Company estimates the value of securities held by non-affiliates is $1,513,850.

  As of February 12, 2001, the Registrant had 11,000,000 shares of common stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933: NONE

                                    PART I

                      ITEM 1. DESCRIPTION OF BUSINESS

Background
----------

     Alpine Air Express, Inc., a Delaware corporation, is engaged in the air cargo business through its wholly owned subsidiary Alpine Aviation, Inc., a Utah Corporation. Alpine Air Express was formed in April 1994 under the name Riverside Ventures, Inc. Prior to the acquisition of Alpine Aviation, Inc. in June 2000, Alpine Air Express had no business operations and was actively looking for a business with which to merge or acquire in an effort to create an operation that would provide value to our shareholders.

     On June 12, 2000, Alpine Air Express entered into an agreement and plan of reorganization with Alpine Aviation, Inc., the Utah corporation, pursuant to which Alpine Air Express acquired all of the outstanding shares of Alpine Aviation in exchange for 9,895,000 shares of Alpine Air Express common stock making Alpine Aviation a wholly owned subsidiary of Alpine Air Express. At the time of the reorganization, Alpine Air Express had 1,000,000 shares of common stock outstanding. As a result of the reorganization, the management of Alpine Aviation assumed control over Alpine Air Express and changed the name from Riverside Ventures to the current name of Alpine Air Express. The reorganization has been treated as a "reverse merger" with Alpine Aviation as the surviving entity for accounting purposes and Alpine Air Express the surviving entity for corporate purposes. On a going forward basis, the business and management of Alpine Aviation are the business and management of Alpine Air Express. Collectively, we refer to the combined entity of Alpine Air Express and Alpine Aviation as "Alpine."

    Alpine Aviation, Inc. was organized on October 7, 1975, in the state of Utah. Alpine Aviation has been operated by the same management since 1986. Alpine Aviation is an air cargo operator, transporting mail packages and other time-sensitive cargo between 19 cities in the western portion of the United States. Alpine Aviation began its operations in the 1970's with the intent of being a regional charter and cargo carrier. After present management acquired control in 1986, Alpine Aviation began to focus less on the charter or passenger services and more on the cargo aspects of the airline industry. Throughout most of the 1990's, Alpine Aviation has focused more and more on hauling mail for the Postal Service because of their favorable contracts, routes and payment practices. As a result of this focus, approximately 87% of Alpine Aviation's revenues now come from the Postal Service.

Industry overview
-----------------

     The package delivery or cargo business has evolved rapidly over the last two decades, driven by the integration of world markets, the rationalization of corporate supply chains and the implementation of enterprise software and internet-based information technology solutions. The ability to provide time-definite delivery options and transfer information increasingly determines success. Customer demands for real-time information processing and worldwide distribution and logistics capabilities favor larger companies with integrated services.

     Customers increasingly focus on the timing and predictability of deliveries rather than the mode of transportation. As customers re-engineer the total distribution process, which includes order processing, administration, warehousing, transportation and inventory management, they are attempting to reduce the most expensive and fastest growing component inventory carrying costs. Time-definite transportation, which is no longer limited to air express, has become a critical part of just-in-time inventory management and improving overall distribution efficiency.

     Technology advances have made it easier for companies to analyze and compare distribution options. As a result of these changes, individual shipments are generally smaller but more frequent and a greater proportion of products is being delivered directly to end-users, particularly as e-commerce takes hold. Customers expect high performance levels and broad product offerings as they seek to optimize supply chain solutions.

    There has been dramatic growth in the utilization of e-commerce by both consumers and businesses for the transfer of goods. Consumers who use the internet for home shopping and other services shop across borders and require global delivery capabilities. According to Forrester Research, $80 billion in goods were purchased globally over the internet in 1998, and this figure is expected to reach over $3.2 trillion in 2003. Of this $80 billion, 80% to 85% represented business-to-business sales, with the remainder representing business-to-residential sales.

     Delivery of packages to a specific destination at a guaranteed time has been the growth engine for the package delivery industry over the past decade. Time-definite service has grown from 4% of the U.S. parcel delivery market in 1977 to over 60% today. Time-definite service has grown from just under 10 billion revenue ton miles in 1989 to over 14 billion revenue ton miles in 1997, for a compound annual growth rate of 4.3%, while charter, scheduled mail and scheduled freight have remained relatively flat during that period. Internationally, however, time-definite service represents only 6% of the parcel delivery market, demonstrating the potential for substantial growth.

     The industry has become increasingly dominated by large integrated carriers such as FedEx and UPS that provide seamless services, including pick-up and delivery, shipment via air and/or road transport and customs clearance. The pace of consolidation in the package delivery industry has increased on a global scale.

     Industry participants are acquiring, merging with or forming alliances with partners that can expand global reach, breadth of services or technological capabilities in order to better enable those participants to compete in a rapidly changing global environment. In particular, government-run post offices have made several recent alliances with and acquisitions of private-sector companies. Post offices, which still maintain numerous advantages over private-sector companies, create significant challenges for competitors worldwide.

     Statistics compiled by Boeing Aircraft Company indicated air cargo traffic will nearly triple by 2017. We feel with the growth in cargo and with e-commerce taking hold, the need for companies like Alpine will only continue to expand. We offer the ability to deliver mail and cargo to smaller markets without the associated capital cost.

Routes and Delivery
-------------------

     Alpine currently has 20 routes covering 19 western cities in 9 states. Most routes are flown every day and some several times a day. In fiscal 1999, Alpine transported 9,360 tons of cargo. The largest component of Alpine's cargo mix is U.S. mail, which accounted for approximately 80% of our fiscal 2000 revenue. Alpine's delivery commitment on U.S. mail and most of the cargo ranges from one to four hours. Alpine has consistently garnered awards from the U.S. Postal service for timeliness ranking in the top 10% of all contract carriers for the Postal Service.

     Alpine services its routes with 18 aircraft which are smaller turbo-prop planes. Currently, the largest planes in our fleet are Beechcraft 1900 which hold 5,400 pounds of cargo with the majority of our planes Beechcraft 99 that carry 3,000 pounds of cargo. The Postal Service delivers and picks up all cargo we carry at the plane, unless separate arrangements have been made. The Post Office delivery and pick up plane side enables us to reduce our cost.

Expansion Strategy
------------------

     Our current routes could support additional and larger planes. To meet this need, we have located, and entered into an agreement to purchase fifteen Beechcraft 1900's along with their spare parts inventory. Each Beechcraft 1900 will cost approximately two million dollars ($2,000,000) per plane payable at delivery. Presently, management has made the decision that Alpine will assign its rights to purchase the first five planes to Eugene Mallette. Mr. Mallette, in turn, has agreed to purchase the planes, in one of his other entities, such as Mallette Family LLC, and lease them back to Alpine on similar terms as our other leases. Under the terms of our other leases with CLB Corporation, we have a month to month lease on the planes and the lease is based on a lease rate of $15,000 per month for our Beachcraft 99 cargo planes, and $75.00 per flying hour for maintenance reserves. We are also responsible for the normal maintenance on the planes, fuel and oil cost, hangar and landing fees and insurance. The Beachcraft 1900's will have the same lease terms, but the monthly lease rate will be $35,000 per month and a $150 per flight hour for maintenance reserves.

     The Beechcraft 1900 is typically configured for 5,400 pounds and 611 cubic feet of cargo capacity. The Beechcraft 1900 is an all-weather aircraft powered by twin, PT-6 Pratt & Whitney turbo props. It has a range of about 800 statute miles and enjoys a sound reputation for safety. Acquisition of the Beechcraft 1900 will increase the total cargo capacity of Alpine's aircraft from 54,000 pounds to 135,000 pounds per day, an increase of 150%. With these aircraft, Alpine will be able to bid on additional Postal Service routes and also try to receive some of the contract hauling contracts from integrated carriers like FedEx and Emery. The additional advantages of the Beechcraft 1900 include allowing us to carry more freight on routes increasing our economies of scale since it does not cost much more to operate than our current planes.

     The decision was made to transfer the purchase rights to Mr. Mallette because management did not want Alpine to take on the debt associated with the planes, at this time. These five planes will be able to be placed in service during the next six months. The other planes will be delivered throughout 2001. We have agreed to loan Mr. Mallette $2,000,000 towards the down payment on the planes. As part of the terms of this loan, Alpine will receive an irrevocable option to purchase the planes from Mr. Mallette during the time the note remains unpaid. The purchase price will be the fair market value on the date the option is exercised. Alpine is hopeful that it will be able to sell our equity in the future to buy the remaining ten planes. In the meantime, Alpine is maintaining its flexibility in having the ability to use the planes without the burdensome debt associated with the planes.

    Alpine is also seeking potential acquisitions in the western portion of the United States which would add planes, additional contracts and additional maintenance facilities at a location which would be able to serve our routes. Presently, Alpine does not have any agreements to acquire any other cargo companies. Alpine has talked to its competitors in our region to see if any are interested in being acquired by Alpine. So far, all talks are in the early/development stages and no agreements are anticipated until Alpine is finished with the registration of its securities and has its shares of Common Stock listed for trading. Even then, Alpine anticipates a potential seller would want to wait a period of time to see how shares of Alpine's Common Stock are valued by the marketplace.

Ancillary Services
------------------

     We have therefore an agreement to sell our fixed based operation and concentrate our resources on our own maintenance and training needs. The sales agreement is for a sales price of $619,000 subject to certain lease-backs and offsets. Included in the lease-backs and offsets is a $25,000 lease of property from purchaser to Alpine to use for an office and hangar through February 15, 2001, an estimated $57,000 credit on inventory and fuel which will be provided to Alpine, a $190,000 into plane fuel credit to Alpine, and approximately $60,000 credit to Alpine against another lease held by purchaser which will be transferred to Alpine. As a result of the various offsets and credits, Alpine should received $285,000 in cash.

     We do not anticipate a significant change in earnings as a result of its sale to a third party. In recent years, our own expansion has resulted in most of the fixed base operation being directed to the maintenance of our own planes. We will continue to rain our own first-officers and captains through our FAA approved training program.


Employees
---------

     The Company has 70 full time employees including 7 in administration and 42 in flight operations which includes 23 pilots. No employees belong to any labor union or have employment contracts.

                     ITEM 2. DESCRIPTION OF PROPERTIES

     Alpine leases all of its real property. We have sold our current facilities and are leasing them back from the purchasers on a six months lease while our new facilities are completed. The lease back requires a payment of $25,000 for the six months. Presently, we estimate the new facilities will be completed around March 2001 at a cost of up to $1,000,000. Alpine's current facilities are approximately 30,000 square feet at the Provo Municipal Airport. These facilities are not optimal for our current and future needs. Alpine has leased additional property at the airport under a lease that will expire in 2040. Under the terms of the lease Alpine will pay a monthly lease rate of approximately $800. Our new hangar will be 21,000 square feet.

     We also lease a 10,403 square foot hangar in Billings, Montana at a lease rate of $15,904 per year. This lease expires on October 31, 2002, if not renewed by mutual consent.

     We carry extensive insurance coverage on all facilities as well as planes. Management believes our insurance coverage is adequate to cover any damage to our facilities or planes and any resulting liabilities.

                        ITEM 3. LEGAL PROCEEDINGS

     None.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended October 31, 1999.

                                PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There has been no public market for Alpine's Common Stock and there can be no assurance that a significant public market for the Common Stock will develop or be sustained in the future. As of February 1, 2001, there were approximately 111 record holders of the Company's common stock.


     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General
-------

     Since the early 90's, Alpine has been profitable with consistent revenue. Net income has ranged from a low in 1995 of $96,981 on revenue of $7,050,026 to net income of $2,690,397 in 2000 on revenue of $17,468,222. We believe this increase in revenue and more importantly net income is the result of focusing on our primary customer, the Postal Service. The focus on the Postal Service comes after pursuing various avenues in the aviation industry. We have tried to be a charter carrier, passenger carrier and support integrated cargo carriers. We discovered in each of these avenues that a small carrier such as Alpine has little negotiation capabilities and is at the discretion of the larger carriers and customers as to terms of payment. This placed substantial burden on our ability to meet our own financial needs, much less grow. Although these other markets could be profitable, certain dynamics such as size and steady cash flow had to be achieved before entering them.
After analyzing the various options available, we determined that until a certain size was reached, we should focus on government contracts, specifically the Postal Service.

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

     Presently, there are no real barriers, contractually or otherwise, to prevent us from expanding service beyond the Postal Service to FedEx, Emergy or any other carrier. Some integrated carriers limit or prohibit other cargo from being carried on one of their designated flights. Alpine's discussions with these carriers indicate a willingness to either waive this requirement for our small markets or guarantee a certain payment per flight. If a guaranteed payment is offered, Alpine would simply add another flight to a particular city to pick up the postal service mail.

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

     We are in the process of building new facilities at our Provo, Utah headquarters. These new facilities will serve as our corporate offices,
maintenance and training facilities.   We have sold the current facilities in
Provo, Utah. The proceeds from this sale will help pay for the new facilities as well as offset some lease and fuel expenses. The cost of the new facilities in excess of the proceeds received from the sale of the current facilities will be paid from our current capital and ongoing revenue. The facilities will be at the Provo Airport and be built on grounds leased from Provo City. The lease will be for 40 years, and like our current lease be for a fairly nominal monthly rent.

Liquidity and Capital Resources
-------------------------------

October 31, 2000 and 1999
-------------------------

     Financially, Alpine is experiencing its best times since inception. For the fiscal year ended October 31, 2000, we had record profits that left Alpine with current assets of $8,073,696 compared with current liabilities of $1,551,803 and no long term debt. This represents an increase in current assets of $3,641,497 from October 31, 1999, when current assets were $4,432,199. The largest increase from 1999 was in marketable securities which increased to $3,030,000. The increase in marketable securities was a result of higher net profits in 2000.

     With a working capital surplus of $6,521,893 we are positioned to complete the building of our new facility in Provo, Utah which we anticipate costing around $1,000,000. As a result of the sale of our fixed based operation, we only anticipate having to expend approximately $600,000 out of existing funds once we complete the sale of our existing facility. We do not anticipate any problems with liquidity in the upcoming year. Revenues should exceed the previous years, resulting in additional cash to fund operations and expansion.

     The only expenditures anticipated besides the new facility are for additional cargo aircraft. Management anticipates following its existing practice of not incurring large amounts of long term debt. Accordingly, if the planes cannot be financed out of existing revenue, management will seek alternatives. Hopefully, we will raise the necessary capital through the sale of equity. If not, Eugene Mallette has indicated a willingness, through other entities he controls, to purchase the planes and lease them back to Alpine. The lease terms would be similar to the ones currently being paid on our other planes which are also leased from entities controlled by Mr. Mallette. We believe these terms to be very favorable.

Results of Operation
--------------------

October 31, 2000 and 1998
-------------------------

     Our last two fiscal years were our best years ever in terms of revenue and net income. Revenue for the fiscal year ended October 31, 2000, was $17,468,222 which represented an increase of $4,990,406 or 40% over the $12,477,816 in revenue for the same period in 1999. More importantly, net income increased almost 53.2% to $2,690,397 for the fiscal year ended October 31, 2000, from $1,756,484 received in 1999. We consider the increase in net income to actually be better than expected given a nonrecurring consulting expense of $1,430,250 and nonrecurring organizational expenses of $76,568 which occurred during the year. Without these nonrecurring expenses, which were non-cash items, net income would have increased to $3,594,488 a 105% increase over the prior year.

     The increase in net income was the result of increased loads and expanded route system resulting in better utilization of planes and pilots. We consider these results even better than expected given the high fuel cost we had to pay in 2000 and continue to pay today. As we are able to expand routes, net income should continue to increase given our ratio of fixed cost to variable cost.

     Our contract with the Postal Service more than made up for the higher fuel cost as they awarded us expanded routes increasing to 20 in 2000. These increased routes allowed us to utilize our planes and pilots more efficiently. This additional revenue offset the increased variable cost of fuel and maintenance. We anticipate that fuel costs will remain about the same for this year, somewhere near $1.75 per gallon on average.

     One advantage we have over other carriers is the Postal Service contracts have a fuel expense increase clause. This clause automatically increases the amount the Postal Service pays us when fuel costs increase, making adjustments every quarter. Accordingly, as fuel costs go up, we generally only experience a quarter lag time before we begin to be paid at a higher rate. Although the total rate increase does not entirely offset our actual fuel cost increases.

     Operating expenses from 1999 to 2000 have decreased do to better utilization of our staff and better allocation of resources. Operating expenses went from $1,705,481 in 1999 to $1,042,314 in 2000. Part of this reduction was the result of the sale of our fixed based operation. Direct cost of operations increased, as expected with the increased routes, to $10,870,028 which was 62.6% of operating revenues. This percentage of direct cost has remained fairly constant from 1999 when direct cost were $7,756,828 or also 62.2% of operating revenues.

     Wage expense decreased by $442,805 for a couple of reasons. First, our chief executive officer did not take a bonus in 2000 as opposed to the $400,000 paid as a bonus to him in 1999. Additionally, the sale of our fixed based operation reduced wages. In future periods, other than bonuses for the first quarter of 2001, we do not intend to pay large cash bonuses to officers but will be setting up an option plan tied to more definitive management objectives. This change in bonus structure is being undertaken to better reflect our new ownership structure from a company primarily owned by two officers to a public company structure.

     One factor that will change in upcoming years is the revenue received from our fixed based operations. We do not feel it makes long term economic sense to continue to operate our fixed based operations for third party use. Accordingly in the last part of 2000, we sold the fixed based operation. This should result in increased profits for us as the fixed based operation was operating at a slight loss. We will transfer the personnel used in the fixed based operation to maintenance of our own planes and to other administrative needs.


                     ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company are set forth immediately following the signature page to this Form 10-KSB.


         ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

                                PART III


     ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers
--------------------------------

     The members of the Board of Directors of Alpine serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following are the directors and executive officers of Alpine.

Name                     Age         Position            Held Position Since
----                      --         --------            -------------------
Eugene R. Mallette        51         Chairman and CEO           1986
Bill Distefano            53         President and Director     1992
Leslie Hill               46         Chief Financial Officer    2000
Max A. Hansen             51         Secretary/Treasurer
                                     and Director               1986
Charles L. Bates          76         Director                   2000
Richard A. Rowack         52         Director                   2000

     Mr. Mallette began his career with Alpine in 1979 as its Sales Manager, then became General Manager later in 1979. He became Chief Executive Officer and Director upon acquiring Alpine in 1986. Prior to his employment by Alpine, he was employed by the State of Montana as a staff auditor. He received a B.A. in Business Administration from Carroll College in 1971.
Mr. Mallette holds a private pilot's license and maintains his proficiency. He devotes time to civic and charitable causes and was previously Chairman of the Better Business Bureau of Utah County and Vice-President of the Provo Chamber of Commerce.

     Bill Distefano has been Director of Maintenance for Alpine since 1972. He became a director in 1986 and president in 1992. He holds an Aircraft and Engine Repair Certificate and an Airframe Inspector certificate from the FAA.

     Leslie Hill has been our accountant since 1998 and named Chief Financial Officer in 2000. Prior to 1998, Ms. Hill was employed by Sendsations Card Company as controller. She received a Bachelor of Science degree from Brigham Young University in 1991. In 1999, Ms. Hill received the "Outstanding Achievement Award" from the Dale Carnegie Foundation in Salt Lake City, Utah.

     Max Hansen has been a director since 1986. He has been practicing law since 1976 and has had his own firm, Max A. Hansen & Associates, P.C. since 1980. Mr. Hansen provides legal services to Alpine. From 1988 to 1989, he was President of the Montana Bar Association and is currently a member of the American Bar Association House of Delegates. From 1982 to 1987 he was also Chairman of the Police Commission of Dillon, Montana. He was an instructor at Western Montana College of Law from 1980 to 1987. Mr. Hansen has received distinguished service awards from the Montana State Bar Association and the Montana Supreme Court. He received a JD degree from the University of San Diego in 1976, where he was a member of the law review. He received a BA in Political Science from Carroll College in 1971.

    Charles L. Bates was named a director in 2000. Mr. Bates is currently retired. He received a Bachelor of Science degree with honors in Mechanical Engineering from Northeastern University in Boston. Mr. Bates has been founder and president of the Valtek Company, a producer of high pressure automated valves, with manufacturing operations and offices in Utah, Alberta, Canada, Houston, Los Angeles, Melbourne, Auckland, New Zealand and Japan. Valtek products are also manufactured under license in England, Brazil, South Africa and Indonesia. In 1978, Valtek was named "Growth Company of the Year", by the National Association of Investment Clubs. In 1976 the Small Business Association named Mr. Bates the "Utah Businessman of the Year" and in 1977 he was recognized as "Utah's Outstanding Practicing Engineer" by the Utah Engineering Council. Mr. Bates served as a Member of the Board of Directors of the National Association of Manufacturers and the Utah Manufacturers Association. He was a Vice-President of the Utah Foundation and has served as the President of the Utah County Unit of the American Cancer Society. He is a former President of the Fluid Controls Institute and the Salt Lake City Chapter of the Instrument Society of America. He is a member of the National Council of Northeastern University and is a member of the Board of Directors of Daw Technologies, Inc. and was a member of the board of directors of Duriron Co.

     Richard A. Rowack was named a director of Alpine in 2000. Mr. Rowack has been employed by Republic Financial Corporation since 1988 working in their international commercial aircraft group. Republic Financial Corporation is focused on the acquisitions, sales and leasing of commercial, transport category passenger and cargo aircraft. Mr. Rowack graduated from the University of Colorado in 1973 with a degree in Finance.

     Except as indicated below, to the knowledge of management, during the past five years, no present or former director, or executive officer of the
Company:

     (1)filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

     (2)was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3)was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

           (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

          (ii) engaging in any type of business practice; or

         (iii)engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

     (4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

     (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

     (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Company believes all forms required to be filed under section 16 of the Exchange Act have been filed. On August 30, 2000, Bill Distefano and Eugene Mallette filed form 3s required for the event occurring on June 12, 2000.

                   ITEM 10.  EXECUTIVE COMPENSATION

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of Alpine's last three completed fiscal years to Alpine or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at October 1999, the end of Alpine's last completed fiscal year):

                           Summary Compensation Table
                           --------------------------

                                                                   Long Term Compensation
                                                                   ----------------------
                                 Annual Compensation             Awards               Payouts
                                 -------------------             ------               -------
                                                         Other            Restricted
   Name and                                              Annual        Stock    Options   LTIP       All Other
   Principal Position    Year    Salary    Bonus($)    Compensation    Awards    /SARs    Payout   Compensation
   ------------------    ----    ------    --------    ------------    ------    -----    ------    -----------
   Eugene Mallette,         2000   $104,000   $             $    -           -        -        -              -
   CEO                      1999   $ 57,000   $400,000      $3,843           -        -        -              -
                            1998   $ 52,000   $300,000      $2,885           -        -        -              -

   Bill Distefano           2000   $104,000   $268,503      $    -           -        -        -              -
   President                1999   $ 68,500   $204,178      $3,346           -        -        -              -
                            1998   $ 53,000   $ 72,500      $3,040           -        -        -              -




     In the past, our bonuses to officers were based on some fixed percentage of earnings and subjective factors reviewed by the board of directors. Except in the last two years, only Bill Distefano received any sizable amount of his compensation as a bonus. As our earnings have increased in the last few years, Eugene Mallette has started taking a bonus based on advice from our accountants. His bonus has been structured by our accountants to reflect his role as an officer of Alpine. These bonuses were also structured to minimize the overall tax affect to Alpine and Mr. Mallette. With our change in ownership structure, we intend to set up new bonus plans which have a more definitive structure and is more heavily focused on stock and options than cash. As yet, no plan has been set as we review our long term managerial human resource needs and our desire to start hiring new management with an eye to the future succession needs of Alpine if something were to happen to current management. Other annual compensation consisted of payments to 401(k) retirement accounts and health insurance reimbursements.

     Compensation Pursuant to Plans.

      None.

     Pension Table

      None.

     Compensation of Directors.

      None.

     Termination of Employment and Change of Control Arrangement.

     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company.

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information relating to the beneficial ownership of Alpine's Common Stock as of February 1, 2001 by each person known by Alpine to be the beneficial owner of more than 5% of the outstanding shares of Common Stock and each of Alpine's directors and executive officers.

Name and Address of
Principal Stockholders:        Common Stock         Percentage
----------------------------   ------------       ---------------
Eugene R. Mallette              8,407,188(D)           76.43
3450 West Mike Jense Parkway      989,500(I)            8.99
Provo, Utah 84601
The Mallette Family Limited
 Liability Company
3450 West Mike Jense Parkway
Provo, Utah 84601                 989,500               8.99
Smith Consulting Services, Inc.
455 East 500 South, Suite 200
Salt Lake City, Utah 84111(3)     646,850               5.88

Officers and Directors:
----------------------------
Eugene R. Mallette, CEO
 and Director                  ----------See Table Above--------
Bill Distefano, President
 and Director                    491,979               4.47
Leslie Hill, CFO                    -                   -
Max Hanson, Director                -                   -
Charles L. Bates, Director          -                   -
Richard Rowack, Director            -                   -
                               ---------             ------
All officers and directors
 as a group (6 persons)        9,888,667              89.89
                               =========             ======

     Unless otherwise noted below, Alpine believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised. Those shares owned directly are indicated by a (D) and those shares owned indirectly are indicated by an (I). Unless otherwise noted, shares are deemed to be owned directly.

     The Mallette Family LLC is controlled by Eugene Mallette. For purposes of calculating Mr. Mallette's ownership, the family limited liability company is considered indirectly owned by Mr. Mallette because of his influence on voting decisions of the limited liability company. However, the pecuniary interest and majority control of the LLC belongs to Mr. Mallette's family not him. Mr. Mallette address is care of the Company. As part of this offering, Mr. Mallette is gifting 114,500 shares to various family members and friends. The percentage after offering incorporates these gifts.

     Smith Consulting Services, Inc. is listed as a selling shareholder and has indicated it intends to sell 326,925 shares and hold 319,925 shares after the offering. Smith Consulting Services, Inc. is a consultant to Alpine. SCS, Inc. is controlled by Karl Smith.

          ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                   TRANSACTIONS WITH MANAGEMENT AND OTHERS.

     This Prospectus offers shares of common stock of Alpine Air Express, Inc., a Delaware corporation which was originally organized under the name Riverside Ventures, Inc. by Jehu Hand, with minimal capitalization, to search for and make an acquisition of an operating company. Riverside issued 1,000,000 shares to Mr. Hand and other shareholders on organization on April 20, 1994. On June 12, 2000, Riverside Ventures, Inc. entered into an Agreement and Plan of Reorganization with Alpine Air, a Utah corporation majority owned by Eugene R. Mallette. Pursuant to the reorganization agreement, Riverside acquired 100% of Alpine Air by exchanging 9,895,000 newly issued Riverside shares for all of the shares of Alpine Air, and Riverside changed its name to Alpine Air Express, Inc. The terms of the reorganization agreement, including the terms of the share exchange, were determined by arm's length negotiation between Messrs. Mallette and Hand. These individuals and their companies respectively controlled by them had no relationship or affiliation prior to this negotiation.

     Alpine leases all of its aircraft from CLB Corporation and Mallette Family LLC which is controlled by Mr. Mallette. The terms of these leases were approved by the independent directors of Alpine Air as fair and on the same terms as could have been obtained from non-affiliated parties.
During the fiscal year ended October 31, 2000, Alpine paid $3,326,924 to CLB and $240,565 to Mallette Family Limited Liability Company in lease payments. We have only recently started leasing planes from Mallette Family Limited Partnership but they are on the same terms as the CLB lease.

     Alpine has acquired an option to purchase CLB for $17,000,000. The purchase price will be paid for with shares of Alpine's Common Stock. Solely for purposes of the CLB transaction, Alpine's Common Stock will be valued on a sliding scale as $3.40 per share equals $17,000,000 which is the present value of the planes. The option is for a period of two years. The purchase price was determined by the "blue book" value of the planes owned by CLB less any debt still owed on the planes. CLB has less than $840,000 in debt on its 18 planes.

    Alpine will enter into a $2,000,000 promissory note and irrevocable option with Mallette Family, L.L.C. The loan will be made to assist in the purchase of Beechcraft 1900 planes that are going to be leased by Alpine from Mallette. The note is for three years and at an interest rate of six and one half percent. The irrevocable option will give Alpine the right, during any period the note remains outstanding, to purchase up to four planes being acquired by Mallette. The purchase price of the planes will be the fair market value of the planes on the date of purchase. This transaction will be entered into to provide a means for Alpine to have the use of 15 Beechcraft 1900 planes without the related debt associated with the planes. It is hoped that Alpine will eventually obtain capital either from operations or the sale of equity securities to buy the planes. In the meantime, Mallette will be the owner of the planes and responsible for any related debt. The note was entered into on favorable terms to facilitate the purchase of the planes.


     INDEBTEDNESS OF MANAGEMENT

     Mallette Family LLC currently owes Alpine $2,000,000 in funds due December 2003.

     TRANSACTIONS WITH PROMOTERS

     The Company was organized more than five years ago; hence transactions between the Company and its promoters or founders are not deemed to be material.

             ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                              Page
-----------------                                              ----
Report of Squire and Company, Certified Public Accountants      F-1

Consolidated Balance Sheets as of October 31, 2000, and 1999    F-2

Consolidated Statements of Operations for the fiscal years
 ended October 31, 2000, and 1999                               F-3

Consolidated Statements of Stockholders' Equity for the
 years ended October 31, 2000, and 1999, and  from inception    F-4

Consolidated Statements of Cash Flows for the fiscal years
 ended October 31, 2000, and 1999                               F-5

Notes to Financial Statements                                   F-6

 (a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

SEC Ref No.     Exhibit No.     Title of Document             Location
-----------     -----------     -----------------             --------
2. Plan of Acquisition, reorganization, arrangement, liquidation or Succession

2.     2.1   Agreement and Plan of Reorganization by          Incorporated
             and between Riverside Ventures, Inc. and         by Reference (1)
             Alpine Aviation, Inc. and related amendment

3.   Certificate of Incorporation and Bylaws
     3.1    Articles of Incorporation                         Incorporated
                                                              by Reference (2)
     3.2    Articles of Amendment                             Incorporated
                                                              by Reference (1)
     3.3    Bylaws                                            Incorporated
                                                              by Reference (2)
     3.4    Amended Bylaws                                    Incorporated
                                                              by Reference (1)

10.  Material Contracts
     10.1   United States Postal Service Solicitation
            ASYS-R-99-01 (Air System Contract)                Incorporated
                                                              by Reference (2)
     10.2   Air systems Contract Amendment                    Incorporated
                                                              by Reference (2)
     10.3   Bid Offer and Acceptance-ASYS-99.01               Incorporated
                                                              by Reference (2)
     10.4   Consulting Agreement by and between               Incorporated
            Alpine Aviation, Inc. and Smith Consulting        by Reference (1)
            Services, Inc.
     10.5   Stock Purchase and Sales Agreement (CLB)          Incorporated
                                                              by Reference (3)
     10.6   Irrevocable Options to Purchase by Mallette
            Family LLC                                        Incorporated
                                                              by Reference (3)
     10.7   Ground Lease-Provo                                Incorporated
                                                              by Reference (3)
     10.8   Ground Lease Extension-Provo                      Incorporated
                                                              by Reference (3)
     10.9   Ground Lease-Billings                             Incorporated
                                                              by Reference (3)
     10.10  CLB Lease Agreement for Planes                    Incorporated
                                                              by Reference (3)
     10.11  Agreement for Sale of Business Asset
             (Fixed Based Operation)                          Incorporated
                                                              By Reference (5)

21. Subsidiaries of the small business issuer-Alpine Aviation, Inc., a Utah corporation is the only subsidiary. It does business under the name Alpine Air.

(1) Incorporate by reference to the Company's Current Report on Form 8-K dated August 31, 2000.
(2) Incorporated by reference to the Company's Registration Statement on Form 10-SB, file no. 0-27011, filed August 12, 1999.
(3) Incorporated by reference to the Company's Registration Statement of Form SB-2 filed with the Commission on August 31, 2000, file no. 333-44920.
(4) Incorporated by reference to Alpine's Form 10-QSB for the quarter ended July 31, 2000, filed with the Commission on September 14, 2000.

     All other Exhibits called for by Rule 601 of Regulation S-B are not applicable to this filing.

     (b) Reports on Form 8-K.

     Alpine filed two reports on form 8-K in the fourth quarter of 2000. The first report filed on August 31, 2000, and covered the acquisition of Alpine Air Express. The second report filed on October 6, 2000, and covered the sale of the fixed based operation.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                Alpine Air Express, Inc.


Date: February ___, 2001         By: Euguene Mallette, Chief Executive Officer
                                     and Director


                                 By: Leslie Hill, Chief Accounting Officer

                  Index To Financial Statements

FINANCIAL INFORMATION OF ALPINE AVIATION, INC.
  YEARS ENDED OCTOBER 31, 2000 AND 1999
                                                                   PAGE
                                                                   ----
INDEPENDENT AUDITOR'S REPORT                                       F-1
Consolidated Balance Sheets                                        F-2
Consolidated Statements of Operations                              F-3
Consolidated Statements of Stockholder's Equity                    F-4
Consolidated Statements of Cash Flows                              F-5
Notes to Financial Statements                                      F-6

                     Independent Auditor'S Report


To the Board of Directors
of Alpine Air Express, Inc.

We have audited the accompanying consolidated balance sheet of Alpine Air Express, Inc. and subsidiary (a Utah corporation) as of October 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the two year period ended October 31, 2000. These financial statements are the responsibility of the management of Alpine Air Express, Inc. and subsidiary. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alpine Air Express, Inc. and subsidiary as of October 31, 2000, and the results of their operations and their cash flows for each of the years in the two year period ended October 31, 2000 in conformity with generally accepted accounting principles.



Squire and Company, PC
Orem, Utah
December 7, 2000

                  ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEET
                           October 31, 2000

ASSETS

Current Assets:
Cash and cash equivalents                                         $1,651,104
Marketable securities                                              3,030,000
Accounts receivable                                                1,155,118
Prepaid expense                                                      642,321
Inventories                                                          971,139
Current portion of deferred tax asset                                624,014
                                                                  ----------

Total current assets                                               8,073,696
                                                                  ----------

Property, Plant and Equipment - net                                  170,761

Construction in Progress                                              39,944
Loan to Stockholder                                                1,038,986
Restricted Cash                                                      285,000
                                                                  ----------

Total assets                                                      $9,608,387
                                                                  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                                  $  290,294
Accounts payable - related party                                     484,542
Accrued expenses                                                     579,798
Refundable deposits                                                   20,659
Current income tax payable                                           173,459
Current portion of deferred tax liability                              3,051
                                                                  ----------

Total current liabilities                                          1,551,803
                                                                  ----------
Deferred Income Taxes                                                124,954
                                                                  ----------
Total liabilities                                                  1,676,757

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized,
no shares issued or outstanding                                         -
Common stock, $.001 par value, 20,000,000 shares authorized,
11,000,000 shares issued and outstanding                              11,000
Additional paid in capital                                         1,590,078
Cumulative other comprehensive income                                204,219
Retained earnings                                                  6,126,333
                                                                  ----------
Total stockholders' equity                                         7,931,630

Total liabilities and stockholders' equity                        $9,608,387
                                                                  ==========
    The accompanying footnotes are an integral part of these statements.

                    ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended October 31, 2000 and 1999

                                                     2000           1999
Operating Revenues:
Operations                                       $15,293,498     $11,192,112
Public services                                    2,174,724       1,285,704
                                                 -----------     -----------

Total operating revenues                          17,468,222      12,477,816

Direct Costs:
Operations                                         8,891,180       6,281,649
Public services                                    1,978,848       1,475,339
                                                 -----------     -----------

Total direct costs                                10,870,028       7,756,988
                                                 -----------     -----------

Gross Profit                                       6,598,194       4,720,828
                                                 -----------     -----------
Operating Expenses:
General and administrative                         1,008,424       1,672,480
Depreciation                                          33,890          33,001
                                                  -----------    -----------
Total operating expenses                           1,042,314       1,705,481
                                                 -----------     -----------
Operating Income                                   5,555,880       3,015,347

Other Income (Expense):
Interest                                              (3,059)        (12,307)
 Other income (expense), net                         303,771        (108,197)
Nonrecurring consulting expense                   (1,430,250)           -
Nonrecurring organizational expenses                 (76,568)           -
                                                 -----------     -----------
Total other income (expense)                      (1,206,106)       (120,504)
                                                 -----------     -----------
Income Before Income Taxes                         4,349,774       2,894,843

Income Tax Expense (Benefit):
Current income tax expense                         2,257,252       1,153,130
Deferred income tax benefit                         (597,875)        (14,771)
                                                 -----------     -----------

Total income tax expense (benefit)                 1,659,377       1,138,359
                                                 -----------     -----------

Net Income                                        $2,690,397      $1,756,484
                                                 ===========     ===========

Earnings Per Share   Basic and Fully Diluted     $     0.25       $     0.16
                                                 ===========     ===========

Weighted Average Shares Outstanding               10,934,475      10,895,000
                                                 ===========     ===========
  The accompanying footnotes are an integral part of these statements.

                  ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   Years Ended October 31, 2000 and 1999




                                                                    Cumulative
                                                                    Other
                                                                    Compre-
                                                      Additional    hensive
                                       Common Stock    Paid In      Income       Retained
                                    Shares     Amount  Capital      (Loss)       Earnings                Total
                                  ------     ------    -------      ------       --------                -----

Balance, November 1, 1998         25,000    $95,361    $    -        $ 3,147     $ 1,679,452        $ 1,777,960

Comprehensive Net Income
   Calculation:
Net income                          -          -            -           -          1,756,484          1,756,484
Other comprehensive income -
net of tax.  Unrealized holding
losses arising during the period    -          -            -        (34,552)           -               (34,552)
                                  -------   -------     --------     --------      ---------         -----------
Comprehensive Income                -          -            -        (34,552)      1,756,484          1,721,932
                                  -------   -------     --------     --------      ---------          ----------
Balance, October 31, 1999         25,000     95,361         -        (31,405)      3,435,936          3,499,892

Stock issued for consulting
services                       1,048,850      1,049    1,429,201        -               -             1,430,250

Organization expense from
   stock exchange                 56,150         56       76,512        -               -                76,568

Stock issued in reverse
merger                         9,870,000    (85,466)      85,466        -               -                  -


Valuation of net liabilities
on June 12, 2000 of Riverside       -          -          (1,101)       -               -                (1,101)

Comprehensive Net Income
   Calculation:
Net income                          -          -            -           -          2,690,397          2,690,397
Other comprehensive income -
net of tax.  Unrealized holding
gains arising during the period     -          -            -        235,624            -               235,624
                                  -----     --------      ------     ---------     ----------         ---------
Comprehensive Income                -          -            -        235,624       2,690,397          2,926,021
                           ----    -------     ----    --------   --------        -------
Balance, October 31, 2000     11,000,000   $ 11,000   $1,590,078   $ 204,219      $6,126,333         $7,931,630
                              ==========   ========   ==========   =========      ==========         ==========



     The accompanying footnotes are an integral part of these statements.

                      ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Years Ended October 31, 2000 and 1999

                                                      2000              1999
                                                      ----              ----
Cash Flows from Operating Activities:
Net income                                        $2,690,397        $1,756,484
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Nonrecurring organizational expense                   76,568              -

Nonrecurring consulting expense                    1,430,250              -

Realized loss on marketable securities               387,350              -

Gain on disposal of property, plant, and equipment  (511,952)             -

Deferred tax benefit                                (597,875)         (14,771)
Depreciation and amortization                         33,890           33,001
Accrued interest on loan to stockholder              (38,986)            -

Changes in assets and liabilities:
Accounts receivable                                 (104,120)         348,001
Inventories                                         (441,214)         (33,296)
Prepaid expense                                      (85,217)         (32,561)
Construction in progress                             (39,944)            -
Accounts payable                                      95,971         (273,360)
Accounts payable - related party                     215,877          (26,928)
Accrued expenses                                     106,803           (9,091)
Refundable deposits                                   20,659             -

Income tax payable                                    40,264          105,885
                                                  ----------        ----------
   Total adjustments                                 588,324           96,880
                                                  ----------        ----------
Net cash provided by operating activities          3,278,721        1,853,364

Cash Flows from Investing Activities:
Proceeds from sale of marketable securities          421,500             -

Loan to stockholder                               (1,000,000)            -

Purchase of marketable securities                 (2,951,942)        (667,887)
Purchase of equipment                               (105,922)         (82,267)
                                                  ----------       ----------
Net cash used by investing activities             (3,636,364)        (750,154)
                                                  ----------       ----------
Net Increase (Decrease) in Cash and
Cash Equivalents                                    (357,643)       1,103,210

Beginning Cash and Cash Equivalents                 2,008,747         905,537
                                                   ----------      ----------
Ending Cash and Cash Equivalents                   $1,651,104      $2,008,747
                                                   ==========      ==========

     The accompanying footnotes are an integral part of these statements.

Note 1.Summary of Significant Accounting Policies
-------------------------------------------------
This summary of significant accounting policies of Alpine Air Express, Inc. and subsidiary (the Company) is presented to assist in understanding the Company's financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Organization and Business Description - Alpine Aviation, Inc. (Alpine) was incorporated in the state of Utah on October 7, 1975. On June 12, 2000 Alpine entered into a transaction that was accounted for as a reverse merger with Riverside Ventures, Inc., a Delaware corporation incorporated on April 20, 1994. At the time of the transaction, Riverside Ventures, Inc. was inactive. All of the outstanding common stock of Alpine was exchanged for 9,895,000 shares of common stock of Riverside Venture, Inc. The transaction, accounted for as a reverse merger acquisition, resulted in a recapitalization of Alpine inasmuch as it was deemed to be the acquiring entity for accounting purposes. Subsequently, Riverside Ventures, Inc. changed its name to Alpine Air Express, Inc.

In connection with the reverse merger, the 25,000 shares of common stock of Alpine were exchanged at a rate of one share of Alpine for 395.8 shares of Riverside Ventures, Inc. The earnings per share data have been retroactively restated to reflect the post merger share amounts. The historical financial statements prior to June 12, 2000 are those of Alpine.

The Company has been involved in the hauling of air freight, serving commuter routes, and providing pilot training. The Company terminated commuter flights in July 1999. Until the termination of commuter flights, the Federal government had enhanced the income of the Company on those essential air service routes.

Principles of Consolidation   The consolidated financial statements include
the accounts of Alpine Air Express, Inc. and its wholly owned subsidiary (together referred to as the Company). All material intercompany transactions and accounts have been eliminated.

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

An allowance of $100,000 was established for accounts receivable at October 31, 2000.

Marketable Securities - The Company held marketable equity and debt securities recorded at aggregate fair market values totaling $3,030,000 at October 31, 2000. These securities are classified as available-for-sale. Gross unrealized gains (losses) were $329,173 and $(57,586), for the years ending October 31, 2000 and 1999, respectively.

------------------------------------------------------------
Inventory - Inventory consists of airplane parts and fuel stated at the lower of cost or market, determined using the first-in, first-out method (FIFO).

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

Accumulated depreciation consists of $104,142 at October 31, 2000.

Equity Transactions - In connection with the reverse merger with Riverside, Alpine entered into an agreement to pay $150,000 in cash and requiring 1,048,850 of the combined entity's shares to be issued for consulting services. Alpine has recognized a $1,430,250 expense in relation to these shares for consulting services.

Additionally, in relation to the reverse merger, 56,150 shares remained in the hands of Riverside shareholders. These shares are treated as a one time organizational expense in the amount of $76,568.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts disclosed. Accordingly, actual results could differ from those estimates.

Earnings Per Share - Basic and fully diluted earnings per share is computed by dividing net income available for common stock by the weighted average number of common shares during the period.

Revenue and Cost Recognition - The Company utilizes the accrual method of accounting whereby revenue is recognized when earned and expenses are recognized when incurred.

Additional Cash Flow Statement Disclosures - The Company paid $3,059 and $12,307 in interest and $1,909,915 and $989,068 in income taxes during the years ended October 31, 2000 and 1999, respectively.

On June 12, 2000, the Company consummated a reverse merger wherein the Company effectively assumed $1,101 of the acquiree's debt obligations as a reduction of stockholders' equity.

------------------------------------------------------------
On September 21, 2000, the Company sold business assets for $617,000. The Company received $332,000 in fuel and leaseback credits (classified as prepaid expenses) and $285,000 in cash placed in escrow for the purchase of property.

Note 2.   Accounts Receivable
-----------------------------
Accounts receivable consists of the following at October 31:

                                                                  2000
                                                                  ----
Trade accounts receivable                                     $1,058,800
Accounts receivable - related party                              195,987
Accounts receivable - other                                          331
Allowance for doubtful accounts                                 (100,000)
                                                              ----------
                                                              $1,155,118
                                                              ==========
Note 3.   Income Taxes
----------------------
The Company accounts for income taxes under the provision of SFAS 109 "Accounting for Income Taxes." This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities.

The provision for income taxes consists of the following at October 31:

                                                        2000          1999
                                                        ----          ----
Current:
Federal                                             $1,884,781   $   982,405
State                                                  372,471       170,725

Total current                                        2,257,252     1,153,130

Deferred Expense (Benefit):
Income tax expense (benefit)                          (597,875)      (14,771)

Total income tax expense                            $1,659,377    $1,138,359
The income tax provision reconciled to the
tax computed at the federal statutory rate
 is as follows at October 31:
                                                        2000          1999
                                                        ----          ----

Income taxes at the statutory rate                   $1,478,923   $  964,667
Expense and (revenue) adjustments - net                 (65,378)       3,712
State income taxes, net of federal benefit              245,832      169,980

Total income tax provision                           $1,659,377   $1,138,359

----------------------------------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows at October 31:

                                                          2000
                                                          ----
Deferred tax assets:
Allowance for bad debts                               $  37,960
Accrued vacation and sick leave                          43,131
Non-cash consulting expenses                            542,923
Valuation allowance                                        -
                                                      ---------

Total deferred assets                                   624,014

Deferred tax liabilities:
Unrealized holding gains                               (124,954)
Excess tax depreciation                                  (3,051)
                                                      ---------

Total deferred tax liabilities                         (128,005)
                                                      ---------
Net deferred tax liabilities                          $ 469,009
                                                      =========

Note 4.   Related Party Transactions
------------------------------------
During the fiscal years ended October 31, 2000 and 1999, the Company leased its aircraft from CLB Corporation (CLB) and Mallette Family, LLC, which are owned by a significant stockholder of the Company. The lease terms for aircraft and equipment vary from month to month and approximates $330,000 per month. The Company owed $426,798 in lease payments to related parties at October 31, 2000.

Total lease expenses to related parties for the years ended October 31, 2000 and 1999 is detailed below.

                                              2000            1999
                                              ----            ----

CLB Corporation                            $ 3,326,924    $ 2,690,048
Mallette Family, LLC                           240,565           -
                                           -----------    -----------

                                           $ 3,567,489    $ 2,690,048
                                           ===========    ===========

Monthly engine overhaul reserves are paid based on actual flying hours during the month.

CLB and Mallette Family, LLC reimburse the Company for certain qualifying repairs paid for or performed by the Company. At October 31, 2000, the Company had a receivable of $195,987 related to these repairs.

The Company loaned $1,000,000 to a significant stockholder of the Company during the year ended October 31, 2000. This note bears interest at 6.25 percent, is unsecured, and is due March, 2001. Interest accrued to October 31, 2000 was $38,986.

Note 5.   Operating Leases
--------------------------
The Company also leases real property under an operating lease agreement expiring October 2001. Future minimum lease payments are as follows:


               2001                             $ 15,904
               2002                                 -
               2003                                 -
               2004                                 -
               Thereafter                           -
                                                --------
                                                $ 15,904
                                                ========

Note 6.   401(k) Profit Sharing Plan
------------------------------------
Employees who have been employed at least 3 months may contribute up to 17 percent of their compensation to the Company's 401(k) profit sharing plan. The Company contributes an additional 50 percent of the amount contributed by employees up to a maximum of 3 percent of compensation. Participants are fully vested in employer contributions after two years of service. The Company contributed $34,863 and $15,163, for the years ended October 31, 2000 and 1999, respectively.

Note 7.   Concentrations
------------------------
The Company receives the majority of its revenues from contracts with the U.S. Postal Service (USPS). For the years ending October 31, 2000 and 1999, the revenues from contracts with the USPS represented 87 percent and 79 percent of total revenues, respectively. At October 31, 2000, accounts receivable from the USPS totaled $1,044,016. Although a loss of contracts with the USPS would severely impact the financial position of the Company, the Company's management believes that the relationship with the USPS is excellent and will continue.

The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. As of October 31, 2000, the Company's uninsured cash balances totaled $1,864,411.

Note 8.   Sale of Business Assets
---------------------------------
On August 14, 2000, the Company entered into an agreement to sell certain of its business assets to Keystone Aviation, LLC (d.b.a. Million Air) of Salt Lake City, Utah. Included in the agreement are the sale of leasehold interests for certain property leased at the Provo, Utah Airport and certain buildings, improvements, and other personal property held by the Company. The sales price for these assets was $617,000 including $285,000 in cash at closing and the balance in leaseback and fuel credits to be applied over the next two years. The Company also received the future right to lease certain property at the Provo, Utah Airport. The sale took place on September 21, 2000.

Note 9.   Purchase Option
-------------------------
The Company has acquired an option to purchase CLB. The purchase price will be paid for with shares of the Company's common stock. The option is for a period of two years.

Note 10.   Recent Accounting Pronouncements
-------------------------------------------
In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, the FASB issued SFAS No. 137, which deferred the application of SFAS No. 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. The application of SFAS No. 133 is not expected to have a material impact on the Company's financial statement.