Form 10QSB
period 2001-01-31
ALPINE AIR EXPRESS INC/DE
filed 2001-03-19
CIK 1092807

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended: January 31, 2001

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

              Commission File Number:  333-44920

                      Alpine Air Express, Inc.
             -----------------------------------------------
      (Exact name of small business issuer as specified in its charter)

             Delaware                                         33-0619518
-------------------------------                           --------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

       3450 West Mike Jense Parkway, Provo, Utah               84601
     -------------------------------------------------------------------
     (Address of principal executive offices)                (Zip Code)

                                (801) 373-1508
                        -------------------------------
                           (Issuer telephone number)

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.        Yes
[X]  No [ ]     Yes [X]  No  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,000,000 shares of its $0.001 par value common stock as of March 15, 2001.

     Transitional Small Business Disclosure Format (check one)  Yes  [  ]  No
[X]

                        PART I FINANCIAL INFORMATION

                        ITEM 1.  FINANCIAL STATEMENTS

                          Alpine Air Express, Inc.
                            FINANCIAL STATEMENTS
                                (UNAUDITED)


     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, if any, and with the historical financial information of the Company.

                      ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEET
                           January  31, 2001 (Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents                                         $  359,905
Marketable securities                                              2,187,113
Accounts receivable                                                1,312,206
Prepaid expense                                                      691,644
Inventories                                                        1,159,547
Current portion of deferred tax asset                                623,205
                                                                  ----------
Total current assets                                               6,333,619

Property, Plant and Equipment - net                                  166,161

Construction in Progress                                             545,769
Loan to Stockholder                                                  522,496
Loan to Related Party                                              2,010,833
                                                                  ----------

Total assets                                                      $9,578,879
                                                                  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                                  $  137,973
Accounts payable - related party                                     387,914
Accrued expenses                                                       6,152
Refundable deposits                                                    7,033
Current income tax payable                                           502,245
Current portion of deferred tax liability                              3,051
                                                                  ----------

Total current liabilities                                          1,044,368

Deferred Income Taxes                                                 97,859
                                                                  ----------

Total liabilities                                                  1,142,227

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, no shares issued or outstanding-
Common stock, $.001 par value, 20,000,000 shares authorized,
  11,000,000 shares issued and outstanding                            11,000
Additional paid in capital                                         1,590,078
Cumulative other comprehensive income                                159,935
Retained earnings                                                  6,675,639
                                                                  ----------
Total stockholders' equity                                         8,436,652
                                                                  ----------
Total liabilities and stockholders' equity                        $9,578,879
                                                                  ==========

                      ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                 Three Months    Three Months
                                                Ended January    Ended January
                                                  31, 2001         31, 2000
                                                  --------         --------
Operating Revenues:
  Operations                                    $ 4,001,429      $ 3,708,935
  Public services                                   515,401          431,552
                                                -----------      -----------
Total operating revenues                          4,516,830        4,140,487

Direct Costs:
  Operations                                      3,066,825        1,942,871
  Public services                                   389,352          366,677
                                                -----------       ----------
Total direct costs                                3,456,177        2,309,548
                                                -----------       ----------
Gross Profit                                      1,060,653        1,830,939

Operating Expenses:
  General and administrative                        439,081          203,114
  Depreciation                                        4,600            7,896
                                                -----------       ----------
Total operating expenses                            443,681          211,010
                                                -----------       ----------

Operating Income                                    616,972        1,619,929

Other Income (Expense):
  Interest expense                                     -              (1,781)
  Other income (expense), net                       275,222           84,809
  Nonrecurring consulting expense                      -                -
  Nonrecurring organizational expenses                 -                -
                                                -----------      -----------
    Total other income (expense)                    275,222           83,028
                                                -----------      -----------

Income Before Income Taxes                          892,194        1,702,957

Income Tax Expense (Benefit):
  Current income tax expense                        346,845          724,983
  Deferred income tax (benefit) expense              (3,957)          21,489
                                                -----------      -----------
Total income tax expense (benefit)                  342,888          746,472
                                                -----------      -----------
Net Income                                      $   549,306      $   956,486
                                                ===========      ===========
Earnings Per Share - Basic and Fully Diluted    $      0.05      $      0.09

Weighted Average Shares Outstanding              11,000,000       10,895,000
                                                ===========      ===========

                    ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                           Cumulative
                                                                             Other
                                                                            Compre-
                                                             Additional     hensive
                                       Common Stock           Paid In       Income      Retained
                                    Shares         Amount     Capital       (Loss)      Earnings        Total
                                    ------         ------     -------       ------      --------        -----

Balance, October 31, 2000           11,000,000    $11,000    $1,590,078    $204,219    $6,126,333    $7,931,630


Comprehensive Net Income
Calculation (unaudited):
Net income                                -          -             -           -          549,305       549,305
Other comprehensive income-
net of tax.  Unrealized holding
gains arising during the period           -          -           -          (44,284)         -          (44,284)
                                    ----------    -------    ----------    --------    ----------    ----------
Comprehensive Income (unaudited)          -          -           -          (44,284)      549,305       505,021
                                    ----------    -------    ----------    --------    ----------    ----------

Balance, January 31, 2001
(unaudited)                         11,000,000    $11,000    $1,590,078    $159,935    $6,675,638    $8,436,651
                                    ==========    =======    ==========    ========    ==========    ==========




225:

                    ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                 Three Months    Three Months
                                                Ended January    Ended January
                                                  31, 2001         31, 2000
                                                  --------         --------
Cash Flows from Operating Activities:
Net income                                           $ 549,305     $ 956,486
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Reduction of loan to shareholder                       250,000          -
Nonrecurring organizational expense                       -             -
Nonrecurring consulting expense                           -             -
Realized gain on marketable securities                (217,890)         -
Gain on disposal of property, plant, and equipment        -             -
Deferred tax (benefit) expense                          (3,957)       21,489
Depreciation and amortization                            4,600         7,896
Accrued interest on loans to stockholder and
related party                                          (13,428)         -
Changes in assets and liabilities:
Accounts receivable                                   (157,088)     (349,288)
Inventories                                           (188,408)     (114,556)
Prepaid expense                                         30,677       (93,837)
Construction in progress                              (220,825)         -
Accounts payable                                      (152,321)      (56,200)
Accounts payable - related party                      (176,628)       43,907
Accrued expenses                                      (573,646)     (256,650)
Refundable deposits                                    (13,626)        1,529
Income tax payable                                     328,785       496,130
                                                     ---------       -------
   Total adjustments                                (1,103,755)     (308,580)
                                                     ---------       -------

Net cash provided (used) by operating activities      (554,450)      647,906

Cash Flows from Investing Activities:
Proceeds from sale of marketable securities            994,166          -
Loan to related party                               (2,000,000)         -
Loan to stockholder                                    269,085          -
Purchase of marketable securities                         -       (1,728,818)
Purchase of equipment                                     -          (15,178)
                                                     ---------     ---------

Net cash used by investing activities                 (736,749)   (1,743,996)
                                                     ---------     ---------
Net Decrease in Cash and
Cash Equivalents                                    (1,291,199)   (1,096,090)

Beginning Cash and Cash Equivalents                  1,651,104     2,008,747
                                                     ---------     ---------
Ending Cash and Cash Equivalents                     $ 359,905     $ 912,657
                                                     =========     =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     Alpine Air Express, Inc., a Delaware corporation, is engaged in the air cargo business through its wholly owned subsidiary Alpine Aviation, Inc., a Utah Corporation. Throughout most of the 1990's, Alpine Aviation has focused more and more on hauling mail for the Postal Service because of their favorable contracts, routes and payment practices. As a result of this focus, approximately 87% of Alpine Aviation's revenues now come from the Postal Service.
     Alpine currently has 20 routes covering 18 western cities in 9 states. Most routes are flown every day and some several times a day. Alpine's delivery commitment on U.S. mail and most of the cargo ranges from one to four hours. Alpine has consistently garnered awards from the U.S. Postal service for timeliness ranking in the top 10% of all contract carriers for the Postal Service.

     Alpine services its routes with 18 aircraft which are smaller turbo-prop aircrafts. Currently, the largest aircrafts in our fleet are Beechcraft 1900 which hold 5,400 pounds of cargo with the majority of our aircrafts Beechcraft 99 that carry 3,000 pounds of cargo. The Postal Service delivers and picks up all cargo we carry at the aircraft, unless separate arrangements have been made. The Post Office delivery and pick up aircraft side enables us to reduce our cost.

Liquidity and Capital Resources
-------------------------------

     We have entered a transition phase in our operations as we expand our capabilities to be able to continue to grow in the future. The last ten years have been vary profitable for Alpine as we developed a good relationship with the Postal Service, transitioned into an all cargo air carrier and became a profitable company. Now, we have reached a point where further growth requires a capital commitment on the part of Alpine to build a new facility, hire additional employees and obtain larger aircraft to service our expanding routes and acquire new routes.

     The quarter ended January 31, 2001, saw the beginnings of managements' commitment to expand our infrastructure for future growth. We have begun the construction on our new facility and will lease, from entities controlled by, Eugene Mallette, our chief executive officer and largest shareholder, four additional aircraft, all Beechcraft 1900 which will be our largest aircraft.

     These expansion efforts resulted in a decrease in current assets from $8,073,696 at October 31, 2000, to $6,333,620 at January 31, 2001. This
decrease was the result of loaning $2,000,000 to entities controlled by Mr. Mallette to assist him in purchasing the Beechcraft 1900's. Each Beechcraft 1900 cost over $2,000,000 which Mr. Mallette, through corporation's he controls has paid. We anticipate, pending additional equity financing, to eventually acquire these aircrafts from Mr. Mallette's entities.

     Our cash position was also affected by the natural lag time in placing new aircrafts in operation. Eventually, these aircrafts will produce increased revenue and additional overall net income. Presently, however, there is a lag between the receipt of the new aircraft and its retrofit from a passenger aircraft to a cargo aircraft. During this time frame we have had to hire additional personnel to maintain and retrofit the aircrafts. This result in a reduction in net revenue which also led to a reduction in available cash. We anticipated this temporary reduction in net income and believe in the long run it will be more than offset in net income in the future.

     Construction on our new facility started during the last quarter and should be completed in April or May 2001. With the construction, the purchase of additional equipment, including office equipment, our current assets were also reduced. We anticipate completing our new faculty in April or May 2001. The completion of the new facility should not result in significant additional expenses beyond those already incurred.

     With the sale of our fixed based operation, our inventories were reduced with the buyer of our fixed based operation taking part of our inventories. Additionally, we have reevaluated our inventory needs and have written some of our inventory off which we believe to be obsolete or no longer needed based on our current operating needs.

    Overall, our liabilities have decreased as operations have remained profitable and allowed us to service our ongoing expenses and debts on a timely basis. Working capital on January 31, 2001, continued to be strong with $5,289,252 in working capital. Although the working capital has decreased from $6,521,893 on October 31, 2000, overall assets remain fairly consistent with $9,578,879 in assets on January 31, 2001, as opposed to $9,608,387 on October 31, 2000.

     The only expenditures anticipated besides the new facility are for additional cargo aircraft. Management anticipates following its existing practice of not incurring large amounts of long term debt. Accordingly, if the aircrafts cannot be financed out of existing revenue, management will seek alternatives. Hopefully, we will raise the necessary capital through the sale of equity. If not, Eugene Mallette has indicated a willingness, through other entities he controls, to purchase the aircrafts and lease them back to Alpine.

Results of Operations
---------------------

     For the quarter ending January 31, 2001, operating revenues increased to $4,516,829 from $4,140,487 for the quarter ended January 31, 2000. This increase in revenue is in line with the continual increases we have been experiencing the last few years. However, net income declined from 2000, as our expansion efforts which started during our quarter ending January 31, 2001, increased expenses. This reduction in net income, before taxes, from $1,702,957 for the quarter ending January 31, 2000, to $892,193 for the quarter ending January 31, 2001, was the result of several factors which we feel in the long run will result in increased net income.

     Our direct costs increased during the quarter for several reasons. With the addition of four Beechcraft 99s and one Beechcraft 1900 to our fleet, cost have increased as we have had to higher additional pilots, mechanics and support staff in the operations and maintenance areas. The additional personnel were hired during the retrofitting of the new aircraft from passenger to cargo aircraft. As a result, we had a lag time between when the personnel, particularly maintenance had to be hired and when the aircrafts were placed into operations. As a result, direct cost for labor rose 45% without the corresponding increases in revenue which we expect to come in the second and third quarters of 2001.

     In anticipation of the new aircrafts, we obtained new routes which we did not have sufficient aircrafts to cover while the new aircrafts where being retrofitted. To maintain these routes, we assigned one aircraft to multiple routes, ferrying empty aircrafts between the routes. This resulted in fuel and pilot time which was not offset by any revenue. We have now added another two aircrafts to help cover these routes and as the retrofitting of the aircrafts becomes more systematic, we anticipated the length of time per aircraft in retrofitting to be reduced helping to eliminate the lag time between new routes, personnel and aircraft availability. We anticipate the cost as a percentage of revenue to decrease with less ferrying of empty aircrafts.

     The addition of the new aircrafts, particularly the Beechcraft 1900s will greatly expand our cargo capacity and ability to increase revenue. Unfortunately, as is typical with new aircraft, we have notice maintenance cost have been higher. Additionally, the lease cost of these aircrafts is higher resulting in higher cost which had to be paid during retrofitting and initial operations prior to the aircrafts starting to produce the revenue we expect in the future. These overall cost as a percentage of revenue should eventually be similar to what we saw in the past years. The results of the retrofit and getting the new aircrafts up to speed with the maintenance schedules also resulted in a 66% rise in maintenance expense which we expect to decrease in upcoming years.

     In addition to the cost related to the new aircrafts, the sale of our old facility prior to our new one being ready required we lease the old facility at $10,000 per month. Our new facility should cost approximately $3,000 per month, almost all of which will be related to depreciation expense as we our paying cash for the facility.

    The requirement for new pilots to fly the additional aircrafts and the demand for pilots in our industry resulted in our need to alter our pilot program. In the past, new captains were required to pay for the training they receive to enter our aircrafts. The industry has moved away from this practice and we have had a difficult time in recruiting the quality of pilot we need. Our policy to have pilots pay for their captain training has had to be changed to no longer require captains pay for their training. These additional cost will probably continue in the future as the demand for pilots continues to outpaced available pilots. We have offset some of the training cost through reduced wages for the first six month salary.

     Our general and administrative expense increase as the result of a $250,000 bonus to our chief executive officer during the quarter. Once our stock is publicly traded we anticipate the large cash bonuses to our officers will decrease.

  In the long-run we feel costs will even out additional routs will led to higher net income. The new aircrafts should allow us to fly more profitable and larger routes which ultimately should lead to increased net income. Over the next quarter, however, we would anticipate similar results prior to the cost and revenue coming more in line with past percentages.


                       PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

            None

ITEM 2.  CHANGES IN SECURITIES

            None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

ITEM 5.  OTHER INFORMATION

            None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)     Exhibits:

          SEC Ref No.     Exhibit No.     Title of Document
          -----------     -----------     -----------------
              10               10.1       Promissory Note-Mallette


      (b)     Reports on From 8-K.
              --------------------

            None

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Alpine Air Express, Inc.


Dated: March 19, 2001              By:
                                      --------------------------------------
                                      Eugene Mallette, Chief Executive Officer



Dated: March 19, 2001              By:
                                      --------------------------------------
                                      Leslie Hill, Chief Financial Officer and
                                      Principal Accounting Officer