Form 10KSB/A
period 2000-10-31
ALPINE AIR EXPRESS INC/DE
filed 2001-06-14
CIK 1092807

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB/A
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

  State issuer's revenues for its most recent fiscal year: $17,468,222
                                                            ----------


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

Liquidity and Capital Resources
-------------------------------

October 31, 2000 and 1999
-------------------------



     Financially, Alpine is experiencing its best times since inception. For the fiscal year ended October 31, 2000, we had record profits that left Alpine with current assets of $7,982,737 compared with current liabilities of $1,460,844 and no long term debt. This represents an increase in current assets of $3,550,662 from October 31, 1999, when current assets were $4,432,075. The largest increase from 1999 was in marketable securities which increased to $3,030,000. The increase in marketable securities was a result of higher net profits in 2000.

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

Name                     Age         Position            Held Position Since
----                      --         --------            -------------------
Eugene R. Mallette        51         Chairman and CEO           1986
Bill Distefano            53         President and Director     1992
Leslie Hill               46         Chief Financial Officer    2000
Max A. Hansen             51         Secretary/Treasurer
                                     and Director               1986
Richard A. Rowack         52         Director                   2000

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

                                Alpine Air Express, Inc.

                                           /s/
Date: June 14, 2001             By: Euguene Mallette, Chief Executive Officer
                                     and Director

                                            /s/
                                 By: Leslie Hill, Chief Accounting Officer

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



Squire and Company, PC
Orem, Utah
December 7, 2000

                  ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEET
                           October 31, 2000

ASSETS

Current Assets:
Cash and cash equivalents                                         $1,651,104
Marketable securities                                              3,030,000
Accounts receivable                                                1,155,118
Prepaid expense                                                    1,094,285
Inventories                                                          971,139
Current portion of deferred tax asset                                 81,091
                                                                  ----------

Total current assets                                               7,982,737
                                                                  ----------

Property, Plant and Equipment - net                                  170,761

Construction in Progress                                              39,944
Loan to Officer                                                    1,038,986
Restricted Cash                                                      285,000
                                                                  ----------

Total assets                                                      $9,517,428
                                                                  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                                  $  290,294
Accounts payable - related party                                     484,542
Accrued expenses                                                     579,798
Refundable deposits                                                   20,659
Current income tax payable                                            82,500
Current portion of deferred tax liability                              3,051
                                                                  ----------

Total current liabilities                                          1,460,844
Deferred Income Taxes                                                124,954
                                                                  ----------
Total liabilities                                                  1,585,798

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized,
no shares issued or outstanding                                         -
Common stock, $.001 par value, 20,000,000 shares authorized,
11,000,000 shares issued and outstanding                              11,000
Additional paid in capital                                         1,590,078
Cumulative other comprehensive income                                204,219
Retained earnings                                                  6,126,333
                                                                  ----------
Total stockholders' equity                                         7,931,630
                                                                  ----------
Total liabilities and stockholders' equity                        $9,517,428
                                                                  ==========

    The accompanying footnotes are an integral part of these statements.

                    ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended October 31, 2000 and 1999

                                                     2000           1999
Operating Revenues:
Operations                                       $15,293,498     $11,192,112
Public services                                    2,174,724       1,285,704
                                                 -----------     -----------

Total operating revenues                          17,468,222      12,477,816

Direct Costs:
Operations                                         8,891,180       6,281,649
Public services                                    1,978,848       1,475,339
                                                 -----------     -----------

Total direct costs                                10,870,028       7,756,988
                                                 -----------     -----------

Gross Profit                                       6,598,194       4,720,828
                                                 -----------     -----------
Operating Expenses:
General and administrative                         1,008,424       1,672,480
Depreciation                                          33,890          33,001
                                                  -----------    -----------
Total operating expenses                           1,042,314       1,705,481
                                                 -----------     -----------
Operating Income                                   5,555,880       3,015,347

Other Income (Expense):
Interest                                              (3,059)        (12,307)
 Other income (expense), net                         303,771        (108,197)
Nonrecurring consulting expense                   (1,430,250)           -
Nonrecurring organizational expenses                 (76,568)           -
                                                 -----------     -----------
Total other income (expense)                      (1,206,106)       (120,504)
                                                 -----------     -----------
Income Before Income Taxes                         4,349,774       2,894,843

Income Tax Expense (Benefit):
Current income tax expense                         1,714,329       1,153,130
Deferred income tax benefit                          (54,952)        (14,771)
                                                 -----------     -----------

Total income tax expense (benefit)                 1,659,377       1,138,359
                                                 -----------     -----------

Net Income                                        $2,690,397      $1,756,484
                                                 ===========     ===========

Earnings Per Share   Basic and Fully Diluted     $     0.25       $     0.16
                                                 ===========     ===========

Weighted Average Shares Outstanding               10,934,475      10,895,000
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

                      ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Years Ended October 31, 2000 and 1999

                                                      2000              1999
                                                      ----              ----
Cash Flows from Operating Activities:
Net income                                        $2,690,397        $1,756,484
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Nonrecurring organizational expense                   76,568              -

Nonrecurring consulting expense                    1,430,250              -

Realized loss on marketable securities               387,350              -

Gain on disposal of property, plant, and equipment  (511,952)             -
Deferred tax benefit                                 (54,952)         (14,771)
Depreciation and amortization                         33,890           33,001
Accrued interest on loan to stockholder              (38,986)            -

Changes in assets and liabilities:
Accounts receivable                                 (104,120)         348,001
Inventories                                         (441,214)         (33,296)
Prepaid expense                                     (537,181)         (32,561)
Construction in progress                             (39,944)            -
Accounts payable                                      95,971         (273,360)
Accounts payable - related party                     215,877          (26,928)
Accrued expenses                                     106,803           (9,091)
Refundable deposits                                   20,659             -

Income tax payable                                   (50,695)          105,885
                                                  ----------        ----------
   Total adjustments                                 588,324           96,880
                                                  ----------        ----------
Net cash provided by operating activities          3,278,721        1,853,364

Cash Flows from Investing Activities:
Proceeds from sale of marketable securities          421,500             -

Loan to stockholder                               (1,000,000)            -

Purchase of marketable securities                 (2,951,942)        (667,887)
Purchase of equipment                               (105,922)         (82,267)
                                                  ----------       ----------
Net cash used by investing activities             (3,636,364)        (750,154)
                                                  ----------       ----------
Net Increase (Decrease) in Cash and
Cash Equivalents                                    (357,643)       1,103,210

Beginning Cash and Cash Equivalents                 2,008,747         905,537
                                                   ----------      ----------
Ending Cash and Cash Equivalents                   $1,651,104      $2,008,747
                                                   ==========      ==========

     The accompanying footnotes are an integral part of these statements.

                       Alpine Air Express, Inc. and Subsidiary
                       Notes to Consolidated Financial Statements

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

                       Alpine Air Express, Inc. and Subsidiary
                       Notes to Consolidated Financial Statements
                                  (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)
------------------------------------------------------------
Inventory - Inventory consists of airplane parts and fuel stated at the lower of cost or market, determined using the first-in, first-out method (FIFO).

Depreciation - Provision for depreciation of property, plant and equipment is computed on the straight-line method for financial reporting purposes. Depreciation is based upon estimated useful lives as follows:

              Buildings and improvements        10 to 20 Years
              Equipment                         2 to 7 Years
              Furniture and fixtures            2 to 7 Years

Maintenance, repairs, and renewals which neither materially add to the value of the equipment nor appreciably prolong its life are charged to expense as incurred. No costs were capitalized during the year ended October 31, 2000. Gains and losses on dispositions of equipment are included in net income.

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

                       Alpine Air Express, Inc. and Subsidiary
                       Notes to Consolidated Financial Statements
                                  (Continued)

Note 1.  Summary of Significant Accounting Policies (Continued)
------------------------------------------------------------
On September 21, 2000, the Company sold business assets for $617,000. The Company received $332,000 in fuel and leaseback credits (classified as prepaid expenses) and $285,000 in cash placed in escrow for the purchase of property.

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
                                                              ----------
                                                              $1,155,118
                                                              ==========

Note 3.  Prepaid Expense
------------------------
Prepaid expense consists of the following at October 31:

                                                                 2000
                                                               ---------
            Prepaid income tax (See Note 5)                    $ 451,964
            Prepaid other taxes                                   47,286
            Other prepaid expense and credits                   595,035
                                                              ----------
                                                              $1,094,285
                                                              ===========

Note 4.   Operating Leases
--------------------------
The Company leases real property under an operating lease agreement expiring October 2001. Future minimum lease payments are as follows:

               2001                             $ 15,904
               2002                               15,904
               2003                                 -
               2004                                 -
               Thereafter                           -
                                                --------
                                                $ 31,808
                                                ========
Note 5.   Income Taxes
----------------------
The Company accounts for income taxes under the provision of SFAS 109 "Accounting for Income Taxes." This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities.

                       Alpine Air Express, Inc. and Subsidiary
                       Notes to Consolidated Financial Statements
                                  (Continued)

Note 5.  Income Taxes (continued)
---------------------------------
The provision for income taxes consists of the following at October 31:

                                                        2000          1999
                                                        ----          ----
Current:
Federal                                             $1,427,672   $   982,405
State                                                  286,657       170,725
                                                     ---------     ---------
Total current                                        1,714,329     1,153,130

Deferred Expense (Benefit):
Income tax expense (benefit)                           (54,952)      (14,771)
                                                     ----------    ----------
Total income tax expense                            $1,659,377    $1,138,359
                                                     ----------    ---------

The income tax provision reconciled to the tax computed at the federal statutory rate is as follows at October 31:
                                                        2000          1999
                                                        ----          ----

Income taxes at the statutory rate                   $1,478,923   $  964,667
Expense and (revenue) adjustments - net                 (65,378)       3,712
State income taxes, net of federal benefit              245,832      169,980
                                                     -----------  ----------
Total income tax provision                           $1,659,377   $1,138,359
                                                     ==========   ==========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows at October 31:

                                                          2000
                                                          ----
Deferred tax assets:
Allowance for bad debts                               $  37,960
Accrued vacation and sick leave                          43,131
Valuation allowance                                        -
                                                      ---------
Total deferred assets                                    81,091

Deferred tax liabilities:
Unrealized holding gains                               (124,954)
Excess tax depreciation                                  (3,051)
                                                      ---------
  Total deferred tax liabilities                       (128,005)
                                                      ---------
Net deferred tax liabilities                          $ (46,914)
                                                      =========

                       Alpine Air Express, Inc. and Subsidiary
                       Notes to Consolidated Financial Statements
                                  (Continued)

Note 5.  Income Taxes (continued)
---------------------------------
The income tax provision reconciled to the Balance Sheet accounts is as follows at October 31, 2000:

                                                       Federal       State
                                                       -------       -----

     Tax payments made                                $ 1,769,218  $ 204,157
     Fuel credits used                                    110,418        -
                                                      -----------  ---------
        Total tax payments and credits                  1,879,636    204,157

     Current income tax expenses                       (1,427,672)  (286,657)
                                                       -----------  ---------
     Prepaid income tax                                $  451,964
                                                       ==========
     Current income tax payable                                    $ (82,500)
                                                                   ==========

Prepaid income tax amounts will be applied to federal income tax liabilities in subsequent periods.

Note 6.   Related Party Transactions
------------------------------------
During the fiscal years ended October 31, 2000 and 1999, the Company leased its aircraft from CLB Corporation (CLB) and Mallette Family, LLC, which are owned by an officer and significant stockholder of the Company. The lease terms for aircraft and equipment vary from month to month and approximates $330,000 per month. The Company owed $426,798 in lease payments to related parties at October 31, 2000.

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

                       Alpine Air Express, Inc. and Subsidiary
                       Notes to Consolidated Financial Statements
                                  (Continued)

Note 6. Related Party Transactions (continued).
-----------------------------------------------
The Company loaned $1,000,000 to a significant stockholder of the Company during the year ended October 31, 2000. This note bears interest at 6.25 percent, is unsecured, and is due March, 2001. Interest accrued to October 31, 2000 was $38,986.

Note 7.   401(k) Profit Sharing Plan
------------------------------------
Employees who have been employed at least 3 months may contribute up to 17 percent of their compensation to the Company's 401(k) profit sharing plan. The Company contributes an additional 50 percent of the amount contributed by employees up to a maximum of 3 percent of compensation. Participants are fully vested in employer contributions after two years of service. The Company contributed $34,863 and $15,163, for the years ended October 31, 2000 and 1999, respectively.

Note 8.   Concentrations
------------------------
The Company receives the majority of its revenues from contracts with the U.S. Postal Service (USPS). For the years ending October 31, 2000 and 1999, the revenues from contracts with the USPS represented 87 percent and 79 percent of total revenues, respectively. At October 31, 2000, accounts receivable from the USPS totaled $1,044,016. Although a loss of contracts with the USPS would severely impact the financial position of the Company, the Company's management believes that the relationship with the USPS is excellent and will continue.

The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. As of October 31, 2000, the Company's uninsured cash balances totaled $1,864,411.

Note 9.   Sale of Business Assets
---------------------------------
On August 14, 2000, the Company entered into an agreement to sell certain of its business assets to Keystone Aviation, LLC (d.b.a. Million Air) of Salt Lake City, Utah. Included in the agreement are the sale of leasehold interests for certain property leased at the Provo, Utah Airport and certain buildings, improvements, and other personal property held by the Company. The sales price for these assets was $617,000 including $285,000 in cash at closing and the balance in leaseback and fuel credits to be applied over the next two years. The Company also received the future right to lease certain property at the Provo, Utah Airport. The sale took place on September 21, 2000 and resulted in a gain of $511,952 reported as part of the "Other income (expense), net" category on the Consolidated Statement of Operations.

                       Alpine Air Express, Inc. and Subsidiary
                       Notes to Consolidated Financial Statements
                                  (Continued)

Note 10.   Purchase Option
-------------------------
The Company has acquired an option to purchase CLB. The purchase price will be paid for with shares of the Company's common stock. The option is for a period of two years. This option is contingent on the Company acquiring five Beechcraft 1900 aircraft and on the Company's stock being traded on a recognized exchange at a price in excess of $3.40 per share.

Since CLB is owned by an officer and significant stockholder of the Company, this acquisition, if completed, would be accounted for using historical cost for all assets and liabilities of CLB in a manner similar to a pooling of interests.

Note 11.   Recent Accounting Pronouncements
-------------------------------------------
In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, the FASB issued SFAS No. 137, which deferred the application of SFAS No. 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. The application of SFAS No. 133 is not expected to have a material impact on the Company's financial statement.