Form 10QSB/A
period 2001-01-31
ALPINE AIR EXPRESS INC/DE
filed 2001-06-14
CIK 1092807

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                FORM 10-QSB/A

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


     The financial statements for the quarter ended January 31, 2001, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, if any, and with the historical financial information of the Company.

                      ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEET
                           January  31, 2001 (Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents                                         $  359,905
Marketable securities                                              2,187,113
Accounts receivable                                                1,312,206
Prepaid expense                                                      897,563
Inventories                                                        1,159,547
Current portion of deferred tax asset                                 80,282
                                                                  ----------
Total current assets                                               5,996,616

Property, Plant and Equipment - net                                  166,161

Construction in Progress                                             545,769
Loan to Stockholder                                                  522,496
Loan to Related Party                                              2,010,833
                                                                  ----------

Total assets                                                      $9,241,875
                                                                  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                                  $  137,973
Accounts payable - related party                                     387,914
Accrued expenses                                                       6,152
Refundable deposits                                                    7,033
Current income tax payable                                           135,975
Current portion of deferred tax liability                              3,051
                                                                  ----------

Total current liabilities                                            678,098

Deferred Income Taxes                                                 97,859
                                                                  ----------

Total liabilities                                                    775,957

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, no shares issued or outstanding-
Common stock, $.001 par value, 20,000,000 shares authorized,
  11,000,000 shares issued and outstanding                            11,000
Additional paid in capital                                         1,590,078
Cumulative other comprehensive income                                159,935
Retained earnings                                                  6,704,905
                                                                  ----------
Total stockholders' equity                                         8,465,918
                                                                  ----------
Total liabilities and stockholders' equity                        $9,241,875
                                                                  ==========
See accompanying notes to financial statements.

                      ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                 Three Months    Three Months
                                                Ended January    Ended January
                                                  31, 2001         31, 2000
                                                  --------         --------
Operating Revenues:
  Operations                                    $ 4,001,429      $ 3,708,935
  Public services                                   515,401          431,552
                                                -----------      -----------
Total operating revenues                          4,516,830        4,140,487

Direct Costs:
  Operations                                      3,066,825        1,942,871
  Public services                                   389,352          366,677
                                                -----------       ----------
Total direct costs                                3,456,177        2,309,548
                                                -----------       ----------
Gross Profit                                      1,060,653        1,830,939

Operating Expenses:
  General and administrative                        439,081          203,114
  Depreciation                                        4,600            7,896
                                                -----------       ----------
Total operating expenses                            443,681          211,010
                                                -----------       ----------

Operating Income                                    616,972        1,619,929

Other Income (Expense):
  Interest expense                                     -              (1,781)
  Other income (expense), net                       275,222           84,809
  Nonrecurring consulting expense                      -                -
  Nonrecurring organizational expenses                 -                -
                                                -----------      -----------
    Total other income (expense)                    275,222           83,028
                                                -----------      -----------

Income Before Income Taxes                          892,194        1,702,957

Income Tax Expense (Benefit):
  Current income tax expense                        346,845          724,983
  Deferred income tax (benefit) expense             (33,223)          21,489
                                                -----------      -----------
Total income tax expense (benefit)                  313,622          746,472
                                                -----------      -----------
Net Income                                      $   578,572      $   956,486
                                                ===========      ===========
Earnings Per Share - Basic and Fully Diluted    $      0.05      $      0.09
                                                -----------      -----------

Weighted Average Shares Outstanding              11,000,000       10,895,000
                                                ===========      ===========

See accompanying notes to financial statements.

                    ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                           Cumulative
                                                                             Other
                                                                            Compre-
                                                             Additional     hensive
                                       Common Stock           Paid In       Income      Retained
                                    Shares         Amount     Capital       (Loss)      Earnings        Total
                                    ------         ------     -------       ------      --------        -----

Balance, October 31, 2000           11,000,000    $11,000    $1,590,078    $204,219    $6,126,333    $7,931,630


Comprehensive Net Income
Calculation (unaudited):
Net income                                -          -             -           -          578,572       578,572
Other comprehensive income-
net of tax.  Unrealized holding
gains arising during the period           -          -           -          (44,284)         -          (44,284)
                                    ----------    -------    ----------    --------    ----------    ----------
Comprehensive Income (unaudited)          -          -           -          (44,284)      578,572       543,288
                                    ----------    -------    ----------    --------    ----------    ----------

Balance, January 31, 2001
(unaudited)                         11,000,000    $11,000    $1,590,078    $159,935    $6,704,905    $8,465,918
                                    ==========    =======    ==========    ========    ==========    ==========




228:


See accompanying notes to financial statements.

                    ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                 Three Months    Three Months
                                                Ended January    Ended January
                                                  31, 2001         31, 2000
                                                  --------         --------
Cash Flows from Operating Activities:
Net income                                           $ 578,572     $ 956,486
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Reduction of loan to shareholder                       250,000          -
Nonrecurring organizational expense                       -             -
Nonrecurring consulting expense                           -             -
Realized gain on marketable securities                (217,890)         -
Gain on disposal of property, plant, and equipment        -             -
Deferred tax (benefit) expense                         (33,223)       21,489
Depreciation and amortization                            4,600         7,896
Accrued interest on loans to stockholder and
related party                                          (13,428)         -
Changes in assets and liabilities:
Accounts receivable                                   (157,088)     (349,288)
Inventories                                           (188,408)     (114,556)
Prepaid expense                                        276,722       (93,837)
Construction in progress                              (220,825)         -
Accounts payable                                      (152,321)      (56,200)
Accounts payable - related party                      (176,628)       43,907
Accrued expenses                                      (573,646)     (256,650)
Refundable deposits                                    (13,626)        1,529
Income tax payable                                      53,475       496,130
                                                     ---------       -------
   Total adjustments                                (1,162,285)     (308,580)
                                                     ---------       -------

Net cash provided (used) by operating activities      (583,713)      647,906

Cash Flows from Investing Activities:
Proceeds from sale of marketable securities          1,023,429          -
Loan to related party                               (2,000,000)         -
Loan to stockholder                                    269,085          -
Purchase of marketable securities                         -       (1,728,818)
Purchase of equipment                                     -          (15,178)
                                                     ---------     ---------

Net cash used by investing activities                 (707,486)   (1,743,996)
                                                     ---------     ---------
Net Decrease in Cash and
Cash Equivalents                                    (1,291,199)   (1,096,090)

Beginning Cash and Cash Equivalents                  1,651,104     2,008,747
                                                     ---------     ---------
Ending Cash and Cash Equivalents                     $ 359,905     $ 912,657
                                                     =========     =========

See accompanying notes to notes to financial statements.

                  ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

Supplemental Information

The Company paid $0 and $1,781 in interest and $12,915 and $43,532 in income taxes during the three months ended January 31, 2000 and 1999, respectively. The Company declared a bonus to an officer of the Company of $250,000 which reduced the loan to that officer during the three months ended January 31, 2001.

                       ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Summary of Significant Accounting Policies
------------------------------------------------------
This summary of significant accounting policies of Alpine Air Express, Inc. and subsidiary (the Company) is presented to assist in understanding the Company's financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, if any, and with the historical information of the Company.

Organization and Business Description - Alpine Aviation, Inc. (Alpine) was incorporated in the state of Utah on October 7, 1975. On June 12, 2000 Alpine entered into a transaction that was accounted for as a reverse merger with Riverside Ventures, Inc., a Delaware corporation incorporated on April 20, 1994. At the time of the transaction, Riverside Ventures, Inc. was inactive. All of the outstanding common stock of Alpine was exchanged for 9,895,000 shares of common stock of Riverside Ventures, Inc. The transaction, accounted for as a reverse merger acquisition, resulted in a recapitalization of Alpine inasmuch as it was deemed to be the acquiring entity for accounting purposes. Subsequently, Riverside Ventures, Inc. changed its name to Alpine Air Express, Inc.

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

Principles of Consolidation - The consolidated financial statements include the accounts of Alpine Air Express, Inc. and its wholly owned subsidiary (together referred to as the Company). All material intercompany transactions and accounts have been eliminated.

Cash and Cash Equivalents - The Company considers demand deposits at banks and money market funds at other financial institutions with an original maturity of three months or less to be cash equivalents.

                       ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Summary of Significant Accounting Policies (Continued)
------------------------------------------------------------------
Accounts Receivable - The Company grants credit to its customers, substantially all of whom are businesses located in the western United States. The Company has no policy requiring collateral on any of its accounts receivable.

An allowance of $100,000 was established for accounts receivable at January 31, 2001.

Marketable Securities - The Company held marketable equity ($621,923) and debt ($1,565,180) securities recorded at aggregate fair market values totaling $2,187,113 at January 31, 2001. These securities are classified as available-for-sale. Gross unrealized gains were $257,793 and $102,896, for the three months ending January 31, 2001 and 2000, respectively.

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

              Buildings and improvements              10 to 20 Years
              Equipment                                2 to 7 Years
              Furniture and fixtures                   2 to 7 Years

Maintenance, repairs, and renewals which neither materially add to the value of the equipment nor appreciably prolong its life are charged to expense as incurred. No costs were capitalized during the three months ended January 31, 2001 and 2000. Gains and losses on dispositions of equipment are included in net income.

Accumulated depreciation was $108,742 at January 31, 2001.

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

Impairment of Long Term Assets - The Company reviews all long term assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable through undiscounted future cash flows. If an impairment loss has occurred, such loss is recognized in the Statement of Operations.
No such loss has been recognized in the three months ended January 31, 2001 and 2000, respectively.

                       ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.     Accounts Receivable
-------------------------------
Accounts receivable consists of the following at January  31:

                                                             2001
                                                            ------
     Trade accounts receivable                          $ 1,264,352
     Accounts receivable - related party                    147,854
     Allowance for doubtful accounts                       (100,000)
                                                        ------------
                                                        $ 1,312,206
                                                        ===========

Note 3.     Prepaid Expense
---------------------------
Prepaid expense consists of the following at January 31:
                                                             2001
                                                         -----------

     Prepaid income tax (See Note 5)                     $  205,919
     Prepaid other taxes                                    113,725
     Other prepaid expenses and credits                     577,919
                                                         ----------
                                                         $  897,563

Note 4.     Construction in Progress
------------------------------------
The Company is constructing a new hangar at the Provo, Utah Airport. All costs of construction have been accumulated as Construction in Progress on the Consolidated Balance Sheet.

Note 5.     Operating Leases
----------------------------
The Company leases real property under an operating lease agreement expiring October 2002. Future minimum lease payments for the years ending January 31 are as follows:

             2001                             $ 15,904
             2002                               15,904
             2003                                   -
             2004                                   -
             Thereafter                             -
                                               --------
                                               $ 31,808
                                               ========

                       ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.     Income Taxes
------------------------
The Company accounts for income taxes under the provision of SFAS 109 "Accounting for Income Taxes." This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities.

The provision for income taxes consists of the following:

                                           January 31,        January 31,
                                               2001               2000
                                           -------------   --------------
     Current:
     Federal                              $   280,455       $    548,533
     State                                     66,390            176,450
                                            -----------       ------------
     Total current                            346,845            724,983
     Deferred Expense (Benefit):
     Income tax expense (benefit)             (33,223)            21,489
                                           -----------         ----------
     Total income tax expense              $  313,622          $ 746,472
                                           ===========         ===========

The income tax provision reconciled to the tax computed at the federal statutory rate is as follows:
                                            January 31,     January 31,
                                               2001              2000
                                           ------------    ------------

Income taxes at the statutory rate         $   303,346     $    561,976
Expense and (revenue) adjustments - net        (40,147)          82,319
State income taxes, net of federal benefit      50,423          102,177
                                           ------------    ------------
     Total income tax provision            $   313,622     $   746,472
                                           ============    ============

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows at January 31:
                                                                2001
Deferred tax assets:
Allowance for bad debts                                  $     37,960
Accrued vacation and sick leave                                42,322
Valuation allowance                                                -
                                                         ------------
     Total deferred assets                                     80,282

Deferred tax liabilities:
     Unrealized holding gains                                 (97,859)
     Excess tax depreciation                                   (3,051)
                                                         -------------
     Total deferred tax liabilities                           (100,910)
                                                         -------------
Net deferred tax liabilities                              $   (20,628)
                                                         =============

                       ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.     Income Taxes (Continued)
------------------------------------
The income tax provision reconciled to the Balance Sheet accounts is as follows at January 31, 2001:

                                                   Federal             State
                                                  ----------          -------

Prepaid income tax, October 31, 2000             $   451,964       $       -
Current income tax payable, October 31, 2000              -          (82,500)

Tax payments made during the three months
  ending January 31, 2001                                 -           12,915
Adjustments upon filing of return                      34,410             -
Current income tax expense                           (280,455)       (66,390)
                                                 ------------       ---------
Prepaid income tax                               $    205,919
                                                 ============
Current income tax payable                                        $  (135,975)
                                                                  ===========

Prepaid income tax amounts will be applied to federal income tax liabilities in subsequent periods.

Note 7.     Related Party Transactions
--------------------------------------
During the three months ended January 31, 2001 and 2000, the Company leased its aircraft from CLB Corporation (CLB) and Mallette Family, LLC, which are owned by an officer and significant stockholder of the Company. The lease terms for aircraft and equipment vary from month to month and approximates $360,000 per month. The Company owed $387,914 in lease payments to related parties at January 31, 2001.

Total lease expenses to related parties for the three months ended January 31, 2001 and 2000 is detailed below.

                                                 January 31,     January 31,
                                                   2001              2000
                                                 -----------     -----------
CLB Corporation                                 $    831,505     $   801,591
Mallette Family, LLC                                 244,156              -
                                                ------------     ------------
                                                $  1,075,661     $   801,591
                                                ============     ============


Monthly engine overhaul reserves are paid based on actual flying hours during the month.

CLB and Mallette Family, LLC reimburse the Company for certain qualifying repairs paid for or performed by the Company. At January 31, 2001, the Company had a receivable of $147,854 related to these repairs.

                       ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7:   Related Party Transactions
------------------------------------
During the year ended October 31, 2000, the Company loaned $1,000,000 to an officer and significant stockholder of the Company. This officer repaid $269,085 of this note during the three months ended January 31, 2001. In addition, the officer was given a $250,000 bonus that reduced the balance due on this note. This note bears interest at 6.25 percent, is unsecured, and is due March 2003. Interest accrued at January 31, 2001 was $2,595. The balance on this loan at January 31, 2001 was $522,496.

During the three months ended January 31, 2001, the Company loaned $2,000,000 to Mallette Family, LLC, which is owned by an officer and significant stockholder of the Company. This note bears interest at 6.5 percent, is unsecured, and is due December 2003. Interest accrued to January 31, 2001 was $10,833.

Note 8.     401(k) Profit Sharing Plan
--------------------------------------
Employees who have been employed at least 3 months may contribute up to 17 percent of their compensation to the Company's 401(k) profit sharing plan.
The Company contributes an additional 50 percent of the amount contributed by employees up to a maximum of 3 percent of compensation. Participants are fully vested in employer contributions after two years of service. The Company contributed $0 and $10,247 for the three months ended January 31, 2001 and 2000, respectively.

Note 9.     Concentrations
--------------------------
The Company receives the majority of its revenues from contracts with the U.S. Postal Service (USPS). For the three months ending January 31, 2001 and 2000, the revenues from contracts with the USPS represented 86 and 89 percent of total revenues, respectively. At January 31, 2001, accounts receivable from the USPS totaled $1,233,224. Although a loss of contracts with the USPS would severely impact the financial position of the Company, the Company's management believes that the relationship with the USPS is excellent and will continue.

The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. As of January 31, 2001, the Company's uninsured cash balances totaled $395,001.

Note 10.     Purchase Option
----------------------------
The Company has acquired an option to purchase CLB. The purchase price will be paid for with shares of the Company's common stock. The option is for a period of two years. This option is contingent on the Company acquiring five Beechcraft 1900 aircraft and on the Company's stock being traded on a recognized exchange at a price in excess of $3.40 per share.

Since CLB is owned by an officer and significant stockholder of the Company, this acquisition, if completed, would be accounted for using historical cost for all assets and liabilities of CLB in a manner similar to a pooling of interests.

                       ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.     Recent Accounting Pronouncements
---------------------------------------------
In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, the FASB issued SFAS No. 137, which deferred the application of SFAS No. 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000.

In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". This statement is a replacement of SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". Most of the provisions of SFAS 125 were carried forward to SFAS 140 without reconsideration by the FASB, and some were changed only in minor ways. In issuing SFAS 140, the FASB included issues and decisions that had been addressed and determined since the original publication of SFAS 125. SFAS 140 is effective for transfers after March 31, 2001.

The application of SFAS 133 and 140 is not expected to have a material impact on the Company's financial statements.

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

     Alpine services its routes with 18 aircraft which are smaller turbo-prop aircraft. Currently, the largest aircraft in our fleet are Beechcraft 1900 which hold 5,400 pounds of cargo with the majority of our aircraft Beechcraft 99 that carry 3,000 pounds of cargo. The Postal Service delivers and picks up all cargo we carry at the aircraft, unless separate arrangements have been made. The Post Office delivery and pick up aircraft side enables us to reduce our cost.

Liquidity and Capital Resources
-------------------------------

     We have entered a transition phase in our operations as we expand our capabilities to be able to continue to grow in the future. The last ten years have been very profitable for Alpine as we developed a good relationship with the Postal Service, transitioned into an all cargo air carrier and became a profitable company. Now, we have reached a point where further growth requires a capital commitment on the part of Alpine to build a new facility, hire additional employees and obtain larger aircraft to service our expanding routes and acquire new routes.

     The quarter ended January 31, 2001, saw the beginnings of managements' commitment to expand our infrastructure for future growth. We have begun the construction of our new facility and will lease, from entities controlled by, Eugene Mallette, our chief executive officer and largest shareholder, five (5) additional aircraft, all Beechcraft 1900 which will be our largest aircraft.



     These expansion efforts resulted in a decrease in current assets from $7,982,737 at October 31, 2000, to $5,996,616 at January 31, 2001. This
decrease was the result of loaning $2,000,000 to entities controlled by Mr. Mallette to assist him in purchasing the Beechcraft 1900's. Each Beechcraft 1900 cost approximately $2,000,000 which Mr. Mallette, through corporation's he controls has paid. We anticipate, pending additional equity financing, to eventually acquire these aircraft from Mr. Mallette's entities.

     Our cash position was also affected by the natural lag time in placing new aircraft in operation. Eventually, these aircraft will produce increased revenue and additional overall net income. Presently, however, there is a lag between the receipt of the new aircraft and its retrofit from a passenger aircraft to a cargo aircraft. During this time frame we have had to hire additional personnel to maintain and retrofit the aircraft. This result in a reduction in net revenue also led to a reduction in available cash. We anticipated this temporary reduction in net income and believe in the long run it will be more than offset in net income in the future.

     Construction of our new facility started during the last quarter and should be completed in April 2001. With the construction, the purchase of additional equipment, including office equipment, our current assets were also reduced. The completion of the new facility should not result in significant additional expenses beyond those already incurred.

     With the sale of our fixed based operation, our inventories were reduced with the buyer of our fixed based operation taking part of our inventories. Additionally, we have reevaluated our inventory needs and have written some of our inventory off which we believe to be obsolete or no longer needed based on our current operating needs.



    Overall, our liabilities have decreased as operations have remained profitable and allowed us to service our ongoing expenses and debts on a timely basis. Working capital on January 31, 2001, continued to be strong with $5,318,518 in working capital. Although the working capital has decreased from $6,521,893 on October 31, 2000, overall assets remain fairly consistent with $9,241,875 in assets on January 31, 2001, as opposed to $9,517,428 on October 31, 2000.



     The only expenditures anticipated besides the new facility are for additional cargo aircraft. Management anticipates following its existing practice of not incurring large amounts of long term debt. Accordingly, if the aircraft cannot be financed out of existing revenue, management will seek alternatives. Hopefully, we will raise the necessary capital through the sale of equity. If not, Eugene Mallette has indicated a willingness, through other entities he controls, to purchase the aircraft and lease them back to Alpine.

Results of Operations
---------------------



     For the quarter ending January 31, 2001, operating revenues increased to $4,516,830 from $4,140,487 for the quarter ended January 31, 2000. This increase in revenue is in line with the continual increases we have been experiencing the last few years. However, net income declined from 2000, as our expansion efforts, which started during our quarter ending January 31, 2001, increased expenses. This reduction in net income, before taxes, from $1,702,957 for the quarter ending January 31, 2000, to $892,194 for the quarter ending January 31, 2001, was the result of several factors which we feel in the long run will result in increased net income.

     Our direct costs increased during the quarter for several reasons. With the addition of four Beechcraft 99s and one Beechcraft 1900 to our fleet, costs have increased as we have had to hire additional pilots, mechanics and support staff in the operations and maintenance areas. The additional personnel were hired during the retrofitting of the new aircraft from passenger to cargo aircraft. As a result, we had a lag time between when the personnel, particularly maintenance had to be hired and when the aircraft were placed into operation. As a result, direct cost for labor rose 45% without the corresponding increases in revenue which we expect to come in the second and third quarters of 2001.

     In anticipation of the new aircraft, we obtained new routes which we did not have sufficient aircraft to cover while the new aircraft where being retrofitted. To maintain these routes, we assigned one aircraft to multiple routes, ferrying empty aircraft between the routes. This resulted in fuel and pilot time which was not offset by any revenue. We have now added another two aircraft to help cover these routes and as the retrofitting of the aircraft becomes more systematic, we anticipated the length of time per aircraft in retrofitting to be reduced, helping to eliminate the lag time between new routes, personnel and aircraft availability. We anticipate the cost as a percentage of revenue to decrease with less ferrying of empty aircraft.

     The addition of the new aircraft, particularly the Beechcraft 1900s, will greatly expand our cargo capacity and ability to increase revenue. Unfortunately, as is typical with new aircraft, maintenance costs have been higher. Additionally, the lease costs of these aircraft is higher resulting in higher costs which had to be paid during retrofitting and initial operations prior to the aircraft starting to produce the revenue we expect in the future. These overall costs as a percentage of revenue, should eventually be similar to what we saw in past years. The results of the retrofit and getting the new aircraft up to speed with the maintenance schedules also resulted in a 66% rise in maintenance expense which we expect to decrease in upcoming quarters.

     In addition to the cost related to the new aircraft, the sale of our old facility prior to our new one being ready required we lease the old facility at $5,000 per month. Our new facility should cost approximately $3,000 per month, almost all of which will be related to depreciation expense as we our paying cash for the facility from internally generated profits.

    The requirement for new pilots to fly the additional aircraft and the demand for pilots in our industry resulted in our need to alter our pilot program. In the past, new captains were required to pay for the training they receive to enter our aircraft. The industry has moved away from this practice and we have had a difficult time in recruiting the quality of pilot we need. Our policy to have pilots pay for their captain training has had to be changed to no longer require that captains pay for their training. These additional costs will probably continue in the future as the demand for pilots continues to outpaced available pilots. We have offset some of the training costs through reduced wages for the first twelve (12) month salary period.

     Our general and administrative expense increased as the result of a $250,000 bonus to our chief executive officer during the quarter. Once our stock is publicly traded we anticipate the large cash bonuses to our officers will decrease substantially.

  In the long-run we feel costs will even out as additional routes will lead to higher net income. The new aircraft should allow us to fly more profitable and longer routes which ultimately should lead to increased net income. Over the next quarter, however, we would anticipate similar results prior to costs and revenues coming more in line with past percentages.


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

                                   Alpine Air Express, Inc.


Dated: June 14, 2001              By:      /s/
                                      --------------------------------------
                                      Eugene Mallette, Chief Executive Officer



Dated: June 14, 2001              By:     /s/
                                      --------------------------------------
                                      Leslie Hill, Chief Financial Officer and
                                      Principal Accounting Officer