Form 10QSB
period 2001-04-30
ALPINE AIR EXPRESS INC/DE
filed 2001-06-19
CIK 1092807

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended: April 30, 2001

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

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,000,000 shares of its $0.001 par value common stock as of June 11, 2001.

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

                  ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET

                                             April                October 31,
                                             2001                   2000
                                             ----                    ----
                                          (Unaudited)             (Audited)
ASSETS
Current Assets:
Cash and cash equivalents             $ 1,131,053                  $1,651,104
Marketable securities                   1,938,290                   3,030,000
Accounts receivable                     1,278,729                   1,155,118
Other receivable                          187,031                          -
Prepaid expense                           584,778                   1,094,285
Inventories                             1,113,338                     971,139
Current portion of deferred tax asset      72,900                      81,091
                                       ----------                  ----------
Total current assets                    6,306,117                   7,982,737

Property, Plant and Equipment - net       166,145                     170,761
Construction in Progress                  972,216                      39,944
Loan to Officer                           530,703                   1,038,986
Loan to Related Party                   2,043,687                        -
Restricted Cash                              -                        285,000
                                       ----------                  ----------
Total assets                          $10,018,868                 $9,517,428
                                       ==========                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                       $  355,949                 $   290,294
Accounts payable - related party          463,175                     484,542
Accrued expenses                          175,615                     579,798
Refundable deposits                         8,624                      20,659
Current income tax payable                 39,458                      82,500
Current portion of deferred income taxes    3,051                       3,051
                                       ----------                  ----------
Total current liabilities               1,045,872                   1,460,844
Deferred Income Taxes                      35,655                     124,954
                                       ----------                  ----------
Total liabilities                       1,081,527                   1,585,798

Stockholders' Equity:
   Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued or outstanding           -                           -
Common stock, $.001 par value,
  20,000,000 shares authorized,
  11,000,000 shares issued and
  outstanding                             11,000                      11,000
Additional paid in capital             1,590,078                   1,590,078
Cumulative other comprehensive income     58,273                     204,219

                   ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEET (Continued)


Retained earnings                       7,277,990                   6,126,333
                                      -----------                 -----------
   Total stockholders' equity           8,937,341                   7,931,630
                                       ----------                  ----------
Total liabilities and stockholders'
equity                                $10,018,868                  $9,517,428
                                       ==========                  ==========

                    ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                     Three Months   Three Months    Six Months     Six Months
                      Ended April    Ended April   Ended April   Ended April
                        30, 2001      30, 2000       30, 2001      30, 2000
                      -----------    -----------   -----------   -----------
Operating Revenues:
  Operations         $  3,978,936    $ 4,145,715   $ 7,980,364   $ 7,854,650
Public services           587,627        505,293     1,103,028       936,845
                      -----------    -----------   -----------   -----------
   Total operating
   revenues             4,566,563      4,651,008     9,083,392     8,791,495

Direct Costs:
   Operations           3,010,197      1,929,112     6,077,023     3,871,984
Public services           434,916        474,964       824,268       841,640
                      -----------    -----------   -----------   -----------
  Total direct costs    3,445,113      2,404,076     6,901,291     4,713,624
                      -----------    -----------   -----------   -----------
Gross Profit            1,121,450      2,246,932     2,182,101     4,077,871

Operating Expenses:
   General and
   administrative         187,166        313,654       626,245       516,769
   Depreciation            11,600          8,131        16,200        16,027
                      -----------    -----------   -----------   -----------
   Total operating
   expenses               198,766         21,785       642,445       532,796
                      -----------    -----------   -----------   -----------
Operating Income          922,684      1,925,147     1,539,656     3,545,075

Other Income (Expense):
   Interest expense          -            (1,278)         -           (3,059)
   Other income
   (expense), net          52,734         47,554       327,956       132,363
                      -----------    -----------   -----------   -----------
  Total other income
  (expense)                52,734         46,276       327,956       129,304
                      -----------    -----------   -----------   -----------

Income Before Income
Taxes                     975,418      1,971,423     1,867,612     3,674,379

Income Tax Expense
(Benefit):
   Current income tax
   expense                364,795        778,605       711,640     1,503,588

                    ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Continued)




   Deferred income tax
   (benefit) expense       37,538        (70,885)        4,315       (49,396)
                      -----------    -----------   -----------   -----------

   Total income tax
   expense (benefit)      402,333        707,720       715,955     1,454,192
                      -----------    -----------   -----------   -----------



Net Income            $   573,085    $ 1,263,703   $ 1,151,657   $ 2,220,187
                      ===========    ===========   ===========   ===========

Earnings Per Share -
Basic and Fully
Diluted               $      0.05    $      0.12   $       .10   $       .20
                      ===========    ===========   ===========   ===========

Weighted Average
Shares Outstanding     11,000,000     10,895,000    11,000,000    10,895,000
                      ===========    ===========   ===========   ===========

                    ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                        Cumulative
                                                                           Other
                                                                          Compre-
                                                          Additional      hensive
                                    Common Stock           Paid In        Income       Retained
                                 Shares       Amount       Capital        (Loss)       Earnings        Total
                                 ------       ------       -------         ----        --------        -----

Balance, October 31, 2000     11,000,000     $11,000     $1,590,078     $ 204,219     $6,126,333     $7,931,630

Comprehensive Net Income
Calculation (unaudited):
Net income                          -           -              -             -         1,151,657      1,151,657
Other comprehensive income -
net of tax.  Unrealized
holding losses arising
during the period                   -           -              -         (145,946)          -          (145,946)
                              ----------     -------     ----------     ---------     ----------     ----------
Comprehensive Income (unaudited)    -           -              -         (145,946)     1,151,657      1,005,711
                              ----------     -------     ----------     ---------     ----------     ----------
Balance, April 30, 2001
(unaudited)                   11,000,000     $11,000     $1,590,078     $  58,273     $7,277,990     $8,937,341
                              ==========     =======     ==========     =========     ==========     ==========


                    ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                 Three Months     Three Months     Six Months     Six Months
                                                  Ended April     Ended April      Ended April    Ended April
                                                   30, 2001        30, 2000         30, 2001       30, 2000
                                                   --------        --------         --------       --------

Cash Flows from Operating Activities:
Net income                                        $ 573,085     $ 1,263,703     $ 1,151,657     $ 2,220,187
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Reduction of loan to shareholder                       -               -            250,000            -
Realized (gain) loss on marketable securities          -             16,980        (217,889)         16,980
Deferred tax (benefit) expense                       37,538         (70,885)          4,315         (49,396)
Depreciation and amortization                        11,600           8,131          16,200          16,027
Accrued interest on loans to officer and
related party                                       (41,060)         (7,102)        (54,488)         (7,102)
Changes in assets and liabilities:
Accounts receivable                                  33,477        (118,417)       (123,611)       (467,705)
Other receivable                                   (187,031)            -          (187,031)            -
Inventories                                          46,210        (131,963)       (142,198)       (246,519)
Prepaid expense                                     312,785          42,798         589,507         (51,039)
Accounts payable                                    217,977         (45,872)         65,656        (102,072)
Accounts payable - related party                     75,261        (109,732)       (101,367)        (65,825)
Accrued expenses                                    169,463         209,516        (404,181)        (56,132)
Refundable deposits                                   1,591          18,550         (12,035)         20,079
Income tax payable                                  (96,517)       (396,306)        (43,042)         99,824
                                                   --------         -------        --------      ----------
   Total adjustments                                 581,294       (584,302)       (360,164)       (892,880)
                                                   --------         -------        --------      ----------
Net cash provided by operating activities          1,154,379        679,401         791,493       1,327,307

Cash Flows from Investing Activities:
Proceeds from sale of marketable securities           54,800        299,685       1,078,230         299,685
Loan to related party                                   -              -         (2,000,000)           -
Loan to officer                                         -        (1,000,000)        269,082      (1,000,000)
Purchase of marketable securities                       -          (168,054)           -         (1,896,872)
Construction in progress                            (426,447)          -           (647,272)           -
Purchase of equipment                                (11,584)          -            (11,584)        (15,178)
                                                   --------         -------        --------      ----------
Net cash used by investing activities               (383,231)      (868,369)     (1,311,544)    $(2,162,365)
                                                   ---------        -------      ----------     -----------
Net Increase (Decrease) in Cash and
Cash Equivalents                                     771,148       (188,968)       (520,051)     (1,285,058)

Beginning Cash and Cash Equivalents                  359,905        912,657       1,651,104       2,008,747
                                                   ---------        -------      ----------      ----------
Ending Cash and Cash Equivalents                  $1,131,053       $723,689      $1,131,053      $  723,689
                                                  ==========       ========      ==========      ==========


Supplemental Information
------------------------
The Company paid $0 and $3,059 in interest and $342,092 and $1,243,974 in income taxes during the six months ended April 30, 2001 and 2000, respectively. The Company declared a bonus to an officer of the Company of $250,000, which reduced the loan to that officer during the six months ended April 30, 2001.

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

                    ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

Note 1.     Summary of Significant Accounting Policies (Continued)
------------------------------------------------------------------
Accounts Receivable - The Company grants credit to its customers, substantially all of whom are businesses located in the western United States. The Company has no policy requiring collateral on any of its accounts receivable.
An allowance of $100,000 was established for accounts receivable at April 30, 2001.

Marketable Securities - The Company held marketable equity ($361,329) and debt ($1,576,961) securities recorded at aggregate fair market values totaling $1,938,290 at April 30, 2001. These securities are classified as available-for-sale. Gross unrealized gains were $93,928 and $150,999, at April 30, 2001 and 2000, respectively.

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

Buildings and improvements                 10 to 20 Years
Equipment                                   2 to 7 Years
Furniture and fixtures                      2 to 7 Years

Maintenance, repairs, and renewals which neither materially add to the value of the equipment nor appreciably prolong its life are charged to expense as incurred. No costs were capitalized during the six months ended April 30, 2001 and 2000. Gains and losses on dispositions of equipment are included in net income.

Accumulated depreciation was $120,342 at April 30, 2001.

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

                    ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Continued)

Note 1.     Summary of Significant Accounting Policies (Continued)
------------------------------------------------------------------
Impairment of Long-Term Assets - The Company reviews all long-term assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable through undiscounted future cash flows. If an impairment loss has occurred, such loss is recognized in the Statement of Operations.
No such loss has been recognized in the six months ended April 30, 2001 and 2000, respectively.

Note 2.     Accounts Receivable
-------------------------------
Accounts receivable consists of the following at April 30:

                                                            2001

     Trade accounts receivable                            $ 1,104,231
     Accounts receivable - related party                      274,098
     Accounts receivable - other                                  400
     Allowance for doubtful accounts                         (100,000)
                                                          ------------
                                                          $ 1,278,729
                                                          ============

Note 3.     Prepaid Expense
---------------------------
Prepaid expense consists of the following at April 30:

                                                              2001

     Prepaid income tax (See Note 5)                     $    39,374
     Prepaid other taxes                                     173,104
     Other prepaid expenses and credits                      372,298
                                                          -----------
                                                         $   584,776
                                                         ============

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

The provision for income taxes consists of the following:

                                           April 30,        April 30,
                                            2001               2000
Current:
Federal                                 $    587,590     $  1,204,071
State                                        124,050          299,517
                                        -------------    ------------
Total current                                711,640        1,503,588

Deferred Expense (Benefit):
Income tax expense (benefit)                   4,315          (49,396)
                                        -------------     ------------
     Total income tax expense           $    715,955      $  1,454,192

The income tax provision reconciled to the tax computed at the federal statutory rate is as follows:

                                             April 30,      April 30,
                                               2001           2000

Income taxes at the statutory rate          $   634,988   $ 1,249,289
Expense and (revenue) adjustments - net           7,010        59,398
State income taxes, net of federal benefit       73,957       145,505
                                            -----------   -----------
     Total income tax provision             $   715,955   $ 1,454,192

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows at April 30:
                                                               2001
Deferred tax assets:
Allowance for bad debts                                   $  37,960
Accrued vacation and sick leave                              34,940
Valuation allowance                                               -
                                                           --------
     Total deferred assets                                   72,900
                                                           --------
Deferred tax liabilities:
     Unrealized holding gains                               (35,655)
     Excess tax depreciation                                 (3,051)
                                                            --------
     Total deferred tax liabilities                          (38,706)
                                                           ---------
Net deferred tax assets                                    $ 34,194
                                                           =========

                    ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Continued)


Note 5.     Income Taxes (Continued)
------------------------------------
The income tax provision reconciled to the Balance Sheet accounts is as follows at April 30, 2001:

                                                 Federal             State

Prepaid income tax, October 31, 2000            $   451,964     $        -
Current income tax payable, October 31, 2000          -            (82,500)

Tax payments made during the six months
  ending April 30, 2001                             175,000        167,092

Current income tax expense                         (587,590)      (124,050)
                                                ------------     ----------
Prepaid income tax                              $    39,374
                                                ===========
Current income tax payable                                       $ (39,458)
                                                                  =========

Prepaid income tax amounts will be applied to federal income tax liabilities in subsequent periods.

Note 6.     Related Party Transactions
--------------------------------------
During the six months ended April 30, 2001 and 2000, the Company leased its aircraft from CLB Corporation (CLB) and Mallette Family, LLC, which are owned by an officer and significant stockholder of the Company. The lease terms for aircraft and equipment vary from month to month and approximates $400,000 per month. The Company owed $463,175 in lease payments to related parties at April 30, 2001.

Total lease expenses to related parties for the six months ended April 30, 2001 and 2000 is detailed below.

                                                  April 30,     April 30,
                                                    2001          2000

CLB Corporation                                $ 1,650,502     $  1,580,913
Mallette Family, LLC                               725,923                -
                                               -----------      -----------
                                               $ 2,376,425     $  1,580,913
                                               ===========     ============

Monthly engine overhaul reserves are paid based on actual flying hours during the month.

CLB and Mallette Family, LLC reimburse the Company for certain qualifying repairs paid for or performed by the Company. At April 30, 2001, the Company had a receivable of $274,098 related to these repairs.

                    ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Continued)

Note 6.     Related Party Transactions (Continued)
--------------------------------------------------
During the year ended October 31, 2000, the Company loaned $1,000,000 to an officer and significant stockholder of the Company. This officer repaid $269,085 of this note during the three months ended January 31, 2001. In addition, the officer was given a $250,000 bonus that reduced the balance due on this note. This note bears interest at 6.25 percent, is unsecured, and is due March 2003. Interest accrued at April 30, 2001 was $10,801. The balance on this loan at April 30, 2001 was $530,703.


During the six months ended April 30, 2001, the Company loaned $2,000,000 to Mallette Family, LLC, which is owned by an officer and significant stockholder of the Company. This note bears interest at 6.5 percent, is unsecured, and is due December 2003. Interest accrued to April 30, 2001 was $43,687.

Note 7.     401(k) Profit Sharing Plan
--------------------------------------
Employees who have been employed at least 3 months may contribute up to 17 percent of their compensation to the Company's 401(k) profit sharing plan. The Company contributes an additional 50 percent of the amount contributed by employees up to a maximum of 3 percent of compensation. Participants are fully vested in employer contributions after two years of service. The Company contributed $16,954 and $16,616, for the six months ended April 30, 2001 and 2000, respectively.

Note 8.     Operating Leases
----------------------------
The Company leases real property under an operating lease agreement expiring October 2002.

On March 20, 2001, the Company entered into a 30-year lease agreement with two five-year extension options for real property at the Provo, Utah Airport. The annual payment is $6,428 and will be adjusted every two years for changes in the consumer price index.

Future minimum lease payments for the years ending April 30 are as follows:

                        2001                     $22,332
                        2002                      22,332
                        2003                       6,428
                        2004                       6,428
                        2005                       6,428
                        Thereafter               160,700
                                               ---------
                        Total                  $ 224,648
                                               =========

                    ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Continued)

Note 9.     Concentrations
--------------------------
The Company receives the majority of its revenues from contracts with the U.S. Postal Service (USPS). For the six months ending April 30, 2001 and 2000, the revenues from contracts with the USPS represented 87 and 89 percent of total revenues, respectively. At April 30, 2001, accounts receivable from the USPS totaled $1,099,001. Although a loss of contracts with the USPS would severely impact the financial position of the Company, the Company's management believes that the relationship with the USPS is excellent and will continue.

The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. As of April 30, 2001, the Company's uninsured cash balances totaled $908,245.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     Alpine Air Express, Inc., a Delaware corporation, is engaged in the air cargo business through its wholly owned subsidiary Alpine Aviation, Inc., a Utah Corporation. Throughout most of the 1990's, Alpine Aviation has focused on hauling mail for the Postal Service because of their favorable contracts, routes and payment practices. As a result of this focus, approximately 87% of Alpine Aviation's revenues now come from the Postal Service.

     Alpine currently has 20 routes covering 19 western cities in 10 states. Most routes are flown every day and some several times a day. Alpine's delivery commitment on U.S. mail and most of the cargo ranges from one to four hours. Alpine has consistently garnered awards from the U.S. Postal service for timeliness ranking in the top 10% of all contract carriers for the Postal Service.

     Alpine services its routes with 20 aircraft which are smaller turbo-prop aircraft. Currently, the largest aircraft in our fleet are Beechcraft 1900 which hold 5,400 pounds of cargo. The majority of our aircraft are Beechcraft 99 that carry 3,000 pounds of cargo. The Postal Service delivers and picks up all cargo we carry at the aircraft, unless separate arrangements have been made.

Liquidity and Capital Resources
-------------------------------

     We have entered a transition phase in our operations as we expand our capabilities to be able to continue to grow in the future. The last ten years have seen important changes as we developed a good relationship with the Postal Service, transitioned into an all cargo air carrier and became a more profitable company. Now, we have reached a point where further growth requires a capital commitment on the part of Alpine to build a new facility, hire additional employees, obtain larger aircraft to service our expanding routes and acquire new routes.

     The quarter ended April 30, 2001, continued our efforts to expand our infrastructure for future growth. We continued the construction of our new facility, which will be available in the summer of 2001. We also leased, from entities controlled by, Eugene Mallette, our chief executive officer and largest shareholder, three (3) additional aircraft, all Beechcraft 1900 which are our largest aircraft. The Beechcraft 1900's have been retrofitted from passenger aircraft to cargo aircraft.

     These expansion efforts resulted in a decrease in current assets from $7,982,737 at October 31, 2000, to $6,306,117 at April 31, 2001. This
decrease was the result of loaning $2,000,000 to entities controlled by Mr. Mallette to assist him in purchasing the Beechcraft 1900's. Each Beechcraft 1900 cost approximately $2,000,000 which Mr. Mallette, through corporation's he controls has paid. We anticipate, pending additional equity financing, to eventually acquire these aircraft from Mr. Mallette's entities.

     Our cash position was also affected by the natural lag time in placing new aircraft in operation. Eventually, these aircraft will produce increased revenue and additional overall net income. Presently, however, there is a lag between the receipt of new aircraft and the time to build new routes. During this time frame we have had to hire additional personnel to maintain and retrofit the aircraft. Also, during an aircrafts first year on line, it is anticipated, and has proven true, that increased mechanical and flight cost are incurred. This results in a reduction in net revenue which led to a reduction in available cash. We anticipated this temporary reduction in net income and believe, in the long run, it will be more than offset in future net income.

     Construction of our new facility started during the end of 2000 and should be completed in the summer of 2001. With the construction, the purchase of additional equipment, including office equipment, our current assets were also reduced. The completion of the new facility should not result in significant additional expenses beyond those already incurred. As of April 30, 2001, we had recorded $972,216 in construction in progress which, upon completion of our new facility will be moved into property, plant and equipment.

    Overall, our liabilities have decreased as operations have remained profitable and allowed us to service our ongoing expenses and debts on a timely basis. Working capital on April 30, 2001, continued to be strong with $5,260,245 in working capital. Although the working capital has decreased from $6,521,893 on October 31, 2000, overall assets remain fairly consistent with $10,018,868 in assets on April 30, 2001, as opposed to $9,517,428 on October 31, 2000.

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

Results of Operations
---------------------

     For the quarter ending April 30, 2001, operating revenues were $4,566,563 which was down slightly from the April 20, 2000, quarter when operating revenues were $4,651,008. This decrease in revenue was anticipated as we dropped one of our routes and began servicing a new route. Generally, it takes time to build up loads on a new route. In the long run we anticipate the new route to be more profitable than the route we dropped. However, the old route was dropped prior to the new route being available causing a greater lag time in revenue coming in from the new route compared to the termination of the old route. Net income declined from 2000, as our expansion efforts, which started during our quarter ending January 31, 2001, increased expenses. This reduction in net income, before taxes, from $1,971,423 for the quarter ending April 30, 2000, to $975,418 for the quarter ending April 30, 2001, was the result of several factors which we feel in the long run will result in increased net income.

     Our direct costs increased during the quarter for several reasons. With the addition of four Beechcraft 99s and four Beechcraft 1900 to our fleet, costs have increased as we have had to hire additional pilots, mechanics and support staff in the operations and maintenance areas. The additional personnel were hired during the retrofitting of the new aircraft from passenger to cargo aircraft. As a result, we had a lag time between when the personnel, particularly maintenance had to be hired and when the aircraft were placed into operation. As a result, direct cost for labor rose 95% without the corresponding increases in revenue which we expect to come in the third and fourth quarters of 2001. The majority of our labor cost were in maintenance which increased by 75% for the quarter. This increase was the result of the increase in the man power necessary to accomplish the retrofit of the aircraft. Although the cost of the retrofit is being billed to the lessor, certain cost of the additional man power has to be absorbed by Alpine and cannot be passed on to the lessor, such as training cost for the new mechanics.

     The addition of the new aircraft, particularly the Beechcraft 1900s, will greatly expand our cargo capacity and ability to increase revenue. Unfortunately, during the first year of operation on a aircraft that has been retrofitted and now under a new maintenance program, maintenance and flight costs tend to be higher. These overall costs as a percentage of revenue, should eventually be similar to what we saw in past years. The results of the retrofit and getting the new aircraft up to speed with the maintenance schedules also resulted in a 75% rise in maintenance expense which we expect to decrease in upcoming quarters.

     In addition to the cost related to the new aircraft, the sale of our old facility prior to our new one being ready required we lease the old facility at $5,000 per month. As we our paying cash for the new facility, it should reduce our net income by approximately $3,000 per month, almost all of which will be related to depreciation expense The new facility lease amount will be only $521 per month.

    Our need for new pilots to fly our additional aircraft and the industry demand for new pilots resulted in Alpine alter our pilot training program. In the past, new captains were required to pay for the training they received to enter our aircraft. The industry has moved away from this practice and we have had a difficult time in recruiting the quality of pilot we need. Our policy has had to be changed to no longer require that captains pay for their training. These additional costs will probably continue in the future as the demand for pilots continues to outpace available pilots. We have offset some of the training costs through reduced wages for the first six (6) month salary period.

     Our general and administrative expense decreased as the result of an effort by management to reduce overhead, particularly while other expenses are higher compared to revenue. We would anticipate general and administrative expenses to remain about the same in upcoming quarters.

     In the long-run we feel the costs incurred for the new aircraft, additional personnel and new routes will result in higher revenue and net income. However, we intend to take the additional revenue and continue to reinvest in retrofitting the Beechcraft 1900's until the entire fifteen Beechcraft 1900's are retrofitted and on line. This will accordingly cause net income to be lower through this retrofit time but should, in the long run result in increased revenue percentages.



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

                                   Alpine Air Express, Inc.


Dated: June 19, 2001              By:
                                      --------------------------------------
                                      Eugene Mallette, Chief Executive Officer



Dated: June 19, 2001              By:
                                      --------------------------------------
                                      Leslie Hill, Chief Financial Officer and
                                      Principal Accounting Officer