Form 10QSB
period 2001-07-31
ALPINE AIR EXPRESS INC/DE
filed 2001-08-28
CIK 1092807

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended: July 31, 2001

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

              Commission File Number:  333-44920

                      Alpine Air Express, Inc.
             -----------------------------------------------
      (Exact name of small business issuer as specified in its charter)

             Delaware                                         33-0619518
-------------------------------                           --------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

            1177 Alpine Air Way, Provo, Utah                  84601
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

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,000,000 shares of its $0.001 par value common stock as of August 17, 2001.

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

                     ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                               July 31,    October 31,
                                                 2001         2000
                                              (Unaudited)  (Audited)
                                              -----------  ---------
ASSETS

Current Assets:
  Cash and cash equivalents                   $     395,991 $   1,651,104
  Marketable securities                           2,629,298     3,030,000
  Accounts receivable                             1,468,432     1,155,118
  Prepaid expense                                   431,193     1,094,285
  Inventories                                     1,205,274       971,139
  Current portion of deferred tax asset              92,577        81,091
                                               ------------     ---------
   Total current assets                           6,222,765     7,982,737

Property, Plant and Equipment - net                 195,358       170,761
Construction in Progress                          1,251,022        39,944
Loan to Officer                                     389,650     1,038,986
Loan to Related Party                             2,580,706            -
Restricted Cash                                         -         285,000
                                                ------------ -------------
   Total assets                                 $10,639,501   $ 9,517,428
                                                ============ =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                              $   117,961 $     290,294
  Accounts payable - related party                  473,535       484,542
  Accrued expenses                                  230,140       579,798
  Refundable deposits                                 3,519        20,659
  Current income tax payable                        241,746        82,500
  Current portion of deferred income taxes            3,051         3,051
                                                ------------ -------------
   Total current liabilities                      1,069,952     1,460,844
Deferred Income Taxes                                27,816       124,954
                                                ------------ -------------
   Total liabilities                              1,097,768     1,585,798

Stockholders' Equity:
  Preferred stock, $.001 par value, 1,000,000
   shares authorized, no shares issued
   or outstanding
  Common stock, $.001 par value, 20,000,000
   shares authorized, 11,000,000 shares
   issued and outstanding                            11,000        11,000
  Additional paid in capital                      1,590,078     1,590,078
  Cumulative other comprehensive income              45,460       204,219
  Retained earnings                               7,895,195     6,126,333
                                                ------------ -------------
   Total stockholders' equity                     9,541,733     7,931,630
                                                ------------ -------------
    Total liabilities and stockholders' equity  $10,639,501  $  9,517,428
                                                =========== ==============
See accompanying footnotes.

                      ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS



                                       Three Months  Three Months  Nine Months   Nine Months
                                       Ended July    Ended July    Ended July    Ended July
                                        31, 2001      31, 2000      31, 2001      31, 2000
                                       (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                                       -----------   -----------   -----------   -----------

Operating Revenues:
Operations                             $  4,232,332  $  3,580,224  $12,212,696   $11,434,874
Public services                             620,744       291,069    1,723,772     1,227,914
                                       ------------   -----------   ----------   -----------
 Total operating revenues                 4,853,076     3,871,293   13,936,468    12,662,788

Direct Costs:
Operations                                3,117,337     2,286,326    9,194,360     6,126,111
Public services                             515,346       272,941    1,339,614     1,114,580
                                       ------------   -----------   ----------   -----------
 Total direct costs                       3,632,683     2,559,267   10,533,974     7,240,691
                                       ------------   -----------   ----------   -----------
Gross Profit                              1,220,393     1,312,026    3,402,494     5,422,097

Operating Expenses:
General and administrative                  283,827       133,201      910,073       649,969
Depreciation                                  9,600         9,243       25,800        25,270
                                       ------------   -----------   ----------   -----------
 Total operating expenses                   293,427       142,444      935,873       675,239
                                       ------------   -----------   ----------   -----------
Operating Income                            926,966     1,169,582    2,466,621     4,746,858

Other Income (Expense):
Interest expense                               -             -           -            (3,059)
Other income (expense), net                 109,415        33,476      437,370       133,641
Nonrecurring consulting expense                -       (1,430,250)       -        (1,430,250)
Nonrecurring organizational expenses           -          (76,568)       -           (76,568)
                                       ------------    -----------  ----------   -----------
 Total other income (expense)               109,415    (1,473,342)     437,370    (1,376,236)
                                       ------------    -----------  ----------   -----------
Income (Loss) Before Income Taxes         1,036,381      (303,760)   2,903,991     3,370,622

Income Tax Expense (Benefit):
Current income tax expense                  421,466      (131,657)   1,133,105     1,371,931
Deferred income tax (benefit) expense        (2,291)       (9,600)       2,024       (58,996)
                                       ------------    -----------   ----------   -----------
 Total income tax expense (benefit)         419,175      (141,257)   1,135,129     1,312,935
                                       ------------    -----------  ----------   -----------
Net Income (Loss)                      $    617,206 $    (162,503) $ 1,768,862  $  2,057,687
                                       ============    ===========  =========== =============
Earnings (Loss) Per Share -
Basic and Fully Diluted                $       0.06 $      (0.01)   $     0.16   $     0.19
                                       ============   ===========   =========== =============
Weighted Average Shares Outstanding      11,000,000    10,947,500    11,000,000    10,912,500
                                       ============   ===========   =========== =============


See accompanying footnotes.

                ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                         Cumulative
                                                                         Other
                                                                         Compre-
                                                             Additional  hensive
                                     Common Stock             Paid-in    Income     Retained
                                       Shares       Amount     Capital   (Loss)     Earnings        Total
                                     ------------  --------- ---------- ----------- ---------     ----------

Balance, October 31, 2000             11,000,000  $ 11,000   $ 1,590,078 $ 204,219   $6,126,333  $  7,931,630

Comprehensive Net Income
Calculation (unaudited):
 Net income                               -           -            -          -       1,768,862     1,768,862
 Other comprehensive income -
 net of tax.  Unrealized holding
 losses arising during the period         -           -            -      (158,759)        -         (158,759)
                                      ----------- ---------- ------------ -------- ------------- -------------
Comprehensive Income (unaudited)          -           -            -      (158,759)   1,768,862     1,610,103
                                      ---------- ---------- ------------ --------- ------------ -------------
Balance, July 31, 2001 (unaudited)    11,000,000  $ 11,000  $  1,590,078 $  45,460  $ 7,895,195  $  9,541,733
                                      ========== ========== ============ ========= ============ =============


See accompanying notes.

                  ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Three Month Three Month Nine Months Nine Months
                                               Ended July  Ended July  Ended July  Ended July
                                               31, 2001    31, 2000    31, 2001     31, 2000
                                               ----------  ----------  ----------- -----------
                                               (Unaudited) (Unaudited) (Unaudited) (Unaudited)

Cash Flows from Operating Activities:
Net income (loss)                              $   617,207 $  (162,503) $1,768,862 $ 2,057,686
Adjustments to reconcile net income (loss)
 to net cash provided (used) by operating
 activities:
Nonrecurring organizational expenses                  -         76,558          -       76,568
Nonrecurring consulting expense                       -      1,430,250          -    1,430,250
Reduction of loan to officer                          -           -        250,000         -
Realized (gain) loss on marketable securities      (32,586)     (2,108)   (250,475)     14,872
Deferred tax (benefit) expense                      (2,291)     (9,600)      2,024     (58,996)
Depreciation and amortization                        9,600       9,243      25,800      25,270
Accrued interest on loans to officer and
 related party                                     (29,826)    (15,818)    (84,314)    (22,920)
Changes in assets and liabilities:
Accounts receivable                               (189,703)    433,729    (313,314)    (33,976)
Other receivable                                   187,031        -           -            -
Inventories                                        (91,936)   (385,089)   (234,134)   (631,608)
Prepaid expense                                    153,585    (712,759)    743,091    (763,798)
Accounts payable                                  (237,988)     15,119    (172,333)    (86,953)
Accounts payable - related party                    10,360     182,669     (91,007)    116,844
Accrued expenses                                    54,525     (67,151    (349,658)   (123,283)
Refundable deposits                                 (5,105)    (11,662)    (17,140)      8,415
Income tax payable                                 202,288    (148,844)    159,246     (49,020)
                                               -----------  -----------  ----------- ------------
   Total adjustments                                27,954     794,547    (332,214)    (98,335)
                                               -----------  -----------  ----------- ------------
Net cash provided by operating activities          645,161     632,044   1,436,648   1,959,351

Cash Flows from Investing Activities:
Proceeds from sale of marketable securities        100,000       3,493   1,178,230     303,178
Loan to related party                             (500,000)        -    (2,500,000)       -
Loan to officer                                    133,860         -       402,944  (1,000,000)
Purchase of marketable securities                 (796,464)   (817,610)   (796,461) (2,714,482)
Construction in progress                          (278,806)     (5,750)   (926,078)     (5,750)
Purchase of equipment                              (38,813)    (61,076)    (50,396)    (76,254)
                                                -----------  ----------- ----------- -----------
Net cash used by investing activities           (1,380,223)   (880,943) (2,691,761) (3,493,308)
                                                -----------  ----------- ----------- -----------
Net Increase (Decrease) in Cash and
Cash Equivalents                                  (735,062)    (248,899)(1,255,113) (1,533,957)

Beginning Cash and Cash Equivalents              1,131,053     723,689   1,651,104   2,008,747
                                                -----------  ----------- ----------- -----------
Ending Cash and Cash Equivalents               $   395,991  $  474,790  $  395,991   $ 474,790
                                                ===========  =========== =========== ===========

Supplemental Information:
The Company paid $0 and $3,059 in interest and $521,764 and $1,895,332 in income taxes during the nine months ended July 31, 2001 and 2000, respectively. The Company declared a bonus to an officer of the Company of $250,000, which reduced the loan to that officer during the nine months ended July 31, 2001.

See accompanying footnotes.

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

The Company has been involved in the hauling of air freight, serving commuter routes, and providing pilot training. The Company terminated commuter flights in July 1999. Until the termination of commuter flights, the Federal Department of Transportation had enhanced the income of the Company on those essential air service routes.

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

An allowance of $100,000 has been established for accounts receivable.

Marketable Securities - The Company held marketable equity ($458,104) and debt ($2,144,194) securities recorded at aggregate fair market values totaling $2,629,298 at July 31, 2001. These securities are classified as available-for-sale. Gross unrealized gains were $73,275 and $152,839, at July 31, 2001 and 2000, respectively.

Inventories - Inventory consists of airplane parts and fuel stated at the lower of cost or market, determined using the first-in, first-out method
(FIFO).

Depreciation - Provision for depreciation of property, plant and equipment is computed on the straight-line method for financial reporting purposes. Depreciation is based upon estimated useful lives as follows:

                Buildings and improvements     10 to 20 Years
                Equipment                       2 to  7 Years
                Furniture and fixtures          2 to  7 Years

Maintenance, repairs, and renewals which neither materially add to the value of the equipment nor appreciably prolong its life are charged to expense as incurred. No costs were capitalized during the nine months ended July 31, 2001 and 2000. Gains and losses on dispositions of equipment are included in net income.

Accumulated depreciation was $129,942 at July 31, 2001.

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

                     ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Summary of Significant Accounting Policies (Continued)

Impairment of Long-Term Assets - The Company reviews all long-term assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable through undiscounted future cash flows. If an impairment loss has occurred, such loss is recognized in the Statement of Operations.
No such loss has been recognized in the nine months ended July 31, 2001 and 2000, respectively.

Note 2.     Accounts Receivable

Accounts receivable consists of the following at July 31:

                                                             2001
                                                           --------

     Trade accounts receivable                           $ 1,259,179
     Accounts receivable - related party                     309,116
     Accounts receivable - other                                 137
     Allowance for doubtful accounts                        (100,000)
                                                         ------------
                                                         $ 1,468,432
                                                         ===========

Note 3.     Prepaid Expense

Prepaid expense consists of the following at July 31:
                                                              2001
                                                            --------
     Prepaid income tax (See Note 5)                      $        -
     Prepaid other taxes                                     127,515
     Other prepaid expenses and credits                      303,678
                                                          -----------
                                                          $  431,193
                                                          ===========

Note 4.     Construction in Progress

The Company is constructing a new hangar at the Provo, Utah Airport. All costs of construction have been accumulated as Construction in Progress on the Consolidated Balance Sheet.

                     ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.     Income Taxes

The Company accounts for income taxes under the provision of SFAS 109 "Accounting for Income Taxes." This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities.

The provision for income taxes consists of the following:

                                                 July 31,        July 31,
                                                 2001               2000
                                                -----------     ----------
       Current:
           Federal                              $    942,176  $  1,093,224
           State                                     190,929       278,707
                                                ------------   -----------
             Total current                         1,133,105     1,371,931

       Deferred income tax expense (benefit)           2,024       (58,996)
                                                ------------    -----------
               Total income tax expense          $ 1,135,129   $ 1,312,935
                                                ============   ============

The income tax provision reconciled to the tax computed at the federal statutory rate is as follows:
                                                  July 31,       July 31,
                                                   2001            2000
                                                  ---------     ---------
       Income taxes at the statutory rate       $   987,357    $  1,146,011
       Expense and (revenue) adjustments - net       32,774          33,447
       State income taxes, net of federal benefit   114,998         133,477
                                                  -----------  ------------
          Total income tax provision             $1,135,129    $  1,312,935
                                                 ============ =============

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows at July 31:

                                                                    2001
                                                                  ----------
        Deferred tax assets:
          Allowance for bad debts                               $     37,960
          Accrued vacation and sick leave                             54,617
          Valuation allowance                                             -
                                                                 -----------
              Total deferred assets                                   92,577
        Deferred tax liabilities:
           Unrealized holding gains                                  (27,816)
           Excess tax depreciation                                    (3,051)
                                                                  -----------
              Total deferred tax liabilities                         (30,867)
                                                                  -----------
           Net deferred tax assets                              $     61,170
                                                                ============

                     ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.     Income Taxes (Continued)

The income tax provision reconciled to the Balance Sheet accounts is as follows at July 31, 2001:

                                                Federal             State
                                              ----------        -----------
Prepaid income tax, October 31, 2000         $   451,964     $          -
Current income tax payable, October 31, 2000          -           (82,500)

Tax payments made during the nine months
  ending July 31, 2001                           345,840          176,055

Current income tax expense                      (942,176)        (190,929)
                                             ------------     -------------
Current income tax payable                   $  (144,372)     $   (97,374)
                                             ============     =============

Prepaid income tax amounts will be applied to federal income tax liabilities in subsequent periods.

Note 6.     Related Party Transactions

During the nine months ended July 31, 2001 and 2000, the Company leased its aircraft from CLB Corporation (CLB) and Mallette Family, LLC, which are owned by an officer and significant stockholder of the Company. The lease costs for aircraft (a fixed base rate plus an engine overhaul reserve rate based on actual flying hours) vary from month to month and approximate $400,000 per month. The Company owed $473,535 in lease payments to related parties at July 31, 2001.

Total lease expenses to related parties for the nine months ended July 31, 2001 and 2000 is detailed below.
                                                  July 31,     July 31,
                                                   2001         2000
                                                 ----------   ----------
           CLB Corporation                      $ 2,415,090  $  2,661,703
           Mallette Family, LLC                   1,469,210           -
                                                -----------   -----------
                                                $ 3,884,300  $  2,661,703
                                                ===========   ===========

CLB and Mallette Family, LLC reimburse the Company for certain qualifying repairs paid for or performed by the Company. At July 31, 2001, the Company had a receivable of $309,116 related to these repairs.

During the year ended October 31, 2000, the Company loaned $1,000,000 to an officer and significant stockholder of the Company. This officer repaid $453,104 of this note ($50,160 was applied to interest) during the nine months ended July 31, 2001. In addition, the officer was given a $250,000 bonus that reduced the balance due on this note. This note bears interest at 6.25 percent, is unsecured, and is due March 2003. Interest accrued at July 31, 2001 was $3,608. The balance on this loan at July 31, 2001 was $389,650.

                     ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.     Related Party Transactions (Continued)

During the nine months ended July 31, 2001, the Company loaned $2,500,000 to Mallette Family, LLC, which is owned by an officer and significant stockholder of the Company. This note bears interest at 6.5 percent, is unsecured, and is due December 2003. Interest accrued to July 31, 2001 was $80,706. The balance on this loan at July 31, 2001 was $2,580,706.

Note 7.     401(k) Profit Sharing Plan

Employees who have been employed at least three months may contribute up to 17 percent of their compensation to the Company's 401(k) profit sharing plan.
The Company contributes an additional 50 percent of the amount contributed by employees up to a maximum of 3 percent of compensation. Participants are fully vested in employer contributions after two years of service. The Company contributed $28,638 and $24,418, for the nine months ended July 31, 2001 and 2000, respectively.

Note 8.     Operating Leases

The Company leases real property under an operating lease agreement expiring October 2002.

On March 20, 2001, the Company entered into a 30-year lease agreement with two five-year extension options for real property at the Provo, Utah Airport. The annual payment is $6,428 and will be adjusted every two years for changes in the consumer price index.

Future minimum lease payments for the years ending July 31 are as follows:

                         2001                       $   22,332
                         2002                           22,332
                         2003                            6,428
                         2004                            6,428
                         2005                            6,428
                         Thereafter                    160,700
                                                    -----------
                         Total                       $ 224,648
                                                    ===========

Note 9.     Concentrations

The Company receives the majority of its revenues from contracts with the U.S. Postal Service (USPS). For the nine months ending July 31, 2001 and 2000, the revenues from contracts with the USPS represented 87 and 89 percent of total revenues, respectively. At July 31, 2001, accounts receivable from the USPS totaled $1,246,452. Although a loss of contracts with the USPS would severely impact the financial position of the Company, the Company's management believes that the relationship with the USPS is excellent and will continue. Subsequent to July 31, 2001, the Company was informed by the USPS that the Company will be losing 2 full-time routes and one part-time route and gaining a full-time route.

                     ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.     Concentrations (Continued)

The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. As of July 31, 2001, the Company's uninsured cash balances totaled $667,414.


Note 10.     Purchase Option

The Company has acquired an option to purchase CLB. The purchase price will be paid for with shares of the Company's common stock. The option is for a period of two years. This option is contingent on the Company acquiring five Beechcraft 1900 aircraft and on the Company's stock being traded on a recognized exchange at a price in excess of $3.40 per share.

This acquisition, if completed, would be accounted for using the purchase method as prescribed in SFAS No. 141 "Business Combinations."

Note 11.     Recent Accounting Pronouncements

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

In September 2000, the FASB issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". This statement is a replacement of SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". Most of the provisions of SFAS 125 were carried forward to SFAS 140 without reconsideration by the FASB, and some were changed only in minor ways. In issuing SFAS 140, the FASB included issues and decisions that had been addressed and determined since the original publication of SFAS 125. SFAS 140 is effective for transfers after March 31, 2001.

In July 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS 141 is a replacement of APB Opinion No. 16 "Business Combinations" and discontinues the pooling of interests method of accounting for business combinations. SFAS 141 is effective for business combinations initiated on or after July 1, 2001. SFAS 142 is a replacement of APB Opinion No. 17 "Intangible Assets" and establishes new rules for accounting for goodwill and other intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001.

The application of all of these recent pronouncements is not expected to have a material impact on the Company's financial statements.

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

     Alpine currently has 18 routes covering 17 western cities in 9 states. Most routes are flown every day and some several times a day. Alpine's delivery commitment on U.S. mail and most of the cargo ranges from one to four hours. Alpine has consistently garnered awards from the U.S. Postal service for timeliness ranking in the top 10% of all contract carriers for the Postal Service.

     Alpine services its routes with 19 aircraft which are smaller turbo-prop aircraft. Currently, the largest aircraft in our fleet are Beechcraft 1900 which hold 5,400 pounds of cargo. The majority of our aircraft are Beechcraft 99 that carry 3,000 pounds of cargo. The Postal Service delivers and picks up all cargo we carry at the aircraft, unless separate arrangements have been made.

     Alpine received word from the postal service in August 2001, that we will lose three routes, two of which were full time and one of which was a part time route. The loss of these routes was expected and follows the agreement between Fed Ex and the Postal Service regarding having Fed Ex start flying some of the Postal Service cargo. We are hopeful that we will not lose any more Postal Service routes; however, no assurance can be given. The Postal Service did award us one new route in August 2001, which should offset some of the lost revenue from the three routes.

Liquidity and Capital Resources
-------------------------------

     We have entered a transition phase in our operations as we expand our capabilities to be able to continue to grow in the future. The last ten years have seen important changes as we developed a good relationship with the Postal Service, and transitioned into an all cargo air carrier. Now, we have reached a point where further growth requires a capital commitment on the part of Alpine to hire additional employees, obtain larger aircraft to service our expanding cargo capacity needs and acquire new routes.

     The quarter ended July 31, 2001, continued our efforts to expand our infrastructure for future growth. We completed the construction of our new facility. We also leased, from entities controlled by Eugene Mallette, our chief executive officer and largest shareholder, one additional 1900 aircraft, bringing our total 1900 Beechcraft aircraft to four in operation. The Beechcraft 1900's have been retrofitted from passenger aircraft to cargo aircraft. We anticipate two additional Beechcraft 1900's will be in service by the end of October 2001.

     These expansion efforts resulted in a decrease in current assets from $7,982,737 at October 31, 2000, to $6,222,765 at July 31, 2001. Another cause of the decrease in current assets was the loaning of $2,500,000 to entities controlled by Mr. Mallette to assist him in purchasing the Beechcraft 1900's. Each Beechcraft 1900 cost approximately $2,000,000 which Mr. Mallette, through corporation's he controls, has paid. We anticipate, pending additional equity financing, to eventually acquire these aircraft from Mr. Mallette's entities.

     Our cash position was also affected by the natural lag time in placing new aircraft in operation. Eventually, we believe, these aircraft will produce increased revenue and additional overall net income. Presently, however, there is a lag between the receipt of new aircraft and the time to build new routes. During this time frame we have had to hire additional personnel to maintain and retrofit the aircraft. Also, during an aircraft's first year on line, it is anticipated, and has proven true, that increased mechanical and flight cost are incurred. This results in a reduction in net revenue which led to a reduction in available cash. We anticipated this temporary reduction in net income and believe, in the long run, it will be more than offset in future net income.

     Construction of our new facility started during the end of 2000 and was completed in the summer of 2001. With the construction of the new facility, the purchase of additional equipment, including office equipment, our current assets were also reduced. As of July 31, 2001, we had recorded $1,251,022 in construction in progress which, with the completion of our new facility, will be moved into property, plant and equipment.

    Overall, our liabilities have decreased as operations have remained profitable and allowed us to service our ongoing expenses and debts on a timely basis. Working capital on July 31, 2001, continued to be strong with $5,152,813 in working capital. Although the working capital has decreased from $6,521,893 on October 31, 2000, overall assets remain fairly consistent with $10,639,501 in assets on July 31, 2001, as opposed to $9,517,428 on October 31, 2000.

     The only capital expenditures anticipated in upcoming quarters are the purchase of the six 1900 Beechrcraft aircraft currently owned by CLB. Management anticipates following its existing practice of not incurring large amounts of long term debt. We will, therefore, seek to raise the necessary capital through the sale of equity to purchase the aircraft. Ultimately, Alpine anticipates having a mixture of aircraft it owns and those it leases with the six 1900's Beechcraft being the first aircraft owned by Alpine.

Results of Operations
---------------------

     For the quarter ending July 31, 2001, operating revenues were $4,853,076 which was up from the July 31, 2000, quarter when operating revenues were $3,871,293. Net income declined, however, from 2000, as our expansion efforts, which started during our quarter ending January 31, 2001, increased expenses. This reduction in net income was the result of several factors which we feel in the long run will result in increased net income. For the nine months ended July 31, 2001, we had net income of $2,903,991 before taxes and $1,768,862 after taxes. These numbers are down for the same period in 2000, when net income, before taxes was $3,370,622 and after taxes was $2,057,687 for the nine months ended June 30, 2000.

     For the quarter ended July 30, 2001, revenues from our public services which consist of first officer training and third party maintenance increased to $620,744 from $291,744 for the prior July 30, 2000, quarter as a result of our efforts to retrofit the Beechcraft 1900's. We anticipate public services revenue to remain higher than in prior years until the retrofitting of the Beechcraft 1900's is complete.

     Net income declined as direct costs increased due to higher fuel, rent, maintenance and pilot costs. Some of these costs in relation to revenue will start to be reduced in upcoming quarters, particularly rent, now that we are in our new facilities.

     Fuel cost remained higher in 2001 but have been lowering in recent months. We our hopeful fuel costs will stabilize or go lower in upcoming quarters which will help reduce expenses. The addition of the Beechcraft 1900's has resulted in direct costs for labor increasing 95%. The majority of our labor costs were in maintenance which increased by 75% for the quarter. This increase was the result of the increase in the manpower necessary to accomplish the retrofit of the aircraft. Although the cost of the retrofit is being billed to the lessor, certain costs of the additional manpower has to be absorbed by Alpine and cannot be passed on to the lessor, such as training costs for the new mechanics. We still believe the addition of these aircraft are necessary, even with the increase in cost. The aircraft will allow us to increase cargo hauling capacity on routes which will lead to increase revenue in the future. If as we believe, the cost of maintenance on the Beechcraft 1900's decreases in the future coupled with the ability to haul more freight should lead Alpine to increased net income.

     Another factor increasing cost for the July 31, 2001, is a credit from Raytheon for parts on the Beechrcraft 1900s. This credit exceeded our parts needs by $138,463 but since it has been passed onto CLB, the lessor, we have had to recognize the credit as a cost until the entire credit is used.

     Our need for new pilots to fly our additional aircraft, and the industry demand for new pilots, resulted in Alpine altering our pilot training program. In the past, new captains were required to pay for the training they received before entering our aircraft. The industry has moved away from this practice and we have had a difficult time in recruiting the quality of pilot we need. Our policy has now changed and we no longer require that captains pay for their training. These additional costs will probably continue in the future as the demand for pilots continues to outpace available pilots. We have offset some of the training costs through reduced pilot wages for these new captains.

     Our general and administrative expenses increased for several reasons. Costs related to being a public company have increased general and administrative expenses by approximately $60,000 per quarter. These cost include complying with regulatory filing requirements. Cost also increased due to an accounting accrual in the prior year which reduced the July 31, 2000, general and administrative cost by $51,000 compared to past years. This one time reduction in costs made the current quarter's general and administrative cost appear higher then normal when compared to the July 31, 2000, quarter. As stated, rent also was higher than we expect it to be in future quarters. For the quarter ended July 31, 2001, rent was $16,000 higher than in prior quarters since we had to rent our old facility while our new one was being completed. As we paid cash for the new facility, future rent will be only for the ground lease. The new facility's ground lease will be $521 per month. The nine month period ending July 31, 2001, also includes a $250,000 bonus expense to an officer of Alpine. Overall we feel general and administrative expenses should remain relatively constant in upcoming quarters.

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

            One filed August 14, 2001.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Alpine Air Express, Inc.


Dated: August 28, 2001           By:               /s/
                                      --------------------------------------
                                      Eugene Mallette, Chief Executive Officer



Dated: August 28, 2001           By:              /s/
                                      --------------------------------------
                                      Leslie Hill, Chief Financial Officer and
                                      Principal Accounting Officer