Form 10QSB/A
period 2001-07-31
ALPINE AIR EXPRESS INC/DE
filed 2001-10-01
CIK 1092807

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                FORM 10-QSB/A
                               Amendment No. 1

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

Note 12.     Subsequent Event

In August 2001, the Company adopted an equity incentive plan (the Plan) for employees, directors and consultants of the Company and its affiliates. The Plan provides for nonqualified options and incentive stock options. Options granted generally vest two years from the date of grant and expire ten years after the date of grant. The Plan originally reserves 770,000 shares of the Company's common stock for issuance under the Plan. The exercise price of the nonqualified and incentive stock options generally must not be less than 100 percent of the fair market value of the Company's common stock as of the grant date.

The Company issued 208,364 options pursuant to the Plan to employees and directors of the Company subsequent to July 31, 2001.

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

            None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

ITEM 5.  OTHER INFORMATION



     In August 2001, Alpine adopted an equity incentive plan. The plan allows Alpine to issue incentive stock options ("ISOs") within the meaning of section 422A of the Internal Revenue Code of 1986, as amended ("Code"), nonstatutuory stock options and restricted shares to employees, directors and consultants of Alpine. A total of seven hundred seventy thousand (770,000) shares of Alpine's common stock have been reserved for issuance under the plan. As of January of each year commencing in the year 2002, the aggregate number of shares of Alpine's common stock that may be awarded under the plan shall automatically increase by a number equal to the lesser of (i) 7% of the total number of shares of Alpine's common stock outstanding, minus the number of shares of stock previously authorized for award under the plan at the close of the preceding calender year or (ii) 250,000 shares of common stock.

     The exercise price of options granted under the terms of the plan must not be less than 100% of the fair market value of the shares as of the date of grant, or 110% of the fair market value for ISOs granted to optionees possesing more than 10% of the total combined voting power of all classes of stock of Alpine for ISOs and 85% of the fair market value of the stock for nonqualified options. In addition, the aggregate fair market value (as determined on the date of each option grant) of shares with respect to which ISOs are exercisable for the first time by an employee during any calendar year shall not exceed $100,000. Additionally, no individual may be granted more than 100,000 options in any given year.

     Alpine has not received and does not intend to request a determination from the Internal Revenue Service that the ISOs issued under the plan will qualify under the Code for treatment as ISOs.

     The plan provides that an option may be exercised by payment in cash or, with the consent of the board of directors, by delivery of common stock of Alpine valued at its fair market value on the date of payment. An option holder shall not have any of the rights of a shareholder with respect to the shares subject to the option until the shares have been fully paid and issued.

     The board of directors or a committee of the directors will initially administer the plan, prescribe the form and content of options to be granted, receive elections for the exercise of stock conversion rights, determine the terms and restrictions on all restricted stock awards granted under the plan, and other items. No stock option can be granted for a period longer than ten years or for a period longer than five years for ISOs granted to optionees possessing more than 10% of the total combined voting power of all classes of stock of Alpine. The right to exercise an option terminates (three) months after the termination of an employees' employment, unless the employee dies or is disabled, in which event the option will remain exercisable for a period of one year after the termination of employment. The plan terminates, and no further options may be granted after August 18, 2011.

     In August 2001, Alpine issued options to acquire 181,968 shares of its common stock at an exercise price of $7.50 per share and an option to purchase 26,666 shares at an exercise price of $8.25 per share. All options were issued under the plan.




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)     Exhibits:

          SEC Ref No.     Exhibit No.     Title of Document
          -----------     -----------     -----------------
              10               10.1       Promissory Note-Mallette



              99               99.1       2001 Equity Incentive Plan




      (b)     Reports on From 8-K.
              --------------------

            One filed August 14, 2001.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Alpine Air Express, Inc.


Dated: September 28, 2001           By:              /s/
                                      --------------------------------------
                                      Eugene Mallette, Chief Executive Officer



Dated: September 28, 2001           By:              /s/
                                      --------------------------------------
                                      Leslie Hill, Chief Financial Officer and
                                      Principal Accounting Officer