Form 10KSB
period 2001-10-31
ALPINE AIR EXPRESS INC/DE
filed 2002-01-29
CIK 1092807

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       October 31, 2001
                                     ----------------

  [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________ to __________

                Commission File Number         000-27011
                                               ----------

                          Alpine Air Express, Inc.
                   -----------------------------------
              (Exact name of registrant as specified in charter)

        Delaware                                          33-0619518
------------------------------                 -------------------------
State or other jurisdiction of                 (I.R.S. Employer I.D. No.)
incorporation or organization

1177 Alpine Air Way, Provo, Utah                           84601
-------------------------------------------              ----------
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

  State issuer's revenues for its most recent fiscal year: $17,438,985
                                                            ----------
  State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $10,543,611 as of January 22, 2002.

  As of January 22, 2001, the Registrant had 11,000,000 shares of common stock issued and outstanding.

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

                      ITEM 1. DESCRIPTION OF BUSINESS

Background
----------

     Alpine Air Express, Inc., a Delaware corporation, is engaged in the air cargo business through its wholly owned subsidiary Alpine Aviation, Inc., a Utah Corporation. Alpine Aviation, Inc. was organized on October 7, 1975, in the state of Utah. Alpine Aviation has been operated by the same management since 1986. Alpine Aviation is an air cargo operator, transporting mail packages and other time-sensitive cargo between 17 cities in the western portion of the United States. Alpine Aviation began its operations in the 1970's with the intent of being a regional charter and cargo carrier. After present management acquired control in 1986, Alpine Aviation began to focus less on the charter or passenger services and more on the cargo aspects of the airline industry. Throughout most of the 1990's, Alpine Aviation has focused more and more on hauling mail for the United States Postal Service because of their favorable contracts, routes and payment practices. As a result of this focus, approximately 86% of Alpine Aviation's revenues now come from the Postal Service.

     Alpine Air Express was formed in April 1994 under the name Riverside Ventures, Inc. Prior to the acquisition of Alpine Aviation, Inc. in June 2000, Alpine Air Express had no business operations and was actively looking for a business with which to merge or acquire in an effort to create an operation that would provide value to our shareholders.

     On June 12, 2000, Alpine Air Express, at the time called Riverside Ventures, Inc., entered into an agreement and plan of reorganization with Alpine Aviation, Inc., the Utah corporation, pursuant to which Alpine Air Express acquired all of the outstanding shares of Alpine Aviation. Pursuant to the terms of the reorganization, Alpine Air Express issued 9,895,000 shares of Alpine Air Express common stock to the shareholders of Alpine Aviation for all of the issued and outstanding shares of Alpine Aviation. As a result of the reorganization, Alpine Aviation became a wholly owned subsidiary of Alpine Air Express. At the time of the reorganization, Alpine Air Express had 1,000,000 shares of common stock outstanding. Following the reorganization, Alpine Air Express had 10,895,000 shares outstanding composed of the 1,000,000 shares outstanding prior to the issuance of shares for Alpine Aviation and the 9,895,000 newly issued shares to Alpine Aviation shareholders. Subsequently, an additional 105,000 shares were issued bringing the total outstanding shares to 11,000,000. As a result of the reorganization, the management of Alpine Aviation assumed control over Riverside Ventures and changed the name from Riverside Ventures to the current name of Alpine Air Express. The reorganization has been treated as a "reverse merger" with Alpine Aviation as the surviving entity for accounting purposes and Alpine Air Express the surviving entity for corporate purposes. Collectively, we refer to the combined entity of Alpine Air Express and Alpine Aviation as "Alpine."

Routes and Delivery
-------------------

     Alpine currently has 15 routes covering 17 western cities in 8 states. Most routes are flown every day and some multiple times per day. In fiscal 2001, Alpine transported 9,638 tons of cargo. The largest component of Alpine's cargo mix is U.S. mail, which accounted for approximately 86% of our fiscal 2001 revenue. Alpine has consistently garnered awards from the U.S. Postal service for timeliness ranking in the top 10% for on time performance among contract carriers for the Postal Service. The Postal Service delivers and picks up all cargo we carry at the aircraft, unless separate arrangements have been made. The Post Office delivery and pick up at aircraft side enables us to reduce our costs.

     Alpine leases 23 aircraft which are smaller turbo-prop aircraft. Currently, the largest aircraft in our fleet are six Beechcraft 1900 which hold 5,400 pounds of cargo. The majority of our aircraft are Beechcraft 99 which hold 3,400 pounds of cargo. All of our aircraft are leased from CLB Corporation and Mallette Family, LLC. Both companies are controlled by Eugene Mallette, our CEO and largest shareholder.

Expansion Strategy
------------------

     Our current routes could support additional and larger aircraft. To this end, we have leased six Beechcraft 1900's from Mallette Family, LLC to add to our fleet. We also have the right to purchase up to nine additional Beechcraft 1900's. Although formal agreements have not been signed, each Beechcraft 1900 will cost approximately two million dollars ($2,000,000) per aircraft payable at delivery.

     The nine Beechcraft 1900's aircraft can be delivered throughout 2002, as need requires. We have no obligation to purchase these aircraft and if the mail or cargo business remains flat due to the recession we could elect not to purchase these aircraft. Alpine is hopeful that it will be able to sell our equity in the future to buy the remaining nine aircraft, as well as the six already purchased by Mallette Family, LLC. At this time, the exact nature of any capital raising is in preliminary discussions and the form of such capital raising has not been decided.

     The Beechcraft 1900 is typically configured for 5,400 pounds and 611 cubic feet of cargo capacity. The Beechcraft 1900 is an all-weather aircraft powered by twin, PT-6 Pratt & Whitney turbo props. It has a range of about 800 statute miles and enjoys a sound reputation for safety. Acquisition of the Beechcraft 1900, will allow Alpine to bid on additional Postal Service routes and also try to receive contracts from integrated carriers like FedEx and Emery. The additional advantages of the Beechcraft 1900 include; allowing us to carry more freight on routes and increasing our economies of scale since the Beechcraft 1900, except for the lease cost, does not cost much more to operate than our current aircraft.

     Under the terms of our lease with CLB Corporation, we have a month to month lease on the aircraft and the lease is based on a lease rate of $15,000 per month for our Beachcraft 99 cargo aircraft, and $75.00 per flying hour for engine reserves. We are also responsible for cost associated with the normal maintenance on the aircraft, fuel, oil, hangar, landing fees and insurance. The Beachcraft 1900's has approximately the same lease terms, but the monthly lease rate is $35,000 and $150 per flight hour for engine reserves.

    Alpine has received an option to purchase CLB Corporation, which owns 15 of our Beechcraft 99 aircraft. Under the terms of the option, Alpine can acquire CLB Corporation for shares of its common stock with each share assigned a $3.40 value. The purchase price of CLB is $17,000,000. Since CLB Corporation is controlled by Mr. Mallette any purchase would be recorded on a historic or predecessor cost basis so that Alpine would not be able to record the appreciation in the aircraft since Mr. Mallette originally acquired them. The option to acquire CLB Corporation is for a period of two years, expiring August 2002, and cannot be exercised unless shares of Alpine's common stock are trading at a price in excess of $3.40 and Alpine has already acquired the five Beechcraft 1900's owned by Mallette Family, LLC.

    Alpine has obtained an option to acquire five Beechcraft 1900's owned by Mallette Family, LLC. The option term is for the length of time Mallette Family, LLC owes Alpine funds under a $2,000,000 loan, which is due and payable on December 28, 2003, unless repaid sooner. The option price is the fair market value of the aircraft on the date of purchase by Alpine. Since these aircraft would be acquired from a related party, Alpine would only record the cost of the aircraft to Mallette Family, LLC.

    Alpine is also seeking potential acquisitions in the western portion of the United States which would add aircraft, additional contracts and additional maintenance facilities at a location which would be able to serve our routes. Presently, Alpine does not have any agreements to acquire any other cargo companies. Alpine has conducted discussions with some of our competitors to see if any are interested in being acquired by Alpine. So far, all talks are in the early/development stages.

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

     Customers increasingly focus on the timing and predictability of deliveries rather than the mode of transportation. As customers re-engineer the total distribution process, which includes order processing, administration, warehousing, transportation and inventory management, they attempt to reduce the most expensive and fastest growing component, inventory carrying costs. Time-definite transportation, which is no longer limited to air express, has become a critical part of just-in-time inventory management and improving overall distribution efficiency.

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

     With the growth in cargo and e-commerce taking a greater hold, we feel the need for companies like Alpine will only continue to expand. We offer the ability to deliver mail and cargo to smaller markets without the associated capital cost.

Employees
---------

     The Company has 73 employees, 43 of which are full time, including 11 in administration and 43 in flight operations which includes 21 pilots. No employees belong to any labor union or have employment contracts.

                     ITEM 2. DESCRIPTION OF PROPERTIES

     In August 2001, we moved to new facilities in Provo, Utah. The new facility is on leased property at the Provo Municipal Airport under a lease that will expire in 2040, based on a thirty year lease with two five year options. Under the terms of the ground lease Alpine will pay a monthly lease rate of approximately $520. Our new hangar is approximately 25,000 square feet with attached corporate offices. The hangar and offices have been paid for at a cost of approximately $1,200,000.

     We also lease a 10,403 square foot hangar in Billings, Montana at the Logan International Airport at a lease rate of $16,325 per year. This lease is renewed on an annual basis every October.

     We carry extensive insurance coverage on all facilities as well as aircraft. Management believes our insurance coverage is adequate to cover any damage to our facilities or aircraft and any resulting liabilities.

                        ITEM 3. LEGAL PROCEEDINGS

     The United States Department of Justice filed a lawsuit against Alpine Aviation, Inc., a wholly owned subsidiary of Alpine Air Express, Inc. The complaint alleges that Alpine Aviation, Inc. overcharged the government for 58 Essential Air Service contract flights to Moab, Utah and Ely, Nevada during a period from about 1993 to 1998 in violation of the False Claims Act, 31 U.S.C.
Section 3729-3733. The complaint seeks damages of $5,000 to $10,000 per each of the 58 alleged overcharges and $200,000 in other damages. Alpine Aviation, Inc. denies the allegations in the complaint and will vigorously defend the lawsuit. Alpine Aviation, Inc. plans to file a counterclaim on the grounds that the Department of Transportation wrongfully withheld sums of money from Alpine Aviation, Inc. which were due Alpine Aviation under the terms of its Essential Air Service contracts. The Essential Air Service contracts were for the transportation of passengers.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of Alpine during the fourth quarter of the fiscal year ended October 31, 2001.

                                PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Alpine's Common Stock is quoted on the National Association of Securities Dealers Electronic Bulletin Board under the symbol "ALPE." Set forth below are the high and low bid prices for Alpine's Common Stock for each quarter since trading began in August 2001. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Quarter Ended                 High Bid          Low Bid
-------------                 --------          -------

October 31, 2001                $8.50             $7.00

     At January 22, 2002, the high and low bid and asked price for the common stock was $8.50 and $8.00, respectively.

     Since its inception, Alpine has paid no dividends on our common stock, and Alpine anticipates it will not pay dividends in the foreseeable future.

      As of January 22, 2002, there were 11,000,000 shares of common stock outstanding held by approximately 379 active holders of record, including broker-dealers and clearing corporations holding shares on behalf of their customers, as reported by the Company's transfer agent.

     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General
-------

     Since the early 90's, Alpine has been profitable with consistent revenue. Net income has ranged from a low in 1995 of $96,981 from revenue of $7,050,026 to net income of $1,841,668 in 2001 from revenue of $17,468,222. We believe this increase in revenue and more importantly net income is the result of focusing on our primary customer, the Postal Service. The focus on the Postal Service comes after pursuing various avenues in the aviation industry. We have tried to be a charter carrier, passenger carrier and support integrated cargo carriers. We discovered in each of these avenues that a small carrier such as Alpine has little negotiation capabilities and is at the discretion of the larger carriers and customers as to terms of payment. This placed substantial burden on our ability to meet our own financial needs, much less grow. Although these other markets could be profitable, certain dynamics such as size and steady cash flow had to be achieved before entering them.
After analyzing the various options available, we determined that until a certain size was reached, we should focus on government contracts, specifically the Postal Service.

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

     While we will continue to focus on maintaining our Postal Service contracts and feel confident we will be able to acquire additional Postal Service routes, there is always the possibility of another carrier entering our market area and taking some of these routes. We saw this, somewhat, with the Postal Service entering into a contract with FedEx in 2001 resulting in the loss of certain routes. There is no indication of any other parties
entering our market.   We believe our relationship with the Postal Service is
strong.

     Since we now have the established revenue flow from our Postal Service routes, we would like to pursue some of the cargo business we were not able to handle before, including providing carrier services to integrated carriers such as FedEx and Emery. Many of these integrated carriers use local airlines to carry the integrated carriers' cargo between smaller markets in which economics do not make sense to devote manpower and aircraft. These routes, however, are profitable to a carrier with the right structure. We have proven the profitability of servicing these smaller markets through our work with the Postal Service and now feel we can grow our business by offering the same quality service to the integrated carriers, freight forwarding companies and non-integrated domestic, international and regional cargo companies. We anticipate it will take time to develop material contracts with integrated carriers and freight forwarders. Most of these companies already have existing relationships with air cargo companies.

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

Plan of Operation
-----------------

     We have been successful in steadily increasing revenue through our relationship and focus on the Postal Service. We feel our relationship with the Postal Service should allow us to maintain our current level of revenues and continue to grow by adding additional Postal Service routes. We have now reached a point where our infrastructure of aircraft, facilities and personnel allow us to expand beyond the base customer of the Postal Service and focus on additional cargo business.

     In 2001, we began leases on six additional aircraft, all Beechcraft 1900s, with the final aircraft coming on-line in December 2001. These aircraft allow us to carry larger cargo loads and to fly greater distances.
We do intend to acquire, through lease or purchase, additional aircraft as our need for cargo capacity increases. With the recession in 2001 and the events of September 11, 2001, uncertainties have been created and we are waiting to see the final affect on Alpine. We believe our relationship with the Postal Service will continue providing a solid base. We are hopeful that our all cargo model and reliability will allow us to not only pick up additional Postal Service contracts but also freight forwarder contracts that previously went to passenger airlines and other cargo handlers. To date, the sluggishness of the economy has kept the demand for cargo and freight hauling down which has lead to flat sales. We are hopeful as the economy recovers our revenue should increase and the future direction of the airline cargo industry after September 11, 2001, will manifest itself in more definite terms and direction. Until then, we feel comfortable with our ability to continue to generate revenue and net profits.

     We are situated to expand capacity in the upcoming months through our arrangement with Raytheon to purchase up to nine additional Beechcraft 1900s. Future purchase of aircraft will be dictated by increasing demand for additional capacity. We anticipate using existing cash flow and potentially selling equity in Alpine to make up any other sums needed. Presently, management has not made a decision on how to purchase these aircraft.

     Alpine has obtained an option to acquire CLB Corporation and its aircraft. The option expires in August 2002. The agreement with CLB Corporation provides for the purchase of CLB Corporation with shares of Alpine's common stock. Each share of Alpine's common stock would be valued, solely for purposes of this transaction, at $3.40 per share and with the purchase price for CLB being $17,000,000. The option cannot be exercised until Alpine acquires five Beechcraft 1900's currently owned by Mallette Family, LLC. The purchase of the Beechcraft 1900's would be a cash purchase from Mallette Family, LLC of approximately $2,100,000 per Beechcraft 1900 which is the purchase cost by Mallette Family, LLC of the Beechcraft 1900's plus refitting cost incurred by Mallette Family, LLC for each aircraft.

Liquidity and Capital Resources
-------------------------------

October 31, 2001 and 2000
-------------------------

     In 2001, Alpine expanded its cargo hauling capacity by leasing six new aircraft, all Beechcraft 1900s. We also completed our new facility in Provo, Utah which will serve as our corporate offices and main maintenance and hanger facility. In addition to the capital used to fund the new aircraft and facility, our expansion efforts resulted in higher expenses reducing net income for the year ended October 31, 2001. As a result of the expansion efforts, current assets decreased to $5,525,052 from $7,982,737 on October 31, 2001. Working capital on October 31, 2001, remained strong, at $5,071,040 although down from the $6,541,893 surplus at October 31, 2000. Part of the reduction in current assets reflect the loan to a related party of $2,622,870 to help it purchase the Beechcraft 1900 aircraft which we lease.

     Overall assets increased in 2001 with total assets reaching $10,058,947 on October 31, 2001, up from $9,517,428 on October 31, 2000. This increase in assets reflects an increase in property plant and equipment of $1,346,545 to $1,517,306 on October 31, 2001. The increase in property, plant and equipment reflects the completion of our new facility in Provo, Utah.

     With a working capital surplus of $5,071,040 we are positioned to continue our expansion efforts in the upcoming year. We anticipate this expansion effort to focus on the acquisition of assets which will allow Alpine to expand its cargo hauling capacity. This may take the form of additional aircraft or other companies. To date, management is analyzing the effects of the recession and September 11, 2001, to make a decision on how to best expand Alpine. We do not anticipate any problems with liquidity in the upcoming year. We are hopeful, revenues will exceed the previous years, resulting in additional cash to fund operations and expansion.

Results of Operation
--------------------

October 31, 2001 and 2000
-------------------------

       Revenue for the fiscal year ended October 31, 2001, remained strong with $17,438,985 in revenue. This was a slight decrease from 2000 when revenue for the same period was $17,468,222. Several items contributed to revenue remaining essentially flat compared to year over year increase previously experienced. The events of September 11, 2001, resulted in the termination of all flights for a period and the reassignment of certain routes as the Postal Service worked to keep its operations moving. Alpine lost approximately $1,000,000 in revenue related to these events and subsequent route changes. Mail volume since September 11, 2001, has been reduced. Even prior to September 11, 2001, the general state of the economy was causing cargo volume to be lower than in prior years. Additionally, the Postal Service entered into an arrangement with FedEx to haul mail resulting in some lost routes and the addition of other routes as the Postal Service network was realigned with the FedEx contract. Typically as new routes begin it takes a certain time period for the cargo loads to reach capacity. Alpine has experienced initial reduction in capacity on new routes; although all new routes are increasing in cargo and becoming good revenue generating routes.

     The combination of the above factors resulted in income staying relatively unchanged from 2000. We feel that revenue should increase in the upcoming year if the economy starts to recover and no more events such as those on September 11, 2001, occur. Overall, with the state of the economy and the terrorist attacks, Alpine management was pleased with our revenue for 2001.

     Net income for the year ended October 31, 2001, was $1,841,668 which was a reduction from the $2,690,397 for the same period in 2000. In addition to the loss in revenue due to the events of September 11, 2001, this reduction was the result of the expansion efforts during 2001 with higher cost related to the new aircraft and the support for these aircraft. As the utilization of the new aircraft increases, we anticipate costs to stabilize and to be able to produce a better gross margin. Overall direct costs related to operating cost increased to $12,086,843 for the year ended October 31, 2001, compared to $8,891,180 for the same period in 2000. These costs increased by approximately thirty six percent because of our efforts to position Alpine for future expansion, particularly with the leasing of the six Beechcraft 1900's. The addition of the Beechcraft 1900 required we invest to train our flight personnel which cost approximately $100,000. We also had to add maintenance personnel which caused our maintenance labor to increase by fifty percent. Operation labor also increased fifteen percent to help support the Beechcraft 1900's. The lease on the Beechcraft is also $35,000 per month compared with the $15,000 per month for the Beechcraft 99's we were primarily using. The additional lease costs resulted in a forty eight percent increase in our lease
cost.   Maintenance costs for parts also increased by forty five percent as we had to prepare for the new aircraft as well as fix mechanical problems which are typical in introducing any new or retrofitted aircraft into a fleet.

     This overall increase in cost was expected and we had planned for this eventuality. Management felt we had to absorb these setup costs related to the Beechcraft 1900's in an effort to be able to expand our cargo hauling capacity and to be able to bid on new routes and contracts that required a bigger, longer haul aircraft such as the Beechcraft 1900. As capacity increases on some new routes and we are able to bid on the longer haul routes, which often require larger cargo capacity, we should see revenues increase and costs become more aligned with our historical profit margins. Overall management feels total operating costs, as a percentage of revenue, is in line to provide strong profit margins as our revenue increases. These projections are based on a belief we will receive new routes and contracts to better utilize the Beechcraft 1900's. If we do not receive the additional business, we would have to reevaluate the use of the Beechcraft 1900's.

     As we sold our fixed based operation in 2000 our public services direct costs were reduced to $1,832,710 from $1,978,848. General and administrative cost increased slightly as we moved into our new facility and hired additional personnel to support our expanding operations. Overall general and administrative expenses increased to $1,137,070 which we feel is good for an air cargo company our size. For our current operations, we feel cost will remain similar and are hopeful as the new routes become more established,
revenue should increase.   Future results may very depending on the state of
the economy and potential expansion activities which could affect anticipated results.


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

Name                     Age         Position            Held Position Since
----                      --         --------            -------------------
Eugene R. Mallette        52         Chairman and CEO           1986
Bill Distefano            54         President and Director     1992
Leslie Hill               47         Chief Financial Officer    2000
Max A. Hansen             52         Secretary/Treasurer
                                     and Director               1986
Richard A. Rowack         53         Director                   2000

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

     Alpine does not have a standing audit, nominating or compensation committee. Alpine is in the process of adopting an audit committee and intends to have it in place in the first quarter of 2002. The directors had two meetings during fiscal 2001. All directors attended the meetings.

     Except as indicated below, to the knowledge of management, during the past five years, no present or former director, or executive officer of the
Company:

     (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

     (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

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

          (ii) engaging in any type of business practice; or

         (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Company believes all forms required to be filed under section 16 of the Exchange Act for 2001 have been timely filed.

                   ITEM 10.  EXECUTIVE COMPENSATION

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of Alpine's last three completed fiscal years to Alpine or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of

$100,000 during such period (as determined at October 31, 2001, the end of Alpine's last completed fiscal year):

                           Summary Compensation Table
                           --------------------------

                                                                   Long Term Compensation
                                                                   ----------------------
                                 Annual Compensation             Awards               Payouts
                                 -------------------             ------               -------
                                                         Other            Restricted
   Name and                                              Annual        Stock    Options   LTIP       All Other
   Principal Position    Year    Salary    Bonus($)    Compensation    Awards    /SARs    Payout   Compensation
   ------------------    ----    ------    --------    ------------    ------    -----    ------    -----------
   Eugene Mallette,         2001   $111,235   $253,575      $2,730_____      -     55,417      -    _____     -
   CEO                      2000   $103,120   $  7,400      $1,474           -        -        -              -
                            1999   $ 57,000   $700,000      $3,843           -        -        -              -

   Bill Distefano,          2001   $120,956   $272,310      $3,272           -     78,249      -              -
   President                2000   $119,581   $196,178      $2,272           -        -        -              -
                            1999   $ 76,441   $ 72,500      $3,346           -        -        -              -



     In the past, our bonuses to officers were based on some fixed percentage of earnings and subjective factors reviewed by the board of directors. Except in the last two years, only Bill Distefano received any sizable amount of his compensation as a bonus. As our earnings have increased in the last few years, Eugene Mallette has started taking a bonus based on advice from our accountants. His bonus has been structured by our accountants to reflect his role as an officer of Alpine. These bonuses were also structured to minimize the overall tax effect to Alpine and Mr. Mallette. With our change in ownership structure, we intend to set up new bonus plans which have a more definitive structure and is more heavily focused on stock and options than cash. As yet, no plan has been set as we review our long term managerial human resource needs and our desire to start hiring new management with an eye to the future succession needs of Alpine if something were to happen to current management. We have also adopted a stock option plan. Other annual compensation consisted of payments to 401(k) retirement accounts, health insurance reimbursements and sick leave cash outs.

     Compensation Pursuant to Plans.

     Mr. Mallette received 54,990 options to purchase a like number of shares of stock during fiscal 2001, at an exercise price ranging from $7.50 to $8.25 per share. Mr. Distefano received 77,922 options with an exercise price of $7.50 per share. The options of Messrs. Mallette and Distefano vest over three years.

     Options/SAR Grants
     ------------------

     The following tables contain information regarding the plan options granted to Alpine's named executive officers as of October 31, 2001:

            OPTION/SAR GRANTS DURING PERIOD FROM November 1, 2000 To October 31, 2001

                              Individual Grants
                     -----------------------------------------------------
                     Number of     % of Total
                     Securities    Options/SARs
                     Underlying    Granted to      Exercise or
                     Options/SARs  Employees       Base Price   Expiration
Name                 Granted       in Fiscal Year  ($/Share)    Date
-------------------  ------------  --------------  -----------  ----------
       (a)               (b)             (c)            (d)         (e)
Eugene Mallette        28,751         13.72%         $7.50       August 18, 2011
                       13,333          6.46%         $8.25       August 18, 2006
                       13,333          6.46%         $8.25       August 18, 2006

Bill Distefano         51,683         24.82%         $7.50       August 18, 2011
                       13,333          6.26%         $7.50       August 18, 2011
                       13,333          6.46%         $7.50       August 18, 2011


              Aggregate Option/SAR Exercises During Period From
        November 1, 2000 to October 31, 2001 and FY-End Option/SAR Values

                                                   Number of
                                                   Securities    Value of
                                                   Underlying    Unexercised
                                                   Unexercised   In-the-Money
                                                   Options/SARs  Options/SARs
                     Shares                        at FY-End(#)  at FY-End($)
                     Acquired       Value          Exercisable/  Exercisable/
Name                 on Exercise(#) Realized($)    Unexercisable Unexerciable
-------------------  -------------  -------------  ------------  ------------
Eugene Mallette                -              -       55,417              -
Bill Distefano                 -              -       78,349              -


     Alpine did not issue any stock options prior to August 2001. All options held by Mr. Mallette's vest over three years with 42,084 vesting in two years and 13,333 vesting in three years. Mr. Distefano's options vest over three years with 65,016 vesting in two years and 13,333 vesting in three years. No options are currently vested or exercisable. Alpine's stock closed at $8.25 on October 31, 2001.

     Pension Table

      None.

     Compensation of Directors.

     Directors received 427 options each with an exercise price of $7.50 during 2001. These options vest in twenty four months. Each option is for a period of ten years.

     Termination of Employment and Change of Control Arrangement.

     There are no compensatory plans or arrangements, including payments to be received from Alpine, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with Alpine or its subsidiaries, or any change in control of Alpine, or a change in the person's responsibilities following a changing in control of Alpine.

     Stock Option Plan

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

     The exercise price of options granted under the terms of the plan must not be less than 100% of the fair market value of the shares as of the date of grant, or 110% of the fair market value for ISOs granted to optionees possessing more than 10% of the total combined voting power of all classes of stock of Alpine for ISOs and 85% of the fair market value of the stock for nonqualified options. In addition, the aggregate fair market value (as determined on the date of each option grant) of shares with respect to which ISOs are exercisable for the first time by an employee during any calendar year shall not exceed $100,000. Additionally, no individual may be granted more than 100,000 options in any given year.

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

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information relating to the beneficial ownership of Alpine's Common Stock as of January 22, 2002 by each person known by Alpine to be the beneficial owner of more than 5% of the outstanding shares of Common Stock and each of Alpine's directors and executive officers.

Name and Address of
Principal Stockholders:        Common Stock         Percentage
----------------------------   ------------       ---------------
Eugene R. Mallette              8,283,655 (D)           75.31%
3450 West Mike Jense Parkway       15,000 (I)            0.14
Provo, Utah 84601                 989,500 (I)            9.00

The Mallette Family LLC           989,500                9.00
3450 West Mike Jense Parkway
Provo, Utah 84601

Officers and Directors:
----------------------------
Eugene R. Mallette, CEO
 and Director                  ----------------See Table Above-----------
Bill Distefano, President          471,179                4.28
 and Director
Leslie Hill, CFO                       100                0.001
Max Hansen, Secretary,               1,000                0.01
 Director
Richard Rowack, Director               200                0.002
                                 ----------             ------
All officers and directors
 as a group (6 persons)          9,760,634               88.73
                                 ==========             ======

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


          ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Alpine leases all of its aircraft from CLB Corporation and Mallette Family LLC which are controlled by Mr. Mallette. The terms were approved by a vote of the directors. During the fiscal year ended October 31, 2001, Alpine paid $3,085,600 to CLB and $2,168,879 to Mallette Family LLC in lease payments.

     Alpine had acquired the right to purchase up to fifteen Beechcraft 1900 aircraft. Alpine transferred the right to purchase six of these aircraft to an entity controlled by Mr. Mallette. The decision was made to transfer the purchase rights to Mr. Mallette because management did not want Alpine to take on the debt associated with the aircraft, at this time. Additionally, Mr. Mallette, who had to provide personal guarantees on the loans for the aircraft, did not want to provide those guarantees in Alpine but rather in one of his own entities for his tax and estate planning reasons. These aircraft have been leased back to Alpine.

     Alpine has acquired an option to purchase CLB for $17,000,000. The purchase price will be paid for with shares of Alpine's common stock. Solely for purposes of the CLB transaction, Alpine's common stock will be valued on a sliding scale as $3.40 per share. The option is for a period of two years expiring in August 2002. The purchase price was determined by the "blue book" value of the aircraft owned by CLB at the time of the option less any debt still owed on the aircraft. Alpine has entered into an addendum to the agreement to acquire CLB which requires Alpine to have first purchased five Beechcraft 1900's and for Alpine's stock to be trading at or above $3.40 per share prior to any acquisition of CLB. Accordingly, Alpine expects to not exercise its option to acquire CLB until 2002, at the earliest. If Alpine acquires CLB, the related party nature of CLB will require the assets of CLB to be recorded at historical cost, or the cost paid by CLB for the aircraft and not the cost paid by Alpine.

     During the year ended October 31, 2000, Alpine loaned $1,000,000 to Mr. Mallette. The loan is at an interest rate of six and a quarter percent and is due March 2003. As of January 16, 2002, Mr. Mallette owes $151,480 on this note.

    In 2000, Alpine also loaned $2,000,000 to Mallette Family, L.L.C. which is controlled by Mr. Mallette. The loan was made to assist in the purchase of Beechcraft 1900 aircraft that are now being leased by Alpine from Mallette Family LLC. The loan is due December 2003 and at an interest rate of six and one half percent. In June 2001, Alpine loaned an additional $500,000 to Mallette Family, LLC at six and one half percent interest and is due on demand. Mallette Family, LLC currently owes Alpine $2,665,773 under the terms of these two notes. The amount owed increases monthly based on the interest accruing.

     In connection with the $2,000,000 loan to Mallette Family, LLC, Alpine has obtained an option to acquire five Beechcraft 1900's. The purchase price of the aircraft will be the fair market value of the aircraft on the date of purchase by Alpine. It is hoped that Alpine will eventually obtain capital either from operations or the sale of equity securities to buy the aircraft. The note was entered into on favorable terms to facilitate the purchase of the aircraft and recognized that Mr. Mallette had to provide personal guarantee on the loan for the aircraft.

     INDEBTEDNESS OF MANAGEMENT

     As of January 16, 2001, Mallette Family, LLC currently owes Alpine $2,665,773 in funds due December 2003. As of January 16, 2001, Mr. Mallette owes Alpine $151,480.

             ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                              Page
-----------------                                              ----
Report of Squire and Company, Certified Public Accountants      F-3

Consolidated Balance Sheets as of October 31, 2001, and 2000    F-4

Consolidated Statements of Operations for the fiscal years
 ended October 31, 2001, and 2000                               F-5

Consolidated Statements of Stockholders' Equity for the
 years ended October 31, 2001, and 2000, and  from inception    F-6

Consolidated Statements of Cash Flows for the fiscal years
 ended October 31, 2001, and 2000                               F-7

Notes to Financial Statements                                   F-8

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

3.   Certificate of Incorporation and Bylaws
     3.1    Articles of Incorporation                         Incorporated
                                                              by Reference (2)
     3.2    Articles of Amendment                             Incorporated
                                                              by Reference (1)
     3.3    Bylaws                                            Incorporated
                                                              by Reference (2)
     3.4    Amended Bylaws                                    Incorporated
                                                              by Reference (1)
10.  Material Contracts
     10.1   United States Postal Service Solicitation
            ASYS-R-99-01 (Air System Contract)                Incorporated
                                                              by Reference (2)
     10.2   Air systems Contract Amendment                    Incorporated
                                                              by Reference (2)
     10.3   Bid Offer and Acceptance-ASYS-99.01               Incorporated
                                                              by Reference (2)
     10.4   Consulting Agreement by and between               Incorporated
            Alpine Aviation, Inc. and Smith Consulting        by Reference (1)
            Services, Inc.
     10.5   Stock Purchase and Sales Agreement (CLB)          Incorporated
                                                              by Reference (3)
     10.6   Irrevocable Options to Purchase by Mallette
            Family LLC                                        Incorporated
                                                              by Reference (3)
     10.7   Ground Lease-Provo                                Incorporated
                                                              by Reference (3)
     10.8   Ground Lease Extension-Provo                      Incorporated
                                                              by Reference (3)
     10.9   Ground Lease-Billings                             Incorporated
                                                              by Reference (3)
     10.10  CLB Lease Agreement for Aircraft                  Incorporated
                                                              by Reference (3)
     10.11  Agreement for Sale of Business Asset              Incorporated
            (Fixed Based Operation)                           By Reference (5)
     10.12  Mallette Family LLC Lease Agreement for Planes    Incorporated
                                                              By Reference (3)
     10.13   Promissory Note-Mallette                         Incorporated
                                                              By Reference (6)
     10.14   Promissory Note with Mallette Family,LLC          Incorporated
                                                              By Reference (6)
     10.15  Addendum to Stock Purchase and Sale
            Agreement (CLB)                                   Incorporated
                                                              By Reference (6)
     10.16  Lease Agreement-Provo Hanger                      Incorporated
                                                              By Reference (6)
     10.17  Promissory Note-Mallette Family, LLC              This Filing

21. Subsidiaries of the small business issuer-Alpine Aviation, Inc., a Utah corporation is the only subsidiary. It does business under the name Alpine Air.

(1) Incorporate by reference to the Company's Current Report on Form 8-K dated August 31, 2000.
(2) Incorporated by reference to the Company's Registration Statement on Form 10-SB, file no. 0-27011, filed August 12, 1999.
(3) Incorporated by reference to the Company's Registration Statement of Form SB-2 filed with the Commission on August 31, 2000, file no. 333-44920.
(4) Incorporated by reference to Alpine's Form 10-QSB for the quarter ended July 31, 2000, filed with the Commission on September 14, 2000.
(5) Incorporated by reference to the Company's Registration Statement on Form SB-2-amendment 3 filed with the Commission on February 22, 2001, file no. 333-44920.
(6) Incorporated by reference to the Company's Registration Statement on Form SB-2-amendment 4 filed with the Commission on May 16, 2001, file no. 333-44920.
     All other Exhibits called for by Rule 601 of Regulation S-B are not applicable to this filing.

     (b) Reports on Form 8-K.

     Alpine filed two reports on form 8-K in the fourth quarter of 2001. The first report filed on August 14, 2001, covered the loss of routes. The second report filed on October 23, 2001, covered the pending lawsuit.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                 Alpine Air Express, Inc.

                                     /S/
Date: January 29, 2002           By: Euguene Mallette, Chief Executive Officer
                                     and Director

                                       /S/
                                 By: Leslie Hill, Chief Accounting Officer

                      CONSOLIDATED FINANCIAL INFORMATION OF
                     ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

                           OCTOBER 31, 2001 AND 2000

TABLE OF CONTENTS
                                                                   Page
------------------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT                                         F-3

CONSOLIDATED FINANCIAL STATEMENTS:

  Balance Sheet                                                      F-4

  Statements of Operations                                           F-5

  Statement of Stockholders' Equity                                  F-6

  Statements of Cash Flows                                           F-7

  Notes to Consolidated Financial Statements                         F-8

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
of Alpine Air Express, Inc.

We have audited the accompanying consolidated balance sheet of Alpine Air Express, Inc. and subsidiary (a Delaware corporation) as of October 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the two year period ended October 31, 2001. These financial statements are the responsibility of the management of Alpine Air Express, Inc. and subsidiary. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alpine Air Express, Inc. and subsidiary as of October 31, 2001, and the results of their operations and their cash flows for each of the years in the two year period ended October 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



Squire and Company, PC
Orem, Utah
November 21, 2001

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
October 31, 2001
------------------------------------------------------------------------------

ASSETS

Current Assets:
 Cash and cash equivalents                                 $   526,396
 Marketable securities                                       1,922,747
 Accounts receivable                                         1,108,896
 Income taxes receivable                                       384,325
 Prepaid expense                                               390,109
 Inventories                                                 1,113,927
 Current portion of deferred tax asset                          78,652
                                                           -----------
   Total current assets                                      5,525,052

Property, Plant and Equipment - net                          1,517,306
Loan to Officer                                                393,719
Loan to Related Party                                        2,622,870
                                                           -----------
   Total assets                                            $10,058,947
                                                           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                          $   158,847
 Accrued expenses                                              215,744
 Refundable deposits                                            75,643
 Current portion of deferred tax liability                       3,778
                                                           -----------
   Total current liabilities                                   454,012
                                                           -----------
Deferred Income Taxes                                           13,611
                                                           -----------
   Total liabilities                                           467,623
                                                           -----------

Stockholders' Equity:
 Preferred stock, $.001 par value,
   1,000,000 shares authorized, no shares issued
   or outstanding                                                    -
 Common stock, $.001 par value,
   20,000,000 shares authorized, 11,000,000 shares
   issued and outstanding                                       11,000
 Additional paid in capital                                  1,590,078
 Cumulative other comprehensive income                          22,245
 Retained earnings                                           7,968,001
                                                           -----------
   Total stockholders' equity                                9,591,324
                                                           -----------
     Total liabilities and stockholders' equity            $10,058,947
                                                           ===========

The accompanying footnotes are an integral part of this statement.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended October 31, 2001 and 2000             2001          2000
------------------------------------------------------------------------------

Operating Revenues:
 Operations                                    $15,199,835       $15,293,498
 Public services                                 2,239,150         2,174,724
                                               -----------       -----------
   Total operating revenues                     17,438,985        17,468,222

Direct Costs:
 Operations                                     12,086,843         8,891,180
 Public services                                 1,832,710         1,978,848
                                               -----------       -----------
   Total direct costs                           13,919,553        10,870,028
                                               -----------       -----------
Gross Profit                                     3,519,432         6,598,194

Operating Expenses:
 General and administrative                      1,137,070         1,008,424
 Depreciation                                       56,012            33,890
                                               -----------       -----------
   Total operating expenses                      1,193,082         1,042,314
                                               -----------       -----------
Operating Income                                 2,326,350         5,555,880

Other Income (Expense):
 Interest                                                -            (3,059)
 Other income (expense), net                       505,273           303,771
 Nonrecurring consulting expense                         -        (1,430,250)
 Nonrecurring organizational expenses                    -           (76,568)
                                               -----------       -----------
   Total other income (expense)                    505,273        (1,206,106)
                                               -----------       -----------
Income Before Income Taxes                       2,831,623         4,349,774

Income Tax Expense:
 Current income tax expense                        923,968         1,714,329
 Deferred income tax expense (benefit)              65,987           (54,952)
                                               -----------       -----------
   Total income tax expense                        989,955         1,659,377
                                               -----------       -----------
Net Income                                      $1,841,668        $2,690,397
                                               ===========       ===========
Earnings Per Share - Basic                           $0.17             $0.25
                                               ===========       ===========
Earnings Per Share - Fully Diluted                   $0.17             $0.25
                                               ===========       ===========

Weighted Average Shares Outstanding:
 Basic                                          11,000,000        10,934,475
 Fully Diluted                                  11,043,409        10,934,475


The accompanying footnotes are an integral part of these statements.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended October 31, 2001 and 2000


                                                       Additional  Cumulative Other
                                    Common Stock        Paid In     Comprehensive      Retained
                                 Shares       Amount    Capital     Income (Loss)      Earnings       Total
                                --------    ---------  ----------  --------------     ----------     -------
                                                                                                   <C
Balance, November 1, 1999        25,000       $95,361  $     -      $    (31,405)     $3,435,936   $3,499,892

Stock issued for consulting
 services                     1,048,850         1,049    1,429,201             -              -     1,430,250

Organization expense from
   stock exchange                56,150            56       76,512             -              -        76,568

Stock issued in reverse
  merger                      9,870,000       (85,466)       85,466            -              -             -


Valuation of net liabilities
 on June 12, 2000 of Riverside        -            -        (1,101)           -               -        (1,101)

Comprehensive Net Income
   Calculation:
     Net income                       -            -             -            -       2,690,397     2,690,397

     Other comprehensive
      income - net of tax.
      Unrealized holding
      gains arising during
      the period                      -            -             -       235,624              -       235,624
                             -----------     ----------  ----------     --------     -----------   ----------

Comprehensive Income                  -            -             -       235,624      2,690,397     2,926,021
                             -----------     ----------  ----------     --------     -----------   ----------

Balance, October 31, 2000    11,000,000       11,000     1,590,078       204,219      6,126,333     7,931,630

Comprehensive Net Income
  Calculation:
    Net income                        -            -             -             -      1,841,668     1,841,668
    Other comprehensive
     income - net of tax.
     Unrealized holding
     losses arising during
     the period                       -            -             -      (181,974)             -      (181,974)
                             -----------     ----------  ----------     --------     -----------   ----------

Comprehensive Income                  -            -             -      (181,974)     1,841,668     1,659,694
                             -----------     ----------  ----------     --------     -----------   ----------
Balance, October 31, 2001    11,000,000      $11,000     $1,590,078      $22,245     $7,968,001    $9,591,324
                             ===========     ==========  ==========     ========     ===========   ==========

The accompanying footnotes are an integral part of these statements.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended October 31, 2001 and 2000               2001              2000
------------------------------------------------------------------------------

Cash Flows from Operating Activities:
 Net income                                       $1,841,668       $2,690,397
 Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
   Nonrecurring organizational expense                     -           76,568
   Nonrecurring consulting expense                         -        1,430,250
   Reduction of loan to officer and stockholder      250,000                -
   Realized (gain) loss on marketable securities    (262,432)         387,350
   Gain on disposal of property, plant, and
    equipment                                              -         (511,952)
   Deferred tax expense (benefit)                     65,987          (54,952)
   Depreciation and amortization                      56,012           33,890
   Changes in assets and liabilities:
     Accounts receivable                              46,222         (104,120)
     Income taxes receivable                        (384,325)               -
     Inventories                                    (142,787)        (441,214)
     Prepaid expense                                 704,173         (537,181)
     Construction in progress                         39,944          (39,944)
     Accrued interest on loan to officer and
        related party                               (132,567)         (38,986)
     Accounts payable                               (131,446)          95,971
     Accounts payable - related party               (484,542)         215,877
     Accrued expenses                               (364,054)         106,803
     Refundable deposits                              54,984           20,659
     Income tax payable                              (82,500)         (50,695)
                                                  -----------       ----------
   Total adjustments                                (767,331)         588,324
                                                  -----------       ----------
  Net cash provided by operating activities        1,074,337        3,278,721

Cash Flows from Investing Activities:
 Proceeds from sale of marketable securities       1,810,009          421,500
 Loan to officer                                     404,964       (1,000,000)
 Loan to related party                            (2,500,000)               -
 Purchase of marketable securities                  (796,461)      (2,951,942)
 Purchase of property, plant, and equipment       (1,117,557)        (105,922)
                                                  -----------       ----------
  Net cash used by investing activities           (2,199,045)      (3,636,364)
                                                  -----------       ----------
Net Decrease in Cash and Cash Equivalents         (1,124,708)        (357,643)

Beginning Cash and Cash Equivalents                1,651,104        2,008,747
                                                  -----------       ----------
Ending Cash and Cash Equivalents                    $526,396       $1,651,104
                                                  ===========      ===========

The accompanying footnotes are an integral part of these statements.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 1.  Summary of Significant Accounting Policies
         ------------------------------------------

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

An allowance of $100,000 was established for accounts receivable at October 31, 2001.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 1.  Summary of Significant Accounting Policies (Continued)
         ------------------------------------------------------

Marketable Securities - The Company held marketable equity ($391,556) and debt ($1,531,191) securities recorded at aggregate fair market values totaling $1,922,747 at October 31, 2001. These securities are classified as available-for-sale. Cumulative unrealized gains, before taxes, were $35,856 and $329,173, for the years ending October 31, 2001 and 2000, respectively.

Inventories - Inventories consist of aircraft parts and fuel stated at the lower of cost or market, determined using the first-in, first-out method
(FIFO).

Depreciation - Provision for depreciation of property, plant and equipment is computed on the straight-line method for financial reporting purposes. Depreciation is based upon estimated useful lives as follows:

              Buildings and improvements       10 to 40 Years
              Equipment                         3 to 10 Years
              Furniture and fixtures            3 to 10 Years

Maintenance, repairs, and renewals which neither materially add to the value of the equipment nor appreciably prolong its life are charged to expense as incurred. Gains and losses on dispositions of equipment are included in net income.

Accumulated depreciation consists of $160,154 at October 31, 2001.

Impairment of Long-Term Assets - The Company reviews all long-term assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable through undiscounted future cash flows. If an impairment loss has occurred, such loss is recognized in the Statement of Operations. No such loss has been recognized in the years ended October 31, 2001 and 2000, respectively.

Equity Transactions - In connection with the reverse merger with Riverside, Alpine entered into an agreement to pay $150,000 in cash and requiring 1,048,850 of the combined entity's shares to be issued for consulting services. Alpine has recognized a $1,430,250 expense in relation to these shares for consulting services in the 2000 Statement of Operations.

Additionally, in relation to the reverse merger, 56,150 shares remained in the hands of Riverside shareholders. These shares are treated as a one-time organizational expense in the amount of $76,568 in the 2000 Statement of Operations.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts disclosed. Accordingly, actual results could differ from those estimates.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 1.  Summary of Significant Accounting Policies (Continued)
         ------------------------------------------------------

Earnings Per Share - Basic earnings per share is computed by dividing net income available for common stock by the weighted average number of common shares outstanding during the period. Fully diluted earnings per share is computed by dividing net income available for common stock by the weighted average number of common shares outstanding plus common stock equivalents.

Revenue and Cost Recognition - The Company utilizes the accrual method of accounting whereby revenue is recognized when earned. Air freight revenue is recognized upon delivery of cargo to its destination. Pilot training revenue is recognized over the course of the program, based on the pro rata share of the course completed to date. The tuition revenue received , but not yet earned, is deferred and recorded in "Accrued Expense" on the balance sheet.

Additional Cash Flow Statement Disclosures - The Company paid $0 and $3,059 in interest and $1,374,907 and $1,909,915 in income taxes during the years ended October 31, 2001 and 2000, respectively.

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

Note 2.  Accounts Receivable
         -------------------

     Accounts receivable consists of the following at October 31:
                                                                    2001
                                                                 -----------

                 Trade accounts receivable                       $  986,971
                 Accounts receivable - related party                221,925
                 Allowance for doubtful accounts                   (100,000)
                                                                 -----------
                                                                 $1,108,896
                                                                 ===========

Note 3.  Prepaid Expense

     Prepaid expense consists of the following at October 31:
                                                                    2001
                                                                 -----------

                 Prepaid other taxes                             $  130,971
                 Other prepaid expenses and credits                 259,138
                                                                 -----------
                                                                 $  390,109
                                                                 ===========

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


Note 4.  Property, Plant, and Equipment
         ------------------------------

     Property, plant, and equipment consist of the following at October 31, 2001:

                                     Historical     Accumulated     Net Book
                                       Cost         Depreciation     Value
                                    ------------   --------------  ----------

        Buildings and improvements   $ 1,264,801   $   16,062     $ 1,248,739
        Equipment                        231,163      104,190         126,973
        Furniture and fixtures           181,496       39,902         141,594
                                     -----------   --------------  ----------
                                     $ 1,677,460   $  106,154     $ 1,517,306
                                     ===========   ============== ===========

Note 5.  Operating Leases
         ----------------

The Company leases real property under an operating lease agreement expiring October 2002.

On March 20, 2001, the Company entered into a 30-year lease agreement with two five-year extension options for real property at the Provo, Utah Airport. The annual payment is $6,428 and will be adjusted every two years for changes in the consumer price index.

Future minimum lease payments for the years ending October 31 are as follows:

                              2002             $   22,332
                              2003                  6,428
                              2004                  6,428
                              2005                  6,428
                              2006                  6,428
                              Thereafter          154,272
                                               ----------
                              Total            $  202,316

Note 6.  Income Taxes
         ------------

The Company accounts for income taxes under the provision of SFAS 109 "Accounting for Income Taxes." This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 6.  Income Taxes (Continued)
         ------------------------

The provision for income taxes consists of the following at October 31:

                                                   2001               2000
                                                 ----------       -----------

        Current:
           Federal                               $ 791,167        $ 1,427,672
           State                                   132,801            286,657
                                                 ----------       -----------
                Total current                      923,968          1,714,329

        Deferred Expense (Benefit):
           Income tax expense (benefit)             65,987            (54,952)
                                                 ----------       -----------
                Total income tax expense         $ 989,955        $ 1,659,377
                                                 ==========       ===========

The income tax provision reconciled to the tax computed at the federal statutory rate is as follows at October 31:

                                                    2001              2000
                                                 ----------       -----------

        Income taxes at the statutory rate
           of 34%                                 $ 962,752       $ 1,478,923
        Expense and (revenue) adjustments - net     (84,929)          (65,378)
        State income taxes, net of federal benefit  112,132           245,832
                                                 ----------       -----------
                 Total income tax provision       $ 989,955       $ 1,659,377
                                                 ==========       ===========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows at October
31:                                                          2001
                                                          ----------
                Deferred tax assets:
                    Allowance for bad debts              $    37,960
                    Accrued vacation and sick leave           40,692
                    Valuation allowance                            -
                                                          ----------
                       Total deferred assets                  78,652

                Deferred tax liabilities:
                    Unrealized holding gains                 (13,611)
                    Excess tax depreciation                   (3,778)
                                                          -----------
                        Total deferred tax liabilities        (17,389)
                                                          -----------
                    Net deferred tax assets              $    61,263
                                                          ===========

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 6.  Income Taxes (Continued)
         ------------------------

The income tax provision reconciled to the Balance Sheet accounts is as follows at October 31, 2001:

                                                   Federal         State
                                                 -----------    -----------
               Tax payments made                 $ 1,126,788    $  181,506
               Fuel credits used                           -             -
                                                 -----------    -----------
                 Total tax payments and credits    1,126,788       181,506
               Current income tax expense           (791,167)     (132,802)
                                                 -----------    -----------
               Income taxes receivable           $   335,621    $   48,704
                                                 ===========    ===========

Note 7.  Related Party Transactions
         --------------------------

During the fiscal years ended October 31, 2001 and 2000, the Company leased its aircraft from CLB Corporation (CLB) and Mallette Family, LLC, which are owned by an officer and significant stockholder of the Company. The month-to-month lease terms for aircraft and equipment vary from month to month and approximates $330,000 per month. The Company owed no lease payments to related parties at October 31, 2001.

Total lease expenses to related parties for the years ended October 31, 2001 and 2000 is detailed below.
                                                   2001              2000
                                                 -----------       -----------
                CLB Corporation                  $ 3,085,600      $ 3,326,924
                Mallette Family, LLC               2,168,879          240,565
                                                 -----------       ----------
                                                 $ 5,254,479      $ 3,567,489
                                                 ===========       ==========

Monthly engine overhaul reserves are paid based on actual flying hours during the month.

CLB and Mallette Family, LLC reimburse the Company for certain qualifying repairs paid for or performed by the Company. At October 31, 2001, the Company had a receivable of $221,925 related to these repairs, reported under accounts receivable on the balance sheet.

The Company loaned $1,000,000 to an officer and significant stockholder of the Company during the year ended October 31, 2000. This officer repaid $453,104 ($64,893 was applied to interest) during the year ended October 31, 2001. In addition, the officer was given a bonus of $250,000 that reduced the balance
due on this note.   This note bears interest at 6.25 percent, is unsecured,
and is due March 2003. Interest accrued to October 31, 2001 was $9,697. The balance on this loan at October 31, 2001 was $393,719.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 7.  Related Party Transactions (continued)
         --------------------------------------

During the year ended October 31, 2001, the Company loaned $2,500,000 to Mallette Family, LLC. This note bears interest at 6.25 percent, is unsecured, and is due December 2003. Interest accrued to October 31, 2001 was $122,870. The balance on this loan at October 31, 2001 was $2,622,870.

Note 8.  401(k) Profit Sharing Plan
         --------------------------

Employees who have been employed at least 3 months may contribute up to 17 percent of their compensation to the Company's 401(k) profit sharing plan. The Company contributes an additional 50 percent of the amount contributed by employees up to a maximum of 3 percent of compensation. Participants are fully vested in employer contributions after two years of service. The Company contributed $39,262 and $34,863, for the years ended October 31, 2001 and 2000, respectively.

Note 9.  Stock Option Plan
         -----------------

On August 17, 2001, the Company granted stock options to qualified employees. The options have a vesting period of two years and expire ten years from the date of issuance. The exercise price is the fair-market value on the date of issuance of $7.50. The total number of options granted was 208,634.

The Company follows Accounting Principles Board Opinion 25 "Accounting for Stock Issued to Employees" to account for its stock option plan. Under APB 25, no compensation is required to be recorded in the consolidated financial statements. An alternative method of accounting for stock options is SFAS 123 "Accounting for Stock-Based Compensation". Under SFAS 123, employee stock options are valued at grant date at fair value. The fair value of the options at the grant date would be recorded as compensation expense, net of income taxes, recognized ratably over the vesting period.

Had compensation cost for the Company's stock option plan been determined as prescribed by SFAS 123, stock-based compensation costs would have reduced income before taxes by $96,492 and net income by $79,114 for the year ending October 31,

2001. The pro forma effect on basic and fully-diluted earnings per share would have been a reduction of $0.01 per share for the year ending October 31, 2001.

The average Black-Scholes value of options granted under the stock option plan during 2001 was $5.55. Value was estimated using a weighted-average expected life of 7.0 years, no dividends, volatility of 95 percent, and a risk-free interest rate of 4 percent.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 10.  Concentrations
          --------------

The Company receives the majority of its revenues from contracts with the U.S. Postal Service (USPS). For the years ending October 31, 2001 and 2000, the revenues from contracts with the USPS represented 86 percent and 87 percent of total revenues, respectively. At October 31, 2001, accounts receivable from the USPS totaled $984,602. Although a loss of contracts with the USPS would severely impact the financial position of the Company, the Company's management believes that the relationship with the USPS is excellent and will continue.

The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. As of October 31, 2000, the Company's uninsured cash balances totaled $404,971.

Note 11.  Contingency
          -----------
The U.S. government has filed suit against the Company. The claim is for commuter flight subsidies the Company received from 1993 to 1997. The Company terminated commuter flights in July 1999. The suit seeks damages of $5,000 to $10,000 for each of the 58 alleged overcharges and $200,000 in other damages.

The Company believes that the claim is without merit and is vigorously defending itself. The Company is considering filing a counterclaim against the U.S. government. No provision for the outcome of these actions relative to amounts sought nor for the counterclaim have been recorded due to the uncertainty of the outcomes.

Note 12.  Sale of Business Assets
          -----------------------

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

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 13.  Purchase Option
          ---------------

The Company has acquired an option to purchase CLB. The purchase price will be paid for with shares of the Company's common stock. The option is for a period of two years. This option is contingent on the Company acquiring five Beechcraft 1900 aircraft and on the Company's stock being traded on a recognized exchange at a price in excess of $3.40 per share.

This acquisition, if completed, would be accounted for using the purchase method as prescribed by SFAS No. 141 "Business Combinations."

Note 14.  Recent Accounting Pronouncements
          --------------------------------

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

In July 2001, the FASB issued SFAS No. 141 "Business Combinations," SFAS No. 142 "Goodwill and Other Intangible Assets," and SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS 141 is a replacement of APB Opinion No. 16 "Business Combinations" and discontinues the pooling of interests method of accounting for business combinations. SFAS 141 is effective for business combinations initiated on or after July 1, 2001. SFAS 142 is a replacement of APB Opinion No. 17 "Intangible Assets" and establishes new rules for accounting for goodwill and other intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized. SFAS 143 is effective for years beginning after June 15, 2002.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS No. 121 and APB Opinion No. 30. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods with those fiscal years.

The application of all of these recent pronouncements is not expected to have a material impact on the Company's financial statements.