Form 10QSB
period 2002-01-31
ALPINE AIR EXPRESS INC/DE
filed 2002-03-18
CIK 1092807

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended: January 31, 2002

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

              Commission File Number: 000-27011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,000,000 shares of its $0.001 par value common stock as of March 14, 2002.

     Transitional Small Business Disclosure Format (check one)  Yes  [  ]  No
[X]

                        PART I FINANCIAL INFORMATION

                        ITEM 1.  FINANCIAL STATEMENTS

                          Alpine Air Express, Inc.
                            FINANCIAL STATEMENTS
                                (UNAUDITED)


     The financial statements included herein have been prepared by Alpine Air Express, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, if any, and with the historical financial information of Alpine Air Express, Inc.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY         January 31,     October 31,
CONSOLIDATED BALANCE SHEET                         2002            2001
                                               ------------     -----------
                                               (Unaudited)      (Audited)

ASSETS

Current Assets:
Cash and cash equivalents                       $   491,786     $   526,396
Marketable securities                             2,460,241       1,922,747
Accounts receivable                                 686,264       1,108,896
Income taxes receivable                             237,125         384,325
Prepaid expense                                   1,235,139         390,109
Inventories                                         770,078       1,113,927
Current portion of deferred tax asset               214,650          78,652
                                                -----------      ----------
Total current assets                              6,095,283       5,525,052

Property, Plant and Equipment - net               1,929,877       1,517,306
Loan to Officer                                     152,085         393,719
Loan to Related Party                             2,665,723       2,622,870
                                                -----------      ----------
Total assets                                    $10,842,968     $10,058,947
                                                ===========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                $   258,457     $   158,847
Accounts payable - related party                    413,568             -
Accrued expenses                                    156,812         215,744
Refundable deposits                                 133,290          75,643
Current portion of deferred tax liability             4,802           3,778
                                                -----------      ----------
Total current liabilities                           996,929         454,012

Deferred Income Taxes                                59,108          13,611
                                                -----------      ----------
Total liabilities                                 1,026,037         467,623

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares
authorized, no shares issued or outstanding             -               -
Common stock, $.001 par value, 20,000,000 shares
authorized, 11,000,000 shares issued and
outstanding                                          11,000          11,000
Additional paid in capital                        1,590,078       1,590,078
Cumulative other comprehensive income                96,604          22,245
Retained earnings                                 8,119,249       7,968,001
                                                -----------      ----------
Total stockholders' equity                        9,816,931       9,591,324
                                                -----------      ----------
Total liabilities and stockholders' equity      $10,842,968     $10,058,947
                                                ===========      ==========

The accompanying footnotes are an integral part of these statements.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY        Three Months    Three Months
CONSOLIDATED STATEMENTS OF OPERATIONS          Ended January   Ended January
                                                 31, 2002        31, 2001
                                               -------------   ------------
                                               (Unaudited)     (Unaudited)

Operating Revenues:
 Operations                                     $2,829,192     $4,001,429
 Public services                                    97,413        515,401
                                                ----------     ----------
   Total operating revenues                      2,926,605      4,516,830

Direct Costs:
 Operations                                      2,781,312      3,066,825
 Public services                                    73,548        389,352
                                                ----------     ----------
   Total direct costs                            2,854,860      3,456,177
                                                ----------     ----------
Gross Profit                                        71,745      1,060,653

Operating Expenses:
 General and administrative                        409,834        439,081
 Depreciation                                       32,428          4,600
                                                ----------     ----------
   Total operating expenses                        442,262        443,681
                                                ----------     ----------
Operating Income (Loss)                           (370,517)       616,972

Other Income (Expense):
 Interest expense                                       -              -
 Other income (expense), net                        73,296        275,222
                                                ----------     ----------
   Total other income (expense)                     73,296        275,222
                                                ----------     ----------
Income (Loss) Before Income Taxes                 (297,221)       892,194

Income Tax Expense:
 Current income tax expense                             -         346,845
 Deferred income tax expense (benefit)            (212,669)       (33,223)
                                                ----------     ----------
   Total income tax expense                       (212,669)       313,622
                                                ----------     ----------
Income (Loss) Before Cumulative Effect
 of a Change in Accounting Principle               (84,552)       578,572

Cumulative effect on prior years
 (to October 31, 2001) of capitalizing
 lease deposits                                    235,800            -
                                                ----------     ----------
Net Income                                      $  151,248     $  578,572
                                                ==========     ==========

The accompanying footnotes are an integral part of these statements.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY        Three Months    Three Months
CONSOLIDATED STATEMENTS OF OPERATIONS          Ended January   Ended January
(CONTINUED)                                      31, 2002        31, 2001
                                               -------------   -------------
                                                (Unaudited)    (Unaudited)

Earnings (Loss) Per Share - Basic
 Income (loss) before cumulative effect
  of a change in accounting principle            $    (0.01)    $     0.05
 Cumulative effect of capitalizing
  lease deposits                                       0.02            -
                                                 -----------    ----------
 Net income                                      $     0.01     $     0.05
                                                 ===========    ==========

Earnings (Loss) Per Share - Fully Diluted
 Income (loss) before cumulative effect
  of a change in accounting principle            $    (0.01)    $     0.05
 Cumulative effect of capitalizing
  lease deposits                                       0.02            -
                                                 -----------    ----------
 Net income                                      $     0.01     $     0.05
                                                 ===========    ==========

Pro Forma Amounts Assuming Lease Deposits had
 been Capitalized Retroactively:
  Net Income (Loss)                              $  (84,552)    $  599,572
  Earnings (Loss) Per Share - Basic              $    (0.01)    $     0.05
  Earnings (Loss) Per Share - Fully Diluted      $    (0.01)    $     0.05

Weighted Average Shares Outstanding:
 Basic                                           11,000,000     11,000,000
 Fully Diluted                                   11,200,841     11,000,000


The accompanying footnotes are an integral part of these statements.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Three Months Ended January 31, 2002

                                                         Additional Cumulative Other
                                 Common Stock             Paid In    Comprehensive    Retained
                               Shares       Amount        Capital       Income        Earnings         Total
                              --------    ---------     -----------  ---------------  --------     -----------
Balance, October 31, 2001
 (audited)                   11,000,000   $11,000       $1,590,078  $   22,245     $ 7,968,001     $ 9,580,324

Comprehensive Net Income
 Calculation (unaudited):
  Net income (loss)              -           -              -              -           151,248         151,248
  Other comprehensive
   income - net of tax.
   Unrealized holding
   gains arising during
   the period                    -           -              -           74,359             -            74,359
                             ----------   -------       ---------- -----------     -----------     -----------
Comprehensive Income
 (unaudited)                     -           -              -           74,359         151,248         225,607
                             ----------   -------       ---------- -----------     -----------     -----------
Balance, January 31, 2002
 (unaudited)                 11,000,000   $11,000       $1,590,078  $   96,604     $ 8,119,249     $ 9,805,931
                             ==========   =======       ========== ===========     ===========     ===========


The accompanying footnotes are an integral part of these statements.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY       Three Months     Three Months
CONSOLIDATED STATEMENTS OF CASH FLOWS         Ended January    Ended January
                                                 31, 2002       31, 2001
                                              -------------   --------------
                                               (Unaudited)     (Unaudited)
Cash Flows from Operating Activities:
 Net income                                    $  151,248     $  578,572
  Adjustments to reconcile net income
   to net cash provided (used) by
   operating activities:
   Reduction of loan to shareholder               146,700        250,000
   Realized (gain) loss on marketable
    securities                                    (19,336)      (217,889)
   Gain on disposal of property, plant,
    and equipment                                      -              -
   Deferred tax expense (benefit)                (212,669)       (33,223)
   Depreciation and amortization                   32,428          4,600
   Accrued interest on loans to stockholder
    and related party                             (47,919)       (13,428)
   Cumulative effect of change in
    accounting principle                         (235,800)           -
 Changes in assets and liabilities:
  Accounts receivable                             422,631       (157,088)
  Inventories                                     343,849       (188,408)
  Income taxes receivable                         147,200            -
  Prepaid expense                                (609,226)       276,722
  Construction in progress                             -        (220,825)
  Accounts payable                                 99,609       (152,321)
  Accounts payable - related party                413,568       (176,628)
  Accrued expenses                                (58,933)      (573,646)
  Refundable deposits                              57,647        (13,626)
  Income tax payable                                   -          53,475
                                               ----------     ----------
   Total adjustments                              479,749     (1,162,285)
                                               ----------     ----------
 Net cash provided (used) by operating
  activities                                      630,997       (583,713)
Cash Flows from Investing Activities:
  Proceeds from sale of marketable securities     306,273      1,023,429
  Loan to related party                                -      (2,000,000)
  Loan to stockholder                             100,000        269,085
  Purchase of marketable securities              (626,880)           -
  Purchase of property, plant, and equipment     (445,000)           -
                                               ----------     ----------
   Net cash used by investing activities         (665,607)      (707,486)
                                               ----------     ----------
Net Decrease in Cash and Cash Equivalents         (34,610)    (1,291,199)
Beginning Cash and Cash Equivalents               526,396      1,651,104
                                               ----------     ----------
Ending Cash and Cash Equivalents               $  491,786     $  359,905
                                               ==========     ==========
Supplemental Information
------------------------
The Company paid no interest and $0 and $12,915 in income taxes during the three months ended January 31, 2002 and 2001, respectively. Of bonuses declared to an officer of the Company, $146,700 and $250,000 reduced the loan to that officer during the three months ended January 31, 2002 and 2001, respectively.
The accompanying footnotes are an integral part of these statements.

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

An allowance of $100,000 was established for accounts receivable at January 31, 2002.

Marketable Securities - The Company held marketable equity ($1,079,486) and debt ($1,380,755) securities recorded at aggregate fair market values totaling $2,460,241 at January 31, 2002. These securities are classified as available-for-sale. Gross unrealized gains were $155,712 and $257,793, for the three months ending January 31, 2002 and 2001, respectively.

Inventory - Inventory consists of airplane parts and fuel stated at the lower of cost or market, determined using the first-in, first-out method (FIFO).

Depreciation - Provision for depreciation of property, plant and equipment is computed on the straight-line method for financial reporting purposes. Depreciation is based upon estimated useful lives as follows:

     Buildings and improvements     10 to 40 Years
     Equipment                       3 to 10 Years
     Furniture and fixtures          3 to 10 Years
     Engine cores                          7 Years

Maintenance, repairs, and renewals which neither materially add to the value of the equipment nor appreciably prolong its life are charged to expense as incurred. No costs were capitalized during the three months ended January 31, 2002 and 2001. Gains and losses on dispositions of equipment are included in net income.

Accumulated depreciation was $192,582 at January 31, 2002.

Impairment of Long Term Assets - The Company reviews all long term assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable through undiscounted future cash flows. If an impairment loss has occurred, such loss is recognized in the Statement of Operations. No such loss has been recognized in the three months ended January 31, 2002 and 2001.

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

Revenue Recognition - The Company utilizes the accrual method of accounting whereby revenue is recognized when earned. Air freight revenue is recognized upon delivery of cargo to its destination. Pilot training revenue is recognized over the course of the program, based on the pro rata share of the course completed. The tuition received, but not yet earned, is deferred and recorded in "Refundable deposits" on the balance sheet.

Note 2.     Accounts Receivable
            -------------------

     Accounts receivable consists of the following at:

                                             January 31,     October 31,
                                               2002             2001
                                           ------------   -------------

       Trade accounts receivable              $ 782,400     $    986,971
       Accounts receivable - related party        3,864          221,925
       Allowance for doubtful accounts         (100,000)        (100,000)
                                           ------------    -------------
                                              $ 686,264     $  1,108,896
                                           ============    =============

Note 3.     Prepaid Expense
            ---------------

     Prepaid expense consists of the following at:
                                             January 31,     October 31,
                                                2002            2001
                                             -----------    ------------

       Prepaid other taxes                  $   177,585     $    130,971
       Aircraft lease deposits                  453,000             -
       Other prepaid expenses and credits       457,354          259,138
                                            ------------    ------------
                                            $ 1,087,939     $    390,109
                                            ============    ============

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 4.     Property, Plant, and Equipment
            ------------------------------

     Property, plant, and equipment consists of the following at January 31, 2002:

                                Historical   Accumulated     Net Book
                                   Cost      Depreciation     Value
                               -----------  --------------  ----------
Buildings and improvements     $1,264,800     $  25,174    $1,239,626
Equipment                         231,163       114,504       116,659
Furniture and fixtures            181,496        49,196       132,300
Engine cores                      445,000         3,708       441,292
                               -----------   ----------    ----------
                               $2,122,459     $ 192,582    $1,929,877
                               ===========   ==========    ==========


Note 5.     Operating Leases

The Company leases real property under operating lease agreements; one expiring October 2002 and the other expiring March 2031. Future minimum lease payments for the years ending January 31 are as follows:

                        2002           $   22,332
                        2003                6,428
                        2004                6,428
                        2005                6,428
                        2006                6,428
                        Thereafter        154,272
                                        ---------
                                        $ 202,316
                                        =========

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

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 6.    Income Taxes (Continued)
           ------------------------

The provision for income taxes consists of the following:
                                               January 31,   January 31,
                                                 2002          2001
                                               ----------    ----------
     Current:
      Federal                                  $      -       $280,455
      State                                           -         66,390
                                               ----------    ----------
        Total current                                 -        346,845

     Deferred Expense (Benefit):
      Income tax expense (benefit)               (212,669)     (33,223)
                                              ------------   ----------
        Total income tax expense              $  (212,669)    $313,622
                                              ============   ==========

The income tax provision reconciled to the tax computed at the federal statutory rate is as follows:
                                               January 31,     January 31,
                                                  2002            2001
                                              -------------   ------------

     Income taxes at the statutory rate        $      -        $ 303,346
     Expense and (revenue) adjustments - net     (212,669)       (40,147)
     State income taxes, net of federal be          -           50,423
                                               -----------    -----------
       Total income tax provision              $ (212,669)     $ 313,622
                                               ===========    ===========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows at:
                                               January 31,  October 31,
                                                   2002         2001
                                               -----------  -----------
     Deferred tax assets:
      Allowance for bad debts                  $  37,960    $ 37,960
      Accrued vacation and sick leave             38,166      40,692
      Net operating loss                         138,524         -
      Valuation allowance                             -          -
                                               ----------   ---------
        Total deferred assets                    214,650      78,652

     Deferred tax liabilities:
      Unrealized holding gains                   (59,108)    (13,611)
      Excess tax depreciation                     (4,802)     (3,778)
                                               ----------   ---------
        Total deferred tax liabilities            (63,910)    (17,389)
                                               ----------   ---------
     Net deferred tax assets (liabilities)     $ 150,740    $ 61,263
                                               ==========   =========

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 6.     Income Taxes (Continued)
            ------------------------

The income tax provision reconciled to the Balance Sheet accounts is as follows at January 31, 2002:

                                                     Federal      State
                                                    ---------   ----------
     Income tax receivable, October 31, 2001         $335,621    $  48,704

     Tax payments made during the three months
       ending January 31, 2002                            -            -

     Current income tax expense                           -            -
                                                     --------    ---------
     Income tax receivable                           $335,621    $  48,704
                                                     ========    =========

Note 7.     Related Party Transactions
            --------------------------

During the three months ended January 31, 2002 and 2001, the Company leased its aircraft from CLB Corporation (CLB) and Mallette Family, LLC, which are owned by an officer and significant stockholder of the Company. The lease terms for aircraft and equipment vary from month to month and approximates $400,000 per month. The Company owed $413,568 in lease payments to related parties at January 31, 2002.

Total lease expenses to related parties for the three months ended January 31, 2002 and 2001 is detailed below.

                                             January 31,     January 31,
                                               2002              2001
                                           -------------   -------------

                  CLB Corporation          $    589,875     $    831,505
                  Mallette Family, LLC          576,265          244,156
                                           ------------     ------------
                                           $  1,166,140     $  1,075,661
                                           ============     ============

Monthly engine overhaul reserves are paid based on actual flying hours during the month.

CLB and Mallette Family, LLC reimburse the Company for certain qualifying repairs paid for or performed by the Company. At January 31, 2002, the Company had a receivable of $3,864 related to these repairs, reported under accounts receivable on the balance sheet.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 7.     Related Party Transactions (Continued)
            ---------------------------------------

The Company loaned $1,000,000 to an officer and significant stockholder of the Company. This officer repaid $453,104 ($64,893 was applied to interest) during the year ended October 31, 2001. This officer repaid $100,000 ($349 was applied to interest) during the three months ended January 31, 2002. The officer was given a bonus of $187,167 during the three months ended January 31, 2002; $146,700 reduced the balance due on this note ($4,112 was applied to interest). The officer was given a bonus of $250,000 that reduced the balance due on this note during the three months ended January 31, 2001. This note bears interest at 6.25 percent, is unsecured, and is due March 2003. Interest accrued at January 31, 2002 was $605. The balance on this loan at January 31, 2002 was $152,085. The officer repaid the remaining loan balance in February 2002.

The Company loaned $2,500,000 to Mallette Family, LLC, which is owned by an officer and significant stockholder of the Company. This note bears interest at 6.5 percent, is unsecured, and is due December 2003. Interest accrued to January 31, 2002 was $165,723. The balance on this loan at January 31, 2002 was $2,665,723.

Note 8.     401(k) Profit Sharing Plan
            --------------------------

Employees who have been employed at least 3 months may contribute up to 17 percent of their compensation to the Company's 401(k) profit sharing plan.
The Company contributes an additional 50 percent of the amount contributed by employees up to a maximum of 3 percent of compensation. Participants are fully vested in employer contributions after two years of service. The Company contributed $12,849 and $0 for the three months ended January 31, 2002 and 2001, respectively.

Note 9.     Stock Option Plan
            -----------------

The Company has granted stock options to qualified employees. The options have a vesting period of two years and expire ten years from the date of issuance. The exercise price ranges from $7.50 to $8.25. The total number of options granted was 209,061.

Note 10.     Concentrations
             --------------

The Company receives the majority of its revenues from contracts with the U.S. Postal Service (USPS). For the three months ending January 31, 2002 and 2001, the revenues from contracts with the USPS represented 96 and 86 percent of total revenues, respectively. At January 31, 2002, accounts receivable from the USPS totaled $777,857. Although a loss of contracts with the USPS would severely impact the financial position of the Company, the Company's management believes that the relationship with the USPS is excellent and will continue.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 10.     Concentrations (Continued)
             --------------------------

The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. As of January 31, 2001, the Company's uninsured cash balances totaled $258,000.

Note 11.     Contingency
             -----------

The U.S. government has filed suit against the Company. The claim is for commuter flight subsidies the Company received from 1993 to 1997. The Company terminated commuter flights in 1999. The suit seeks damages of $5,000 to $10,000 for each of the 58 alleged overcharges and $200,000 in other damages.

     The Company believes that the claim is without merit and is vigorously defending itself. The Company is considering filing a counterclaim against the U. S. government. No provision for the outcome of these actions relative to amounts sought nor for the counterclaim have been recorded due to the uncertainty of the outcomes.

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

The Company has an option to purchase up to five Beechcraft 1900 aircraft from Mallette Family, LLC. The purchase price for these aircraft will be their fair market value at the time of purchase. The option is for the period that Mallette Family LLC's loan is outstanding. This loan is due in December 2003.

Note 13.     Recent Accounting Pronouncements
             --------------------------------

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

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


Note 13.    Recent Accounting Pronouncements (Continued)
            --------------------------------------------

In July 2001, the FASB issued SFAS No. 141 "Business Combinations," SFAS No. 142 "Goodwill and Other Intangible Assets," and SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS 141 is a replacement of APB Opinion No. 16 "Business Combinations" and discontinues the pooling of interests method of accounting for business combinations. SFAS 141 is effective for business combinations initiated on or after July 1, 2001. SFAS 142 is a replacement of APB Opinion No. 17 "Intangible Assets" and establishes new rules for accounting for goodwill and other intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001. SFAS 143 requires that fair value of a liability for an asset retirement obligation be recognized in the period it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized. SFAS 143 is effective for years beginning after June 15, 2002.

In August 2001, the FASB issued SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS No. 121 and APB Opinion No. 30. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years.

The application of all these pronouncements is not expected to have a material impact on the Company's financial statements.

Note 14.     Change in Accounting Principle
             ------------------------------

The Company determined that a portion of the lease payments paid to related parties (CLB Corporation and Mallette Family, LLC) represent the last month's lease payment on aircraft leased from these related parties. As such, these amounts should be recognized as a prepaid expense. The total lease deposits paid at January 31, 2002 was $453,000. The following schedule reflects when these lease deposits were made:

     Three months ended January 31, 2002          $    70,000
     Year Ended October 31, 2001                       35,000
     Year Ended October 31, 2000                      214,000
     Prior to November 1, 1999                        144,000
                                                  -----------
                                                   $  453,000
                                                  ===========

The $383,000 of lease deposits paid in prior periods has been reduced by the tax effect of $147,200. As a result of this change, the Company recognized an increase in net income of $235,800 for the three months ended January 31, 2002 in recognition of the amount of lease deposits paid in prior periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     Alpine Air Express, Inc., a Delaware corporation, is engaged in the air cargo business through its wholly owned subsidiary Alpine Aviation, Inc., a Utah Corporation. Throughout most of the 1990's, Alpine Aviation has focused more and more on hauling mail for the Postal Service because of their favorable contracts, routes and payment practices. As a result of this focus, approximately 96% of Alpine Aviation's revenues now come from the Postal Service.

     Alpine currently has 14 routes covering 15 western cities in 6 states. Most routes are flown every day and some several times a day. Alpine's delivery commitment on U.S. mail and other cargo ranges from one to four hours. Alpine has consistently garnered awards from the U.S. Postal Service for timeliness ranking in the top 10% of all contract carriers for the Postal Service.

     Alpine services its routes with 23 aircraft which are smaller turbo-prop aircraft. Currently, the largest aircraft in our fleet are Beechcraft 1900s which hold 5,400 pounds of cargo with the majority of our aircraft Beechcraft 99s that carry 3,000 pounds of cargo. The Postal Service delivers and picks up all cargo we carry at the aircraft, unless separate arrangements have been made.

Liquidity and Capital Resources
-------------------------------

     We are currently in a transition phase in our development as we have expanded our capabilities to be able to prepare for future growth. The last ten years have been very profitable for Alpine as we developed a good relationship with the Postal Service, transitioned into an all cargo air carrier and continued as a profitable company. We had reached a point where further growth would require a capital commitment on the part of Alpine to obtain larger aircraft to service existing routes, acquire new Postal Service routes and bid on new business. To meet anticipated aircraft needs, we leased six Beechcraft 1900s aircraft which are now our largest aircraft. We have also completed the building of a new facility which is home to our corporate offices, main hanger and maintenance facilities. Management is exploring the acquisition or lease of additional aircraft and possible additional uses of our aircraft. All discussions are in an early stage of analysis.

     Although overall market conditions for cargo carriers are weak, management's decision to proceed with expansion is based on a long term view of the future potential of the air cargo market. Alpine's management believe the underlying need for air cargo remains strong, despite current market conditions resulting from the recession. Management anticipates market conditions will be improving in the later part of 2002. Alpine's management also believe the ability to acquire aircraft may be better now with a soft market allowing us to acquire aircraft at cheaper prices. These aircraft, management hopes, will be utilized to acquire larger routes from the Postal Service and potentially acquire routes from integrated carriers.

     As the economy improves, Alpine's management believe it is important to be able to take advantage of potential opportunities quickly in order to continue long term growth objectives. Without acquiring and retrofitting aircraft now, future expansion would be slowed. Alpine also has been fortunate in this expansion effort because of our CEO's, Eugene Mallette, willingness to purchase aircraft and lease them back to Alpine. This has provided Alpine the ability to expand its fleet during soft economic times without incurring any debt. As the economy improves, and our business increases, we may look to purchasing the aircraft, particularly the Beechcraft 1900's, which Mr. Mallette controls. Although Alpine would like any future aircraft purchases to come from capital raised through the sale of our equity, initially we may elect to incur debt for the purchase of the aircraft and then sell equity in the future to pay down the debt, depending on current market conditions for the sale of equity, as well as the rate of interest.

     One of the reasons Alpine has decided to proceed with expansion efforts is our current financial situation. Although revenues have declined in recent months related to the recession and the events of September 11, 2001, our overall financial position remains strong. For the quarter ended January 31, 2002, we had a working capital surplus of $5,098,354 with current assets of $6,095,283 compared with current liabilities of $996,929. Our working capital position has remained fairly constant over the last months as we had a working capital surplus of $5,071,040 on October 31, 2001. Our working capital position was helped by an increase in prepaid expenses, which increased to $1,235,139 on January 31, 2002, from $390,109 on October 31, 2001. Part of this increase is the result of approximately $450,000 in prepaid lease expenses on our aircraft. Besides current liabilities, total other liabilities were only $59,108.

     Overall our asset base has increased to $10,842,968 at January 31, 2002, compared with $10,058,947 on October 31, 2001, our last fiscal year end. Our overall asset base increased as property plant and equipment increased by $412,571. This partially reflects a change in accounting policy to capitalize spare engines which were previously listed in inventory.

Results of Operations
---------------------

     The recession, compounded by the events of September 11, 2001, hurt revenue for the quarter ended January 31, 2002. For the quarter ended January 31, 2002, total revenue was $2,926,605 which was down from $4,516,830 for the quarter ended January 31, 2001.

     Part of the decrease in revenue was the result of a decrease in our public service revenue which decreased by $417,988 for the quarter ended January 31, 2002, compared to the quarter ended January 31, 2001. The majority of the decrease in public service revenue, which consists of our retrofitting efforts on the Beechcraft 1900's for our lessor and our first officer training program, reflect the completion of our current retrofitting efforts on the Beechcraft 1900's. Additionally, we have changed our revenue recognition policy for our first officer training program. We now recognize revenue for first officer training over the term of training instead of recognizing revenue upon payment.

     Our revenue from operations, consisting of our cargo revenue, decreased to $2,828,192 for the quarter ended January 31, 2002, as a result of the weak demand for air cargo. In addition to the weak demand for air cargo, we lost two routes which were reassigned after September 11, 2001. The new route we have acquired has, as expected, taken time to build. The new route is now performing well, and we anticipate it will be even more profitable in the future.

     Although we flew fewer flights and cargo loads were lighter than in prior periods, the nature of our business resulted in only a marginal reduction in overall expenses. With fixed cost representing a large proportion of our overall expenses, our direct cost only decreased by nine percent for the quarter ended January 31, 2002, over the comparable quarter in 2001. Direct cost related to ongoing operations of our cargo operations decreased by $285,513 to $2,781,312 for the quarter ended January 31, 2002 compared to the same quarter in 2001. Revenue, on the other hand, decreased by thirty five percent for the same period.

     Direct cost remained high in relation to revenue as we were leasing six Beechcraft 1900s during the quarter ended January 31, 2002, compared to only two in the comparable quarter in 2001. Cost such as insurance and personnel also were not immediately affected by the reduced flights and loads. Additionally, as new aircrafts are brought online, particularly the Beechcraft 1900s, we have experienced higher cost. As is typical with new aircraft, maintenance costs have been higher on the Beechcraft 1900s. The lease expense of these Beechcraft 1900s also is higher resulting in higher cost. These overall costs, as a percentage of revenue, should eventually be similar to what we saw in the past years as flights and loads increase. In order to manage fixed cost, Alpine's aircraft lessor has agreed to allow us to temporarily ground unneeded aircraft and not charge Alpine the normal monthly rent on the grounded aircraft. This will allow us to avoid costly lease payments on aircraft currently not being utilized. The lessor has also agreed that when demand warrants, we will be able to utilize these aircraft.

     We did see a substantial drop in direct cost related to our public service operation as we were no longer retrofitting any Beechcraft 1900s. Direct cost related to public service decreased to $74,548 for the quarter ended January 31, 2002, compared to direct cost related to public service of $389,352 for the same quarter in 2001.

     Our general and administrative expense remained relatively unchanged at $409,834 for the quarter ended January 31, 2002, as compared to $439,081 for the quarter ended January 31, 2001. Although management strives to constantly reevaluate expenses in an effort to control cost, management believes our general and administrative expenses are already fairly low.

     As a result of the weak economy, we had a loss from operations of $297,221 for the quarter ended January 31, 2002, compared to income of $892,194 for the quarter ended January 31, 2001. Our net income, after a change in accounting policies, was $151,248 for the quarter ended January 31, 2002, compared to $578,572 for the comparable quarter in 2001.

  In the long-run we feel costs will even out and additional routes will lead to higher net income particularly as the economy continues to improve. The new aircraft should allow us to fly more profitable and larger routes which ultimately should lead to increased net income.

                       PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

            None


      (b)     Reports on From 8-K.
              --------------------

            None

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Alpine Air Express, Inc.


Dated: March 14, 2002              By:     /s/
                                      --------------------------------------
                                      Eugene Mallette, Chief Executive Officer



Dated: March 14, 2002              By:    /s/
                                      --------------------------------------
                                      Leslie Hill, Chief Financial Officer and
                                      Principal Accounting Officer