Form 10QSB
period 2002-04-30
ALPINE AIR EXPRESS INC/DE
filed 2002-06-13
CIK 1092807

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended: April 30, 2002

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

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,000,000 shares of its $0.001 par value common stock as of May 17, 2002.

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

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY        April 30,         October 31,
CONSOLIDATED BALANCE SHEETS                      2002               2001
                                              -----------       ------------
                                              (Unaudited)        (Audited)
ASSETS

Current Assets:
  Cash and cash equivalents                   $   630,434        $   526,396
  Marketable securities                         2,319,781          1,922,747
  Accounts receivable                             868,375          1,108,896
  Income taxes receivable                         237,125            384,325
  Prepaid expense                               1,069,266            390,109
  Inventories                                     753,329          1,113,927
  Deferred tax asset                               60,746             78,652
                                              -----------        -----------
   Total current assets                         5,939,056          5,525,052

Property, Plant and Equipment - net             1,885,264          1,517,306
Loan to Officer                                        -             393,719
Loan to Related Party                           2,709,276          2,622,870
                                              -----------        -----------
Total assets                                  $10,533,596        $10,058,947
                                              ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                               $190,928           $158,847
  Accounts payable - related party                304,043                 -
  Accrued expenses                                152,827            215,744
  Refundable deposits                               5,500             75,643
  Current portion of deferred tax liability         5,846              3,778
                                              -----------        -----------
   Total current liabilities                      659,144            454,012

Deferred Income Taxes                              13,702             13,611
                                              -----------        -----------
Total liabilities                                 672,846            467,623

Stockholders' Equity:
  Preferred stock, $.001 par value,
   1,000,000 shares authorized, no shares
   issued or outstanding                              -                  -
  Common stock, $.001 par value,
   20,000,000 shares authorized,
   11,000,000 shares issued and outstanding        11,000             11,000
  Additional paid in capital                    1,590,078          1,590,078
  Cumulative other comprehensive income            20,487             22,245
  Retained earnings                             8,239,185          7,968,001
                                              -----------        -----------
   Total stockholders' equity                   9,860,750          9,591,324
                                              -----------        -----------
Total liabilities and stockholders' equity    $10,533,596        $10,058,947
                                              ===========        ===========

The accompanying footnotes are an integral part of these statements.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three Months   Three Months    Six Months     Six Months
                                                       Ended April    Ended April     Ended April    Ended April
                                                        30, 2002       30, 2001        30, 2002       30, 2001
                                                       (Unaudited)    (Unaudited)     (Unaudited)   (Unaudited)
                                                       ------------   ------------    -----------   ------------
Operating Revenues:
 Operations                                             $2,594,926     $3,978,936     $5,424,118     $7,980,364
 Public services                                           381,958        587,627        479,371      1,103,028
                                                        ----------     ----------     ----------     ----------
Total operating revenues                                 2,976,884      4,566,563      5,903,489      9,083,392
Direct Costs:
 Operations                                              2,133,287      3,010,197      4,914,599      6,077,023
 Public services                                           214,145        434,916        287,693        824,268
                                                        ----------     ----------     ----------     ----------
   Total direct costs                                    2,347,432      3,445,113      5,202,292      6,901,291
                                                        ----------     ----------     ----------     ----------
Gross Profit                                               629,452      1,121,450        701,197      2,182,101
Operating Expenses:
 General and administrative                                276,180        187,166        686,015        626,245
 Depreciation                                               44,614         11,600         77,041         16,200
                                                        ----------     ----------     ----------     ----------
   Total operating expenses                                320,794        198,766        763,056        642,445
                                                        ----------     ----------     ----------     ----------
Operating Income (Loss)                                    308,658        922,684        (61,859)     1,539,656
Other Income (Expense):
 Legal settlement                                         (112,800)           -         (112,800)           -
 Other income (expense), net                               107,738         52,734        181,034        327,956
                                                        ----------     ----------     ----------     ----------
   Total other income (expense)                             (5,062)        52,734         68,234        327,956
                                                        ----------     ----------     ----------     ----------
Income Before Income Taxes                                 303,596        975,418          6,375      1,867,612
Income Tax Expense:
 Current income tax expense                                  7,665        364,795          7,665        711,640
 Deferred income tax expense (benefit)                     175,994         37,538        (36,674)         4,315
                                                        ----------     ----------     ----------     ----------
   Total income tax expense                                183,659        402,333        (29,009)       715,955
                                                        ----------     ----------     ----------     ----------
Income Before Cumulative Effect
 of a Change in Accounting Principle                       119,937        573,085         35,384      1,151,657
Cumulative effect on prior years (October
 31, 2001) of capitalizing lease deposits                      -              -          235,800            -
                                                        ----------     ----------     ----------     ----------
Net Income                                              $  119,937     $  573,085     $  271,184     $1,151,657
                                                        ==========     ==========     ==========     ==========
Earnings Per Share - Basic
 Income (loss) before cumulative effect
  of a change in accounting principle                   $     0.01     $     0.05     $      -       $     0.10
 Cumulative effect of capitalizing lease deposits               -              -             0.02            -
                                                        ----------     ----------     ----------     ----------
 Net income                                             $     0.01     $     0.05     $     0.02     $     0.10
                                                        ==========     ==========     ==========     ==========
Earnings Per Share - Fully Diluted
 Income (loss) before cumulative effect of a change in
  accounting principle                                  $     0.01     $     0.05     $      -       $     0.10
 Cumulative effect of capitalizing lease deposits               -              -             0.02            -
                                                        ----------     ----------     ----------     ----------
 Net income                                             $     0.01     $     0.05     $     0.02     $     0.10
                                                        ==========     ==========     ==========     ==========

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
            (Continued)

                                                       Three Months   Three Months    Six Months     Six Months
                                                       Ended April    Ended April     Ended April    Ended April
                                                        30, 2002       30, 2001        30, 2002       30, 2001
                                                       (Unaudited)    (Unaudited)     (Unaudited)   (Unaudited)
                                                       ------------   ------------    -----------   ------------

Pro Forma Amounts Assuming Lease Deposits had
 been Capitalized Retroactively:
  Net Income                                            $  119,937     $  573,085     $  271,184     $1,151,657
   Earnings Per Share - Basic                           $     0.01     $     0.05     $     0.02     $     0.10
   Earnings Per Share - Fully Diluted                   $     0.01     $     0.05     $     0.02     $     0.10
Weighted Average Shares Outstanding:
 Basic                                                  11,000,000     10,895,000     11,000,000     11,000,000
 Fully Diluted                                          11,209,203     10,895,000     11,209,132     11,000,000


The accompanying footnotes are an integral part of these statements.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                            Cumulative
                                                              Additional      Other
                                         Common Stock          Paid In     Comprehensive   Retained
                                      Shares       Amount      Capital        Income       Earnings    Total
                                     ---------    --------   ------------  -------------  ----------  --------

Balance, October 31, 2001 (audited)  11,000,000  $11,000     $1,590,078     $22,245     $7,968,001  $9,591,324

Comprehensive Net Income
  Calculation (unaudited):
   Net income                           -           -              -           -           271,184     271,184
   Other comprehensive income -
    net of tax.  Unrealized holding
    gains arising during the period     -           -              -         (1,758)          -         (1,758)
                                     ----------  -------     ----------     --------    ----------  ----------
Comprehensive Income (unaudited)        -           -              -         (1,758)       271,184     269,426
                                     ----------  -------     ----------     --------    ----------  ----------
Balance, April 30, 2002 (unaudited)  11,000,000  $11,000     $1,590,078     $20,487     $8,239,185  $9,860,750
                                     ==========  =======     ==========     ========    ==========  ==========


The accompanying footnotes are an integral part of these statements.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Three Months  Three Months   Six Months    Six Months
                                                           Ended April   Ended April   Ended April   Ended April
                                                             30, 2002      30, 2001      30, 2002      30, 2001
                                                          ------------  ------------   -----------  ------------
                                                           (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
Cash Flows from Operating Activities:
 Net income                                                $119,937     $  573,085     $271,184     $ 1,151,657
 Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
   Reduction of loan to shareholder                             -              -        146,700         250,000
   Realized (gain) loss on marketable securities                -              -        (19,336)       (217,889)
   Gain on disposal of property, plant, and equipment           -              -            -               -
   Deferred tax expense (benefit)                           175,994         37,538      (36,674)          4,315
   Depreciation and amortization                             44,614         11,600       77,041          16,200
   Allowance for doubtful accounts                          (50,000)           -        (50,000)            -
   Accrued interest on loans to stockholder and related
    party                                                   (43,553)       (41,060)     (91,472)        (54,488)
   Cumulative effect of change in accounting principle          -              -       (235,800)            -
 Changes in assets and liabilities:
   Accounts receivable                                     (132,111)        33,477      290,520        (123,611)
   Other receivable                                             -         (187,031)         -          (187,031)
   Inventories                                               16,747         46,210      360,597        (142,198)
   Income taxes receivable                                 (147,200)           -            -               -
   Prepaid expense                                          313,073        312,785     (296,153)        589,507
  Accounts payable                                          (67,528)       217,977       32,081          65,656
  Accounts payable - related party                         (109,526)        75,261      304,043        (101,367)
  Accrued expenses                                           (3,984)       169,463      (62,917)       (404,181)
  Refundable deposits                                      (127,790)         1,591      (70,143)        (12,035)
  Income tax payable                                            -          (96,517)         -           (43,042)
                                                           --------     ----------     --------     -----------
   Total adjustments                                       (131,264)       581,294      348,487        (360,164)
                                                           --------     ----------     --------     -----------
 Net cash provided (used) by operating activities           (11,327)     1,154,379      619,671         791,493

Cash Flows from Investing Activities:
 Proceeds from sale of marketable securities                    -           54,800      306,273       1,078,230
 Loan to related party                                          -              -            -        (2,000,000)
 Loan to stockholder                                        152,085            -        252,085         269,082
 Purchase of marketable securities                           (2,110)           -       (628,991)            -
 Construction in progress                                       -         (426,447)         -          (647,272)
 Purchase of property, plant, and equipment                     -          (11,584)    (445,000)        (11,584)
                                                           --------     ----------     --------     -----------
Net cash used by investing activities                       149,975       (383,231)    (515,633)     (1,311,544)
                                                           --------     ----------     --------     -----------
Net Increase (Decrease) in Cash and Cash Equivalents        138,648        771,148      104,038        (520,051)

Beginning Cash and Cash Equivalents                         491,786        359,905      526,396       1,651,104
                                                           --------     ----------     --------     -----------
Ending Cash and Cash Equivalents                           $630,434     $1,131,053     $630,434     $ 1,131,053
                                                           ========     ==========     ========     ===========

Supplemental Information
------------------------
The Company paid no interest and $7,666 and $12,915 in income taxes during the six months ended April 30, 2002 and 2001, respectively. Of bonuses declared to an officer of the Company, $146,700 and $250,000 reduced the loan to that officer during the three months ended January 31, 2002 and 2001, respectively.

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

An allowance of $50,000 and $100,000 was established for accounts receivable at April 30, 2002 and April 30, 2001, respectively.

Marketable Securities - The Company held marketable equity ($938,393) and debt ($1,381,388) securities recorded at aggregate fair market values totaling $2,319,781 at April 30, 2002. These securities are classified as available-for-sale. Gross unrealized gains were $36,094 and $93,928 on securities held at April 30, 2002 and 2001, respectively.

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

     Buildings and improvements                       10 to 40 Years
     Equipment                                         3 to 10 Years
     Furniture and fixtures                            3 to 10 Years
     Engine cores                                            7 Years

Maintenance, repairs, and renewals which neither materially add to the value of the equipment nor appreciably prolong its life are charged to expense as incurred. No costs were capitalized during the three months ended April 30, 2002 and 2001. Gains and losses on dispositions of equipment are included in net income.

Accumulated depreciation was $237,195 at April 30, 2002.

Impairment of Long Term Assets - The Company reviews all long term assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable through undiscounted future cash flows. If an impairment loss has occurred, such loss is recognized in the Statement of Operations.
No such loss has been recognized in the three months ended April 30, 2002 and 2001.

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

Note 2.     Accounts Receivable
            -------------------

Accounts receivable consists of the following at:     April 30,   October 31,
                                                         2002        2001
                                                      ---------   -----------
     Trade accounts receivable                        $ 869,599   $   986,971
     Accounts receivable - related party                 48,776       221,925
     Allowance for doubtful accounts                    (50,000)     (100,000)
                                                      ----------   ----------
                                                      $ 868,375   $ 1,108,896
                                                      ==========  ===========

Note 3.     Prepaid Expense
            ---------------

Prepaid expense consists of the following at:         April 30,   October 31,
                                                        2002         2001
                                                      ----------  -----------

     Prepaid other taxes                              $ 230,979   $   130,971
     Aircraft lease deposits                            453,000            -
     Other prepaid expenses and credits                 385,287       259,138
                                                    ------------  -----------
                                                    $ 1,069,266   $   390,109
                                                    ============   ==========

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 4.     Property, Plant, and Equipment
            ------------------------------

Property, plant, and equipment consists of the following at April 30, 2002:


                                Historical    Accumulated    Net Book
                                   Cost       Depreciation     Value
                               -----------   -------------  ----------
Buildings and improvements     $ 1,264,800     $ 34,286     $1,230,514
Equipment                          231,163      120,880        110,283
Furniture and fixtures             181,496       62,428        119,068
Engine cores                       445,000       19,601        425,399
                               -----------    ---------     ----------
                               $ 2,122,459     $237,195     $1,885,264
                               ===========    =========     ==========


Note 5.     Operating Leases
            ----------------

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

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 6.     Income Taxes (Continued)
            ------------------------
The provision for income taxes consists of the following:

                                          April 30,    April 30,
                                            2002          2001
                                         -----------  -----------
          Current:
           Federal                        $     -       $587,590
           State                              7,665      124,050
                                          ----------    ---------
            Total current                     7,665      711,640

          Deferred Expense (Benefit):
           Income tax expense (benefit)     (36,674)       4,315
                                          ----------    ---------
            Total income tax expense      $ (29,009)    $715,955
                                          ==========    =========

The income tax provision reconciled to the tax computed at the federal statutory rate is as follows:
                                                 April 30,      April 30,
                                                   2002           2001
                                               -----------     -----------
    Income taxes at the statutory rate          $     -        $ 634,988
    Expense and (revenue) adjustments - net       (29,009)         7,010
    State income taxes, net of federal benefit        -           73,957
                                               -----------     ----------
          Total income tax provision            $ (29,009)     $ 715,955
                                               ===========     ==========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows at:

                                                 April 30,      April 30,
                                                   2002           2001
                                                ----------    -----------
     Deferred tax assets:
      Allowance for bad debts                    $ 18,980       $ 37,960
      Accrued vacation and sick leave              41,766         40,692
      Net operating loss                               -              -
      Valuation allowance                              -              -
                                                ----------     ---------
          Total deferred assets                    60,746         78,652

     Deferred tax liabilities:
      Unrealized holding gains                    (13,702)       (13,611)
      Excess tax depreciation                      (5,846)        (3,778)
                                                ----------     ---------
          Total deferred tax liabilities          (19,548)       (17,389)
                                                ----------     ---------
     Net deferred tax assets (liabilities)      $  41,198       $ 61,263
                                                ==========     =========

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 6.     Income Taxes (Continued)
            -----------------------

The income tax provision reconciled to the Balance Sheet accounts is as follows at April 30, 2002:

                                                    Federal       State
                                                   --------     --------

     Income tax receivable, October 31, 2001       $335,621     $48,704

     Tax payments made during the six months
      ending April 30, 2002                              -           -

     Income tax effect of change in accounting
      principle (see Note 14)                      (124,200)    (23,000)

     Current income tax expense                          -           -
                                                   --------     -------
     Income tax receivable                         $211,421     $25,704
                                                   ========     =======

Note 7.     Related Party Transactions
            --------------------------

During the three months ended April 30, 2002 and 2001, the Company leased its aircraft from CLB Corporation (CLB) and Mallette Family, LLC, which are owned by an officer and significant stockholder of the Company. The lease terms for aircraft and equipment vary from month to month and approximates $350,000 per month. The Company owed $304,043 in lease payments to related parties at April 30, 2002.

Total lease expenses to related parties for the six months ended April 30, 2002 and 2001 is detailed below.

                                            April 30,       April 30,
                                              2002            2001
                                            ---------       ---------
          CLB Corporation                  $ 1,131,192     $ 1,650,502
          Mallette Family, LLC                 993,352         725,923
                                           -----------     -----------
                                           $ 2,124,544     $ 2,376,425
                                           ===========     ===========

Monthly engine overhaul reserves are paid based on actual flying hours during the month.

CLB and Mallette Family, LLC reimburse the Company for certain qualifying repairs paid for or performed by the Company. At April 30, 2002, the Company had a receivable of $48,776 related to these repairs, reported as accounts receivable on the balance sheet.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 7.     Related Party Transactions (Continued)
            --------------------------------------

The Company loaned $1,000,000 to an officer and significant stockholder of the Company. This note bears interest at 6.25 percent. This officer repaid $430,870 ($64,892 was applied to interest) during the year ended October 31,
2001.    In addition, the officer was given a bonus of $250,000 which reduced the balance due on this note during the three months ended January 31, 2001. Interest accrued to October 31, 2001 was $9,697. The balance on this loan at October 31, 2001 was $393,719.

The officer was given a bonus of $187,167 during the three months ended January 31, 2002; $146,700 reduced the balance due on this note ($4,112 was applied to interest). In addition, this officer paid $252,085 ($954 was applied to interest) during the six months ended April 30, 2002 to repay the loan in full.

The Company loaned $2,500,000 to Mallette Family, LLC, which is owned by an officer and significant stockholder of the Company. This note bears interest at 6.5 percent, is unsecured, and is due December 2003. Interest accrued to April 30, 2002 was $209,276. The balance on this loan including accrued interest at April 30, 2002 was $2,709,276.

Note 8.     401(k) Profit Sharing Plan
            --------------------------

Employees who have been employed at least 3 months may contribute up to 17 percent of their compensation to the Company's 401(k) profit sharing plan. The Company contributes an additional 50 percent of the amount contributed by employees up to a maximum of 3 percent of compensation. Participants are fully vested in employer contributions after two years of service. The Company contributed $26,451 and $16,616 for the six months ended April 30, 2002 and 2001, respectively.

Note 9.     Stock Option Plan
            -----------------

The Company has granted stock options to qualified employees. The options have a vesting period of two years and expire ten years from the date of issuance. The exercise price ranges from $7.50 to $8.25. The total number of shares granted through April 30, 2002 was 209,915.

Note 10.     Concentrations
             --------------

The Company receives the majority of its revenues from contracts with the U.S. Postal Service (USPS). For the six months ending April 30, 2002 and 2001, the revenues from contracts with the USPS represented 91 and 87 percent of total revenues, respectively. At April 30, 2002, accounts receivable from the USPS totaled $826,360. Although a loss of contracts with the USPS would severely impact the financial position of the Company, the Company's management believes that the relationship with the USPS is excellent and will continue.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 10.     Concentrations (Continued)
             --------------------------

The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. As of April 30, 2001, the Company's uninsured cash balances totaled $354,819.

Note 11.     Legal Settlement
             ----------------

The Company settled the suit filed by the U.S. government. The suit was settled for $112,800 which was paid during the three months ended April 30, 2002, and is presented in the Statement of Operations as "Legal Settlement."

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

Note 14.     Change in Accounting Principle
             ------------------------------

The Company determined that a portion of the lease payments paid to related parties (CLB Corporation and Mallette Family, LLC) represent the last month's lease payment on aircraft leased from these related parties. As such, these amounts should be recognized as a prepaid expense. The total lease deposits paid at April 30, 2002 was $453,000. The following schedule reflects when these lease deposits were made:

     Three months ended January 31, 2002           $   70,000
     Year Ended October 31, 2001                       35,000
     Year Ended October 31, 2000                      214,000
     Prior to November 1, 1999                        144,000
                                                   ----------
                                                   $  453,000
                                                   ==========

The $383,000 of lease deposits paid in prior periods has been reduced by the tax effect of $147,200. As a result of this change, the Company recognized an increase in net income of $235,800 for the six months ended April 30, 2002 in recognition of the amount of lease deposits paid in prior periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     Alpine Air Express, Inc., a Delaware corporation, is engaged in the air cargo business through its wholly owned subsidiary Alpine Aviation, Inc., a Utah Corporation. Throughout most of the 1990's, Alpine focused more and more on hauling mail for the Postal Service because of their favorable contracts, routes and payment practices. As a result of this focus, approximately 91% of Alpine revenues now come from the Postal Service. This revenue base has positioned Alpine to be able to expand our fleet and seek additional revenue sources. We have now increased our fleet by six Beechcraft 1900s and are seeking new contracts with not only the Postal Service but with integrated carriers such as UPS and FedEx, as well as with freight forwarders.

     Alpine currently has 16 routes covering 17 western cities in 6 states. Alpine's delivery commitment on U.S. mail and other cargo ranges from one to four hours. Alpine has consistently garnered awards from the U.S. Postal Service for timeliness ranking in the top 10% of all contract carriers for the Postal Service. Alpine services its routes with 23 aircraft which are smaller turbo-prop aircraft. Currently, the largest aircraft in our fleet are Beechcraft 1900s with the majority of our aircraft Beechcraft 99s. We lease all of our aircraft.

Liquidity and Capital Resources
-------------------------------

     The overall market condition for air cargo have been slow over the last several quarters. Even with this slow demand and extraordinary events in September 2001, we have been fortunate and remained profitable. Our core business, although experiencing reduced revenues, has been stable enough to support current expenditures and produce a profit. The stability of our current operations combined with management's belief in the future potential and direction of the air cargo market, have given management the comfort to continue with previously planned expansion efforts. Our expansion efforts have resulted in a new facility and the addition of six Beechcraft 1900s. Without the additional aircraft, we would not be able to accept additional, longer routes and potentially broaden our customer base beyond the Post Office.

     With the completion of this first phase in our expansion activity, management has evaluated our current financial position and market conditions. Having had time to reduce expenses to combat the current economic conditions and remain profitable during this downturn, management feels we can begin the process of adding additional cargo capacity as we seek new business. Accordingly, management has informed the lessor of our aircraft that we would like to be able to use up to three additional Beechcraft 1900s. Our lessor has indicated a willingness to acquire the additional aircraft and lease them to us in the future when our cargo hauling capacity would require the aircraft services. All of our aircraft are leased from entities controlled by our CEO, Eugene Mallette. Mr. Mallette's willingness to assume the financial responsibility for these aircraft has been beneficial in our ability to expand capacity without incurring the related debt obligations or cost until the aircraft our needed. Currently, we only make lease payments for those aircraft which are actively in our flight operation.

     One of the reasons Alpine has decided to proceed with expansion efforts is our current financial situation. For the quarter ended April 30, 2002, we had a working capital surplus of $5,279,912 with current assets of $5,939,056 compared with current liabilities of $659,144. Our working capital position has remained fairly constant over the last months as we had a working capital surplus of $5,071,040 on October 31, 2001, and $5,098,354 on January 31, 2002.
Our working capital position was helped by an increase in prepaid expenses, which increased to $1,069,266 on April 30, 2002, from $390,109 on October 31, 2001. Part of this increase is the result of approximately $453,000 in prepaid lease expenses on our aircraft and $239,080 in annual aircraft insurance. Besides current liabilities, total other liabilities were only $13,702.

     Overall our asset base has increased to $10,533,596 at April 30, 2002, compared with $10,058,947 on October 31, 2001, our last fiscal year end. Our overall asset base partially increased as property plant and equipment increased by $367,958. This reflects a change in accounting policy to capitalize spare engines which were previously listed in inventory. Current assets also increased to $5,939,056 with increases in cash and marketable securities as the result of increased earnings for the quarter and prepaid expenses relating to our aircraft leases and insurance. Although current assets have increased since our year end in October 2001, current assets slightly decreased from our January 31, 2002, quarter. As is typical with our business cycles, we are down from last quarter as we have used or amortized some of the prepaid expenses, which we often pay at the beginning of the year. Our current obligations also decreased to $659,144 on April 30, 2002, form $996,929 on January 31, 2002. Overall we expect future liquidity to remain solid as we have had the opportunity to adjust our operations to meet the reduced revenue we are experiencing under current economic conditions. This should allow us to remain profitable during these times.

Results of Operations
---------------------

     The recession, along with the residual effects of the lost routes due to the events of September 11, 2002, reduced revenue for the quarter ended April 30, 2002, compared to prior periods. For the quarter ended April 30, 2002, total revenue was $2,976,884 which was down from $4,566,563 for the quarter ended April 30, 2001. On the other hand, results remain similar to our first quarter ending January 31, 2002, indicating, to our management, that we have seen the worst of the recession and the effects of September 11, 2002. More importantly, we have been able to adjust our operations and related expenses to now deal with the current economic conditions having reduced operating expenses even from January 31, 2002, quarter by over $500,000.

     Our revenue from operations was $2,594,926 for the quarter ended April 30, 2002, which was relatively unchanged from the prior quarter. This is a decrease from our revenues for April 30, 2001. In addition to the weak demand for air cargo, we lost two routes which were re-assigned to ground cargo companies after September 11, 2001. The new route we have acquired has, as expected, taken time to build. The new route is now performing well, and we anticipate it will be even more profitable in the future.

     We believe we should start seeing an increase in revenue with the addition of new routes and believe, based on the last two quarters, that we have seen the worst of the recession and the effects of September 11, 2002. The effects of September 11, 2002, which resulted in the loss of routes in Nevada still is the largest factor in our reduced revenues. If it were not for the loss of the two Nevada routes, revenue would have been substantially higher. Cargo revenue on existing routes is down only 10% which has been partially offset by a 6.5% increase received from our new route.

     Part of the decrease in revenue was the result of a decrease in our public service revenue which decreased by $205,669 for the quarter ended April 30, 2002, compared to the quarter ended April 30, 2001. The majority of the decrease in public service revenue reflects the completion of our current retrofitting efforts on the first six Beechcraft 1900's.

     Having had a time period to prepare for reduced cargo loads and routes, we were able to adjust our overall cost in an effort to remain profitable, even with smaller revenue numbers. This quarter was the first quarter where we have been able to see the effects of all our cost cutting efforts. We were able to reduce our expenses by over $500,000 from our quarter ended January 31, 2002, as we adjusted maintenance schedule to reflect actual aircraft usage and furloughed some employees who were not needed with our reduced schedules. Overall our direct cost were reduced to $2,347,432 for the quarter ended April 30, 2002, from $2,854,860 for the January 31, 2002, quarter. Management was very pleased to have been able to reduce direct cost by $507,428 given the high fixed cost of an air cargo operation.

     Our general and administrative expense increased to $276,180 for the quarter ended April 30, 2002, as compared to $187,166 for the quarter ended April 30, 2001. Although it appears general and administrative cost have substantially increased, we have found our general and administrative cost tend to balance out on an annual basis as is evident by the $409,834 in general and administrative cost for the January 31, 2002, quarter. We have had an overall increase in general and administrative cost resulting from our need to hire outside professionals to assist in our reporting obligations related to being a public company. Management, however, believes, we operate efficiently from a general and administrative standpoint and do not anticipate many changes, either increases or decreases, in expenses in this area.

     Even with a weak economy, we had net income, before taxes, of $303,596 for the quarter ended April 30, 2002. Although this is down from prior quarters, management was pleased that we remain profitable in slow economic times and extraordinary events of September 11, 2001; especially given our expansion efforts. Net income would also have been better if it was not reduced by $112,800, a legal settlement made to avoid expected future litigation costs.

     In the long-run we feel costs will even out and additional routes will lead to higher net income particularly as the economy continues to improve. The new aircraft should allow us to fly larger routes which ultimately should lead to increased net income. We are already seeing the results of our expansion efforts with the announcement, in May 2002, from the Postal Service of the award of two new routes.

                       PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     During the quarter ending April 30, 2002, Alpine settled its only litigation matter by paying $112,800.

ITEM 2.  CHANGES IN SECURITIES

            None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On March 27, 2002, Alpine had its annual meeting of shareholders and elected directors, approved an equity incentive plan and ratified Squire and Company as its independent auditors. A total of 9,187,382 shares were present in person or by proxy at the meeting. All directors were elected by a vote of 9,187,382 to none. The equity incentive plan was approved by a vote of 9,073,968 voting for and 113,420 abstaining. Squire and Company was ratified as the independent auditor by a vote of 9,056,649 voting for, 181,333 against and 400 abstaining.

ITEM 5.  OTHER INFORMATION

            None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)     Exhibits:

Item 4      Instruments Defining the Rights of Security Holders
-------     ---------------------------------------------------
 4.01           4       Specimen Stock Certificate    Incorporated
                                                      by reference*

* Incorporated by reference from the Company's registration statement on form 10-SB filed with the Commission, SEC file no. 0-27011.


      (b)     Reports on From 8-K.
              --------------------

     During the quarter ended April 30, 2002, Alpine filed three 8-K's. On March 11, 2002, Alpine filed an 8-K covering the resignation of one of its directors who resigned due to scheduling conflicts; on April 2, 2002, Alpine filed an 8-K covering matters discussed at its shareholder meeting, and on April 29, 2002, Alpine filed an 8-K covering the settlement of a lawsuit.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Alpine Air Express, Inc.


Dated: June 13, 2002              By:
                                      --------------------------------------
                                      Eugene Mallette, Chief Executive Officer



Dated: June 13, 2002              By:
                                      --------------------------------------
                                      Leslie Hill, Chief Financial Officer and
                                      Principal Accounting Officer