Form 10QSB
period 2002-07-31
ALPINE AIR EXPRESS INC/DE
filed 2002-09-13
CIK 1092807

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended: July 31, 2002

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

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,000,000 shares of its $0.001 par value common stock as of September 12, 2002.

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

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY             July 31,     October 31,
CONSOLIDATED BALANCE SHEETS                          2002             2001
-----------------------------------------------------------------------------
                                                  (Unaudited)      (Audited)
ASSETS

Current Assets:
Cash and cash equivalents                       $ 1,039,209     $    526,396
Marketable securities                             2,179,574        1,922,747
Accounts receivable                               1,159,494        1,108,896
Other receivable                                     78,512              -
Income taxes receivable                              89,085          384,325
Prepaid expense                                     916,779          390,109
Inventories                                         703,704        1,113,927
Deferred tax asset                                  131,491           78,652
                                                 ----------      -----------
Total current assets                              6,297,848        5,525,052

Property, Plant and Equipment - net               1,727,808        1,517,306
Loan to Officer                                         -            393,719
Loan to Related Party                             2,753,541        2,622,870
                                                 ----------      -----------
Total assets                                    $10,779,197     $ 10,058,947
                                                 ==========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                $   222,339     $    158,847
Accounts payable - related party                    414,722              -
Accrued expenses                                    196,200          215,744
Refundable deposits                                  57,299           75,643
Income taxes payable                                     -                -
Current portion of deferred tax liability                -              3,778
                                                 ----------      -----------
Total current liabilities                           890,560          454,012

Deferred Income Taxes                                 6,770           13,611
                                                 ----------      -----------
Total liabilities                                   897,330          467,623

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares
authorized, no shares issued or outstanding             -                -
Common stock, $.001 par value, 20,000,000 shares
authorized, 11,000,000 shares issued and
outstanding                                          11,000           11,000
Additional paid in capital                        1,590,078        1,590,078
Cumulative other comprehensive income               (93,184)          22,245
Retained earnings                                 8,373,973        7,968,001
                                                 ----------      -----------
Total stockholders' equity                        9,881,867        9,591,324
                                                 ----------      -----------
Total liabilities and stockholders' equity      $10,779,197     $ 10,058,947
                                                 ==========      ===========

The accompanying footnotes are an integral part of these statements.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------

                                             Three Months     Three Months     Nine Months       Nine Months
                                              Ended July       Ended July       Ended July       Ended July
                                              31, 2002         31, 2001         31, 2002         31, 2001
                                           --------------    -------------    ------------      ------------
                                            (Unaudited)      (Unaudited)      (Unaudited)       (Unaudited)
Operating Revenues:
 Operations                                  $2,780,378       $4,232,332       $8,204,496       $12,212,696
 Public services                                304,700          620,744          784,071         1,723,772
                                             ----------       ----------       ----------       -----------
Total operating revenues                      3,085,078        4,853,076        8,988,567        13,936,468

Direct Costs:
 Operations                                   2,566,711        3,117,337        7,481,308         9,194,360
 Public services                                266,955          515,346          554,648         1,339,614
                                             ----------       ----------       ----------       -----------
   Total direct costs                         2,833,666        3,632,683        8,035,956        10,533,974
                                             ----------       ----------       ----------       -----------
Gross Profit                                    251,412        1,220,393          952,611         3,402,494

Operating Expenses:
 General and administrative                     259,429          283,827          945,444           910,073
 Depreciation                                    44,891            9,600          121,932            25,800
                                             ----------       ----------       ----------       -----------
   Total operating expenses                     304,320          293,427        1,067,376           935,873
                                             ----------       ----------       ----------       -----------
Operating Income (Loss)                         (52,908)         926,966         (114,765)        2,466,621

Other Income (Expense):
 Legal settlement                                   -                -           (112,800)              -
 Other income (expense), net                    180,396          109,415          361,430           437,370
                                             ----------       ----------       ----------       -----------
   Total other income (expense)                 180,396          109,415          248,630           437,370
                                             ----------       ----------       ----------       -----------
Income Before Income Taxes                      127,488        1,036,381          133,865         2,903,991

Income Taxes:
 Current income tax expense                       4,231          421,466           11,899         1,133,105
 Deferred income tax expense (benefit)          (11,532)          (2,291)         (48,206)            2,024
                                             ----------       ----------       ----------       -----------
   Total income taxes                            (7,301)         419,175          (36,307)        1,135,129
                                             ----------       ----------       ----------       -----------
Income Before Cumulative Effect
 of a Change in Accounting Principle            134,789          617,206          170,172         1,768,862
Cumulative effect on prior years (October
 31, 2001) of capitalizing lease deposits           -                -            235,800               -
                                             ----------       ----------       ----------       -----------
Net Income                                   $  134,789       $  617,206       $ 405,972        $ 1,768,862
                                             ==========       ==========       ==========       ===========
Earnings Per Share - Basic
 Income before cumulative effect
  of a change in accounting principle        $     0.01       $     0.06       $     0.02       $      0.16
 Cumulative effect of capitalizing lease
  deposits                                          -                -               0.02               -
                                             ----------       ----------       ----------       -----------
 Net income                                  $     0.01       $     0.06       $     0.04       $      0.16
                                             ==========       ==========       ==========       ===========
Earnings Per Share - Fully Diluted
 Income before cumulative effect of
   a change in accounting principle          $     0.01       $     0.06       $     0.02       $      0.16
 Cumulative effect of capitalizing lease
  deposits                                          -                -               0.02               -
                                             ----------       ----------       ----------       -----------
 Net income                                  $     0.01       $     0.06       $     0.04       $      0.16
                                             ==========       ==========       ==========       ===========

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(CONTINUED)
------------------------------------------------------------------------------

                                             Three Months     Three Months     Nine Months       Nine Months
                                              Ended July       Ended July       Ended July       Ended July
                                              31, 2002         31, 2001         31, 2002         31, 2001
                                           --------------    -------------    ------------      ------------
                                            (Unaudited)      (Unaudited)      (Unaudited)       (Unaudited)

Pro Forma Amounts Assuming Lease Deposits had
   been Capitalized Retroactively:
 Net Income                                  $  134,789       $  617,206       $ 405,972       $ 1,768,862
  Earnings Per Share - Basic                 $     0.01       $     0.06       $    0.04       $      0.16
  Earnings Per Share - Fully Diluted         $     0.01       $     0.06       $    0.04       $      0.16

Weighted Average Shares Outstanding:
 Basic                                       11,000,000       11,000,000       11,000,000        11,000,000
 Fully Diluted                               11,209,203       11,000,000       11,209,132        11,000,000


The accompanying footnotes are an integral part of these statements.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------


                                                                           Cumulative
                                                              Additional      Other
                                           Common Stock        Paid In     Comprehensive  Retained
                                     Shares         Amount     Capital       Income       Earnings     Total
                                    --------       --------   ----------   ------------   ---------   -------
Balance, October 31, 2001 (audited) 11,000,000   $ 11,000    $1,590,078   $  22,245     $ 7,968,001 $ 9,591,324

Comprehensive Net Income
 Calculation (unaudited):
   Net income                           -             -           -            -            405,972     405,972

   Other comprehensive income -
    net of tax.  Unrealized holding
    gains (losses) arising during
    the period                          -             -           -        (115,429)          -        (115,429)
                                    ----------   ---------   ----------   -----------    ----------  -----------
Comprehensive Income (unaudited)        -             -           -        (115,429)        405,972     290,543
                                    ----------   ---------   ----------   -----------    ----------  -----------
Balance, July 31, 2002 (unaudited)  11,000,000   $ 11,000    $1,590,078   $ (93,184)    $ 8,373,973 $ 9,881,867
                                    ==========   =========   ==========   ===========    ========== ===========


The accompanying footnotes are an integral part of these statements.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

                                               Three Months    Three Months     Nine Months      Nine Months
                                                Ended July      Ended July       Ended July      Ended July
                                                 31, 2002        31, 2001         31, 2002        31, 2001
                                               (Unaudited)     (Unaudited)      (Unaudited)      (Unaudited)
                                              -------------   -------------     -----------      -----------
Cash Flows from Operating Activities:
 Net income                                    $  134,789     $   617,206     $  405,972       $ 1,768,862
 Adjustments to reconcile net income to net
  cash provided (used) by operating
  activities:
   Reduction of loan to shareholder                   -               -          146,700           250,000
   Realized (gain) loss on marketable
    securities                                    (52,098)        (32,586)       (71,434)         (250,475)
   Deferred tax expense (benefit)                 (11,532)         (2,291)       (48,206)            2,024
   Depreciation and amortization                   44,891           9,600        121,932            25,800
   Allowance for doubtful accounts                    -               -          (50,000)              -
   Accrued interest on loans to stockholder
     and related party                            (44,264)        (29,826)      (135,736)          (84,314)
   Cumulative effect of change in
    accounting principle                              -               -         (235,800)              -
   Changes in assets and liabilities:
    Accounts receivable                          (176,088)       (189,703)       114,432          (313,314)
    Other receivable                              (78,512)        187,031        (78,512)                -
    Inventories                                    49,625         (91,936)       410,233          (234,134)
    Income taxes receivable                           839             -          148,041               -
    Prepaid expense                               299,687         153,585       (143,666)          743,091
    Accounts payable                               31,410        (237,988)        63,491          (172,333)
    Accounts payable - related party              110,680          10,360        414,723           (91,007)
    Accrued expenses                               43,372          54,525        (19,545)         (349,658)
    Refundable deposits                            51,799          (5,105)       (18,345)          (17,140)
    Income tax payable                                -           202,288            -             159,246
                                                ----------      ----------    -----------        ----------
     Total adjustments                            269,809          27,954        618,298          (332,214)
                                                ----------      ----------    -----------        ----------
  Net cash provided by operating activities       404,598         645,160      1,024,270         1,436,648

Cash Flows from Investing Activities:
  Proceeds from sale of marketable securities     400,000         100,000        706,272         1,178,230
  Loan to related party                               -          (500,000)           -          (2,500,000)
  Loan to stockholder                                 -           133,860        252,085           402,944
  Purchase of marketable securities              (393,358)       (796,461)    (1,022,349)         (796,461)
  Construction in progress                            -          (278,808)           -            (926,078)
  Purchase of property, plant, and equipment       (2,465)        (38,813)      (447,465)          (50,396)
                                                ----------      ----------    -----------        ----------
Net cash provided (used) by investing activities    4,177      (1,380,222)      (511,457)       (2,691,761)
                                                ----------      ----------    -----------        ----------
Net Increase (Decrease) in Cash and Cash
 Equivalents                                      408,775        (735,062)       512,813        (1,255,113)

Beginning Cash and Cash Equivalents               630,434       1,131,053        526,396         1,651,104
                                                ----------      ----------    -----------        ----------
Ending Cash and Cash Equivalents               $1,039,209     $   395,991     $1,039,209        $  395,991
                                                ==========      ==========    ===========        ==========

Supplemental Information
------------------------
The Company paid no interest and $7,666 and $12,915 in income taxes during the nine months ended July 31, 2002 and 2001, respectively. Of bonuses declared to an officer of the Company, $146,700 and $250,000 reduced the loan to that officer during the nine months ended July 31, 2002 and 2001, respectively.
The Company sold an engine core during the three months ended July 31, 2002, for $115,029.00 by recognizing a receivable from a related party.

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

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and
Exchange Commission.    In the opinion of management, all adjustments (which
include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes and with the historical information of the Company.

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

An allowance of $50,000 and $100,000 was established for accounts receivable at July 31, 2002 and July 31, 2001, respectively.

Marketable Securities - The Company held marketable equity ($1,174,807) and debt ($1,004,767) securities recorded at aggregate fair market values totaling $2,179,574 at July 31, 2002. These securities are classified as available-for-sale. Gross unrealized gains (losses) were ($149,759) and $73,275 on securities held at July 31, 2002 and 2001, respectively.

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

     Buildings and improvements     10 to 40 Years
     Equipment                       3 to 10 Years
     Furniture and fixtures          3 to 10 Years
     Engine cores                    7 Years

Maintenance, repairs, and renewals which neither materially add to the value of the equipment nor appreciably prolong its life are charged to expense as incurred. No costs were capitalized during the three months ended July 31, 2002 and 2001. Gains and losses on dispositions of equipment are included in net income.

Accumulated depreciation was $272,116 at July 31, 2002.

Impairment of Long Term Assets - The Company reviews all long term assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable through undiscounted future cash flows. If an impairment loss has occurred, such loss is recognized in the Statement of Operations. No such loss has been recognized in the nine months ended July 31, 2002 and 2001.

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

Note 2.     Accounts Receivable

Accounts receivable consists of the following at:

                                                 July 31,        October 31,
                                                  2002             2001
                                             -------------     --------------

       Trade accounts receivable              $    954,382     $    986,971
       Accounts receivable - related party         255,112          221,925
       Allowance for doubtful accounts             (50,000)        (100,000)
                                              -------------     -------------
                                              $  1,159,494     $  1,108,896
                                              =============    ==============

Note 3.     Prepaid Expense

Prepaid expense consists of the following at:

                                                 July 31,        October 31,
                                                  2002             2001
                                               ------------   ---------------

       Prepaid other taxes                    $    144,692    $     130,971
       Aircraft lease deposits                     453,000                -
       Other prepaid expenses and credits          319,087          259,138
                                              ------------    --------------
                                              $    916,779    $     390,109
                                              ============    ==============

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 4.     Property, Plant, and Equipment

Property, plant, and equipment consists of the following at July 31, 2002:


                                Historical    Accumulated    Net Book
                                   Cost       Depreciation     Value
                               -----------   -------------  ----------
Buildings and improvements     $ 1,264,800     $ 43,397     $1,221,403
Equipment                          231,163      129,225        101,938
Furniture and fixtures             183,961       73,970        109,991
Engine cores                       320,000       25,524        351,991
                               -----------    ---------     ----------
                               $ 1,999,924     $272,116     $1,785,323
                               ===========    =========     ==========


Note 5.     Operating Leases

The Company leases real property under operating lease agreements; one expiring October 2002 and the other expiring March 2031. Future minimum lease payments for the years ending October 31 are as follows:

               2002     $     25,685
               2003            9,360
               2004            9,360
               2005            9,360
               2006            9,360
               Thereafter    234,000
                            --------
                         $   297,125
                            ========

Note 6.     Income Taxes

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

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 6.     Income Taxes (Continued)

The provision for income taxes consists of the following:

                                           July 31,      July 31,
                                             2002          2001
                                         -----------  -----------
          Current:
           Federal                        $  28,187   $  942,176
           State                            (16,288)     190,929
                                          ----------   ----------
            Total current                    11,899    1,133,105

          Deferred Expense (Benefit):
           Income tax expense (benefit)     (48,206)       2,024
                                          ----------   ----------
             Total income tax expense     $ (36,307)  $1,135,129
                                          ==========   ==========

The income tax provision reconciled to the tax computed at the federal statutory rate is as follows:

                                                  July 31,      July 31,
                                                   2002           2001
                                               -----------     -----------
    Income taxes at the statutory rate          $  45,514     $  987,357
    Expense and (revenue) adjustments - net       (87,122)        32,774
    State income taxes, net of federal benefit      5,301        114,998
                                               -----------     ----------
          Total income tax provision            $ (36,307)    $1,135,129
                                               ===========     ==========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows at:

                                                  July 31,      July 31,
                                                   2002           2001
                                                ----------    -----------
     Deferred tax assets:
      Allowance for bad debts                    $ 18,980       $ 37,960
      Accrued vacation and sick leave              55,662         40,692
      Unrealized holding losses                    56,849             -
                                                ----------     ---------
          Total deferred assets                   131,491         78,652

     Deferred tax liabilities:
      Unrealized holding gains                         -         (13,611)
      Excess tax depreciation                      (6,770)        (3,778)
                                                ----------     ---------
          Total deferred tax liabilities           (6,770)       (17,389)
                                                ----------     ---------
     Net deferred tax assets                    $ 124,721       $ 61,263
                                                ==========     =========

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 6.     Income Taxes (Continued)

The income tax provision reconciled to the Balance Sheet accounts is as follows at July 31, 2002:


                                                    Federal       State
                                                   --------     --------

     Income tax receivable, October 31, 2001       $335,621    $ 48,704

     Tax payments made during the nine months
      ending July 31, 2002                               -           -

     Refund received during the nine months
      ending July 31, 2002                         (258,094)    (19,576)

     Income tax effect of change in accounting
      principle (see Note 14)                      (124,200)    (23,000)

     Adjustments to prior year tax returns          122,473      27,107

     Current income tax expense                     (16,796)     (3,154)
                                                   --------     -------
     Income tax receivable                         $ 59,004    $ 30,081
                                                   ========     =======

Note 7.     Related Party Transactions

During the three months ended July 31, 2002 and 2001, the Company leased its aircraft from CLB Corporation (CLB) and Mallette Family, LLC, which are owned by an officer and significant stockholder of the Company. The lease terms for aircraft and equipment vary from month to month and approximates $350,000 per month. The Company owed $414,723 in lease payments to related parties at July 31, 2002.

Total lease expenses to related parties for the nine months ended July 31, 2002 and 2001 is detailed below.

                                                   July 31,       July 31,
                                                    2002           2001
                                                  ---------      ----------

                        CLB Corporation          $ 1,674,877     $ 2,415,090
                        Mallette Family, LLC       1,649,602       1,469,210
                                                  -----------     -----------
                                                 $ 3,324,479     $ 3,884,300
                                                  ===========     ===========

Monthly engine overhaul reserves are paid based on actual flying hours during the month.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 7.    Related Party Transactions (Continued)

In June, 2002, the Company sold an engine core to CLB at the sales price of $115,029. The amount of the receivable from CLB is included in accounts receivable on the balance sheet.

Beginning August 1, 2002 lessor has reduced the base lease price on certain Beech 1900 aircraft from $35,000 per month to $27,500 per month.

CLB and Mallette Family, LLC reimburse the Company for certain qualifying repairs paid for or performed by the Company. At July 31, 2002, the Company had a receivable of $140,082 related to these repairs, reported as accounts receivable on the balance sheet.

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

The Company loaned $2,500,000 to Mallette Family, LLC, which is owned by an officer and significant stockholder of the Company. This note bears interest at 6.5 percent, is unsecured, and is due December 2003. Interest accrued to July 31, 2002 was $253,541. The balance on this loan including accrued interest at July 31, 2002 was $2,753,541.

Note 8.     401(k) Profit Sharing Plan

Employees who have been employed at least 3 months may contribute up to 17 percent of their compensation to the Company's 401(k) profit sharing plan. The Company contributes an additional 50 percent of the amount contributed by employees up to a maximum of 3 percent of compensation. Participants are fully vested in employer contributions after two years of service. The Company contributed $36,322 and $28,638 for the nine months ended July 31, 2002 and 2001, respectively.

Note 9.     Stock Option Plan

The Company has granted stock options to qualified employees. The options have a vesting period of two years and expire ten years from the date of issuance. The exercise price ranges from $7.50 to $8.25. The total number of shares granted through July 31, 2002 was 209,915.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 10.     Concentrations

The Company receives the majority of its revenues from contracts with the U.S. Postal Service (USPS). For the nine months ending July 31, 2002 and 2001, the revenues from contracts with the USPS represented 90 and 87 percent of total revenues, respectively. At July 31, 2002, accounts receivable from the USPS totaled $907,263. Although a loss of contracts with the USPS would severely impact the financial position of the Company, the Company's management believes that the relationship with the USPS is excellent and will continue.

The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. As of July 31, 2002, the Company's uninsured cash balances totaled $969,815.

Note 11.     Legal Settlement

The Company settled the suit filed by the U.S. government. The suit was settled for $112,800 which was paid during the three months ended April 30, 2002, and is presented in the Statement of Operations as "Legal Settlement."

Note 12.     Purchase Option

The Company has acquired an option to purchase CLB Corporation. If the option is exercised, the purchase price will be paid for with shares of the Company's common stock. The option is for a period of two years expiring August 2002. The board approved an extension of this purchase option for an additional one year period. This option is contingent on the Company acquiring five Beechcraft 1900 aircraft and on the Company's stock being traded on a recognized exchange at a price in excess of $3.40 per share.

This acquisition, if completed, would be accounted for using the purchase method as prescribed by SFAS No. 141 "Business Combinations."

Note 12.     Purchase Option (continued)

The Company has an additional option to purchase up to five Beechcraft 1900 aircraft from Mallette Family, LLC. The purchase price for these aircraft will be their fair market value at the time of purchase. The option is for the period that Mallette Family, LLC's loan is outstanding. This loan is due in December 2003.

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

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 deals with debt extinguishment and amends the accounting for such transactions in some cases. SFAS 145 is effective for fiscal years beginning after May 15, 2002.

The application of these pronouncements is not expected to have a material impact on the Company's financial statements.

Note 14.     Change in Accounting Principle

The Company determined that a portion of the lease payments paid to related parties (CLB Corporation and Mallette Family, LLC) represents the last month's lease payment on aircraft leased from these related parties. As such, these amounts should be recognized as a prepaid expense. The total lease deposits paid at July 31, 2002 was $453,000. The following schedule reflects when these lease deposits were made:

          Three months ended January 31, 2002      $    70,000
          Year Ended October 31, 2001                   35,000
          Year Ended October 31, 2000                  214,000
          Prior to November 1, 1999                    144,000
                                                   ------------
                                                   $   453,000
                                                   ============

The $383,000 of lease deposits paid in prior periods has been reduced by the tax effect of $147,200. As a result of this change, the Company recognized an increase in net income of $235,800 for the nine months ended July 31, 2002 in recognition of the amount of lease deposits paid in prior periods.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 15.     Other Receivable

The Company was awarded $78,512 from the U.S. government under the Air Transportation Safety and System Stabilization Act. This amount has been reported as a component of "Other income (expense), net" on the Statement of Operations and was received subsequent to July 31, 2002.

Note 16.     Subsequent Event

In addition to the options mentioned in Note 12, the Company acquired an option to purchase five additional Beechcraft 1900 aircraft from Mallette Family, LLC, a related party. The option agreement calls for a purchase price of $4,440,000 with a non-refundable deposit of $1,350,000. The purchase price of the aircraft from Mallette Family, LLC is the acquisition cost of the aircraft paid by Mallette Family, LLC. The non-refundable deposit shall be applied to the purchase price of the aircraft upon exercise of the option.
The full performance of the option is secured by a security interest in two of the aircraft included in the option. The security interest in these aircraft is a first lien position. Should Alpine fail to exercise the option to acquire all five of the aircraft, Mallette Family, LLC shall immediately, at the end of the option exercise period convey all title possession and ownership in two of the aircraft to Alpine. The date of exercise of the option shall be August 1, 2003 with a 15-day period following that date for closing. The Company paid the deposit amount subsequent to July 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     Alpine Air Express, Inc., a Delaware corporation, is engaged in the air cargo business through its wholly owned subsidiary Alpine Aviation, Inc., a Utah Corporation. Throughout most of the 1990's, we have focused more and more on hauling mail for the Postal Service because of their favorable contracts, routes and payment practices. As a result of this focus, approximately 90% of Alpine's revenues now come from the Postal Service. This revenue base has positioned us to be able to expand Alpine's fleet and seek additional revenue sources. We have now increased our fleet by six Beechcraft 1900s and are seeking new contracts with not only the Postal Service but with integrated carriers such as UPS and FedEx, as well as with freight forwarders.

     Alpine currently has 13 routes covering 14 western cities in 4 states. Alpine's delivery time commitment on U.S. mail and other cargo ranges from one to four hours. Alpine has consistently garnered awards from the U.S. Postal Service for timeliness ranking in the top 10% of all contract carriers for the Postal Service. Alpine services its routes with 23 aircraft, which are smaller turbo-prop aircraft. Currently, the largest aircraft in our fleet are Beechcraft 1900's with the majority of our aircraft Beechcraft 99's. We lease all of our aircraft.

Liquidity and Capital Resources
-------------------------------

     The overall market conditions for air cargo have been slow over the last several quarters. Cargo volume for the U.S. Postal Service, our major customer, has been down by 20% for priority and approximately 8% for first class mail. This reduction in volume is believed to be due in part to the first class stamp cost increase of June 30, 2002. It is expected that mail volumes will increase as the public becomes accustomed to the new price. Even with the slowed demand, we have been fortunate and continued to be profitable. As we have succeeded in maintaining a stable earnings pattern, even in light of outside changes, we continue to be comfortable with future growth strategies. With our new facility and the addition of six Beechcraft 1900s now in place, we have prepared ourselves to take on additional, longer routes as well potentially broaden our customer base beyond the Postal Service. With the two new routes begun in May, we have realized a portion of this looked for growth. We are now actively seeking and reviewing new business opportunities which we feel will further enhance Alpine's growth potentials.

     With the completion of this first phase in our expansion activity, management has evaluated its current financial position and the current market conditions. During the second quarter management was able to reduce expenses as a percentage of revenue and has remained profitable during the continued recession of its third quarter. Management has begun the process of adding additional cargo capacity in addition to seeking new business. Our lessor has now acquired additional aircraft and has indicated its willingness to lease the new aircraft to Alpine in the future, as our cargo hauling capacity requires. All of our aircraft are leased from entities controlled by our CEO,

Eugene Mallette. Mr. Mallette's willingness to assume the financial responsibility for these aircraft has been crucial in our ability to expand capacity without incurring the related debt obligations until the aircraft are needed. Currently, we only make lease payments for those aircraft actively used in our flight operation.

     In addition to the current leasing arrangements, we have acquired three purchase options from entities controlled by Mr. Mallette, for various aircraft. These options will allow us to bring the aircraft under our ownership as our business expands.

     One of the reasons we have decided to continue Alpine's expansion efforts is our current financial situation. For the quarter ended July 31, 2002, we had a working capital surplus of $5,407,288 with current assets of $6,297,848 compared with current liabilities of $890,560. Our working capital position has steadily increased over the past several months as we had a working capital surplus of $5,071,040 on October 31, 2001, and $5,279,912 on April 30, 2002. Our working capital position was helped by an increase in prepaid expenses, which increased to $916,779 on July 31, 2002, from $390,109 on October 31, 2001. Part of this increase is the result of approximately $453,000 in prepaid lease expenses on our aircraft and $154,641 in annual aircraft insurance. Besides current liabilities, total other liabilities were only $6,770.

     Overall our asset base has increased to $10,779,197 at July 31, 2002, compared with $10,058,947 on October 31, 2001, our last fiscal year end. Our overall asset base partially increased as property plant and equipment increased by $210,502. This reflects a change in accounting policy to capitalize spare engines, which were previously listed in inventory. Property Plant and Equipment was further reduced by $125,000, the cost of one of its spare engines, which was sold to CLB Corporation. Current assets also increased to $6,297,848 with increases in cash and accounts receivable. Our current obligations increased to $890,560 on July 31, 2002, from $659,144 on April 30, 2002. This is due partially to an increase in aircraft lease costs as we put two additional Beech 1900 aircraft to work on new routes. It is also due, in part, to an increase in un-earned income from our First Officer training program. Revenue in this program is recognized over the period of training, while tuition payments are received at the beginning of the training program. Overall we expect future liquidity to remain stable and become the basis for controlled growth, reducing the need for excessive debt during our next growth phase.

     In an effort to investigate new opportunities to pursue, we have formed a subsidiary corporation in Chile. This corporation has been investigating business opportunities in Chile and has made application to allow the subsidiary to operate as a cargo air carrier in Chile. To date, we have not begun any operations in Chile outside of obtaining the necessary business licenses and permits and contacting potential customers. We are hopeful, however, that in September or October 2002 we will start flying in Chile. Until operations commence and revenues start to be received, there is no certainty that this endeavor will be successful or continue. We anticipate if operations are commenced in Chile that we will allocate approximately $750,000 to the Chilean subsidiary over the next twelve months. We also intend to acquire an aircraft for spare parts for any Chilean operations. We anticipate the cost of this salvage aircraft will be approximately $250,000.

     In anticipation of other opportunities and recognizing the current market for aircrafts is depressed, we have entered into a purchase option with Mallette Family, LLC, an entity controlled by Eugene Mallette, our CEO. This option makes a total of three options to purchase aircraft controlled by Eugene Mallette's entities. This option was entered to allow Mallette Family, LLC to purchase five additional Beechcraft 1900 aircraft which we are hoping to be able to use if we are able to expand our operations. Under the terms of the option, we have until August 1, 2003, to exercise our right to acquire all 5 Beechcraft 1900 aircraft. At the signing of the option, we paid $1,350,000 to Mallette Family, LLC for the option. If we chose not to exercise our option, the initial payment of $1,350,000 will be applied to the purchase of two of the Beechcraft 1900s and they will become ours without any additional payments. The two Beechcraft 1900s act as security on the irrevocable option. The purchase price of the aircraft will be the same price paid by Mallette Family, LLC.

Results of Operations
---------------------

     Revenue for the quarter ended July 31, 2002, was up slightly as compared to the prior two periods. While the effects of reduced volume from the U.S. Postal Service is still being felt, we were pleased to see an overall increase in revenues, due in part to two new routes. Revenue for the quarter ended July 31, 2002, was $3,085,078, which was down from $4,853,076 for the quarter ended July 31, 2001. Although we have not yet obtained the increased routes and capacity needed to match our 2001 revenues, and despite previous hopes that we had seen the worst of the recession, we have been encouraged by our ability to maintain low operating costs as a percent of revenue. Management has dealt with the current economic conditions and allowed the expansion into new geographical areas while maintaining profitability.

     Our revenue from cargo operations was $2,780,378 for the quarter ended July 31, 2002, which was an increase of $185,452 from the prior quarter. This is the result of $341,426 in revenues from two new routes and a net decrease of $155,964 from our existing routes, due to their reduced capacity. As is typical with new routes, they have taken time to build. The new routes are now performing well, and we anticipate will be even more profitable in the future. As a result of reduced cargo loads in some areas beginning August 2002, Alpine has eliminated three routes. Each of the routes eliminated had experienced cargo loads below the breakeven point and we felt the termination of the routes was necessary to preserve profitability.

     Public Services remain down from the same quarter last year due to the completion of the aircraft retrofitting projects of 2001 performed on behalf of our aircraft lessor to retrofit the 1900s. Management has been investigating the possibility of accepting additional retrofitting projects and will act on such opportunities as they become available and fit our growth plans. The loss of retrofitting projects resulted in a reduction of approximately $266,000 in revenue for the third quarter 2002 over the same quarter in 2001.

     While working to maintain the economies of scale reached by having reduced the cost of operations during the second quarter, we have begun to gear up our maintenance facility to be ready to take on additional projects. We have also provided capital to our Chilean subsidiary, approximately $40,000, in investigating opportunities in Chile. We have been retrofitting several aircraft that would be needed if we commenced operations in Chile.

     Our general and administrative expense decreased to $259,429 for the quarter ended July 31, 2002, as compared to $283,827 for the quarter ended July 31, 2001. As a percentage of revenue, at 8.4% of revenue, general and administrative costs may seem still high from the 6.5% of revenue level of 2001. This is due in part to the fixed nature of many general and administrative expenses. We are confident that, as our plans for growth come into play, General and Administrative costs as a percentage of revenue will decline. We feel management continues to operate efficiently from a general and administrative standpoint.

     Although net income before taxes was $127,488 for the quarter ended July 31, 2002, as compared to $1,036,381 for the quarter ended July 31, 2001, we are optimistic for the future. During a time of route reductions and lowered cargo volume, Alpine has been able to continue with its growth plans unaided by outside funding. We have accomplished this and still shown a profit.

ITEM 3.    CONTROLS AND PROCEDURES

     a) Evaluation of Disclosure controls and procedures.
        -------------------------------------------------

     Alpine's principal executive officers, including principal accounting officers have reviewed the disclosure controls and procedures (as defined in section 240.13a-14(c) and 240.15d-14(c)) in place to assure the effectiveness of such controls and procedures. This reviews occurred on August 13, 2002. Based on this review, the principal executive officers and accounting officers believe Alpine's disclosure controls and procedures are adequate.

     b) Changes in Internal Controls.
        -----------------------------

     There were no significant changes in Alpine's internal controls, or other factors, that could significantly affect Alpine's controls subsequent to the date of the evaluations performed by the executive officers of Alpine. No deficiencies or material weaknesses were found that would require corrective action.

                       PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     During the quarter ending April 30, 2002, Alpine settled its only litigation matter by paying $112,800.

ITEM 2.  CHANGES IN SECURITIES

            None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

ITEM 5.  OTHER INFORMATION

            None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)     Exhibits:

Item 4      Instruments Defining the Rights of Security Holders
-------     ---------------------------------------------------
 4.01           4       Specimen Stock Certificate     Incorporated
                                                        by reference*

10.01          10       Option with Mallette Family
                         LLC-August 2002               This Filing

99.01          99       Certification Pursuant to 906  This Filing

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

                                   Alpine Air Express, Inc.


Dated: September 12, 2002         By:     /s/
                                      --------------------------------------
                                      Eugene Mallette, Chief Executive Officer



Dated: September 12, 2002          By:   /s/
                                      --------------------------------------
                                      Leslie Hill, Chief Financial Officer and
                                      Principal Accounting Officer

                            CERTIFICATION

I, Eugene Mallette, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Alpine Air Express, Inc.

2. Base on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report(the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors ( or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls' and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 12, 2002

By:   /s/
   ---------------------------------
   Eugene Mallette
   (Chief Executive Officer)


I, Leslie Hill, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Alpine Air Express, Inc.

2. Base on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report(the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors ( or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls' and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 12, 2002

By:   /s/
   --------------------------------
   Leslie Hill
   (Chief Financial Officer)