Form 10KSB
period 2002-10-31
ALPINE AIR EXPRESS INC/DE
filed 2003-02-13
CIK 1092807

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB
(Mark One)

  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

     For the fiscal year ended October 31, 2002
                               ----------------

  [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

        For the transition period from ________ to __________

                     Commission File Number 000-27011
                                            ---------

                          Alpine Air Express, Inc.
                          ------------------------
              (Name of small business issuer in its charter)

        Delaware                                          33-0619518
        --------                                          ----------
(State or other jurisdiction of                   (I.R.S. Employer I.D. No.)
incorporation or organization)

   1177 Alpine Air Way, Provo, Utah                           84601
   --------------------------------                           -----
(Address of principal executive offices)                    (Zip Code)

                    Issuer's telephone number: (801) 373-1508
                                               --------------

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                 Name of each exchange on which registered

        None                                             N/A
        ----                                             ---

Securities registered under Section 12(g) of the Exchange Act:

                              Common Stock
                              ------------
                             (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes [X]  No [ ]  (2)  Yes [X]  No  [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.    [ ]

     State issuer's revenues for its most recent fiscal year: $12,381,839
                                                              -----------
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $4,679,067 as of February 5, 2003.

    (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                Not applicable.
                                ---------------

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 5, 2003, the Registrant had 11,000,000 shares of common stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933:  None.

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No
[X]

                                    PART I

                      ITEM 1. DESCRIPTION OF BUSINESS

Background
----------

     Alpine Air Express, Inc., a Delaware corporation ("Alpine Air"), is engaged in the air cargo business through its wholly owned subsidiary, Alpine Aviation, Inc., a Utah corporation ("Alpine Aviation"). Alpine Aviation was organized on October 7, 1975, in the state of Utah. Alpine Aviation has been operated by the same management since 1986. Alpine Aviation is an air cargo operator, transporting mail packages and other time-sensitive cargo between 14 cities in the western portion of the United States. Alpine Aviation began its operations in the 1970's with the intent of being a regional charter and cargo carrier. After present management acquired control in 1986, Alpine Aviation began to focus less on the charter or passenger services and more on the cargo aspects of the airline industry. Throughout most of the 1990's, Alpine Aviation has focused more and more on hauling mail for the United States Postal Service because of their favorable contracts, routes and payment practices. As a result of this focus, approximately 86% of Alpine Aviation's revenues now come from the Postal Service.

     Alpine Air was formed in April, 1994, under the name "Riverside Ventures, Inc." Prior to its acquisition of Alpine Aviation in June, 2000, Alpine Air had no business operations and was actively looking for a business with which to merge or acquire in an effort to create an operation that would provide value to our shareholders.

     On June 12, 2000, Alpine Air, under its former name, entered into an agreement and plan of reorganization with Alpine Aviation, pursuant to which Alpine Air acquired all of the outstanding shares of Alpine Aviation.
Pursuant to the terms of the reorganization, Alpine Air issued 9,895,000 shares of its common stock to the stockholders of Alpine Aviation in exchange for all of the issued and outstanding shares of Alpine Aviation. As a result of the reorganization, Alpine Aviation became a wholly owned subsidiary of Alpine Air. At the time of the reorganization, Alpine Air had 1,000,000 shares of common stock outstanding. Following the reorganization, Alpine Air had 10,895,000 shares outstanding, which was composed of the 1,000,000 shares outstanding prior to the issuance of shares for Alpine Aviation and the 9,895,000 newly issued shares to the Alpine Aviation stockholders. Alpine Air subsequently issued an additional 105,000 shares, bringing the total outstanding shares to 11,000,000. As a result of the reorganization, the management of Alpine Aviation assumed control over Riverside Ventures and changed the company's name from "Riverside Ventures, Inc." to the current name of "Alpine Air Express, Inc." The reorganization has been treated as a "reverse merger," with Alpine Aviation as the surviving entity for accounting purposes and Alpine Air the surviving entity for corporate purposes.

    In May, 2002, Alpine Air formed a 90%-owned subsidiary known as Alpine Air Chile S.A. (Chile), which is headquartered in Santiago, Chile. This subsidiary began operations after the end of our 2002 fiscal year. In addition, we have begun discussions with major air carriers in Chile and Argentina in an effort to increase our volume of short-haul air cargo services in those countries. These types of services are not generally cost effective for larger regional carriers.

Routes and Delivery
-------------------

     Alpine Air Chile currently uses three Beechcraft 1900-C cargo aircraft to provide five day air cargo service along two established routes in Chile.

     Alpine Aviation currently has 13 routes covering 14 western cities in four states. Most routes are flown every day and some multiple times per day. In fiscal 2002, Alpine transported 7,058 tons of cargo. The largest component of Alpine's cargo mix is U.S. mail, which accounted for approximately 86% of our fiscal 2002 revenue. Alpine Aviation has consistently garnered awards from the U.S. Postal service for timeliness ranking in the top 10% for on time performance among contract carriers for the Postal Service. The Postal Service delivers and picks up all cargo we carry at the aircraft, unless separate arrangements have been made. The Post Office delivery and pick up at aircraft side enables us to reduce our costs.

     Collectively, Alpine Aviation and Alpine Air Chile lease 22 aircraft on two national certificates. All of these aircraft are smaller turbo-prop aircraft. Currently, the largest aircraft in our fleet are six Beechcraft 1900, which hold 5,400 pounds of cargo. The majority of our aircraft are Beechcraft 99, which hold 3,400 pounds of cargo. All of our aircraft are leased from CLB Corporation and Mallette Family, LLC. Both companies are controlled by Eugene Mallette, our CEO and largest stockholder.

Expansion Strategy
------------------

     To capitalize on current economies of scale and to prepare for future growth, Alpine Aviation has entered into three separate purchase options for its current fleet as well as additional Beechcraft 1900's.

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

     The terms of our lease with CLB Corporation are based on a lease rate of $11,500 per month for our Beechcraft 99; $12,500 per month for our Beechcraft 99-C; and $50 per flying hour for engine reserves. The terms of our lease with Mallette Family, LLC, are based on a lease rate of $12,500 per month for our Beechcraft 99-C; $50 per flying hour for engine reserves; and $22,500 per month for our Beechcraft 1900 aircraft plus $100 per hour for engine reserves. We are also responsible for costs associated with the normal maintenance on the aircraft, fuel, oil, hangar, landing fees and insurance.

     Alpine has received an option to purchase CLB Corporation, which owns 14 of our Beechcraft 99 aircraft. Under the terms of the option, Alpine can acquire CLB Corporation for shares of its common stock with each share assigned a $3.40 value. The purchase price of CLB is currently set at $17,000,000, subject to final agreement of the parties. Since CLB Corporation is controlled by Mr. Mallette any purchase would be recorded on a historic or predecessor cost basis so that Alpine would not be able to record the appreciation in the aircraft since Mr. Mallette originally acquired them. The option to acquire CLB Corporation was initially for a period of two years. It has been extended for an additional year, expiring August 2003. This option cannot be exercised unless shares of Alpine's common stock are trading at a price in excess of $3.40 and Alpine has already acquired the five Beechcraft 1900's owned by Mallette Family, LLC.

     Alpine has obtained an option to acquire five Beechcraft 1900's owned by Mallette Family, LLC. The option term is for the length of time Mallette Family, LLC owes Alpine funds under a $2,500,000 loan, which is due and payable on December 28, 2003, unless repaid sooner. The option price is the fair market value of the aircraft on the date of purchase by Alpine. Since these aircraft would be acquired from a related party, Alpine would only record the cost of the aircraft to Mallette Family, LLC.

     Alpine has also obtained an option from Mallette Family, LLC to acquire five additional Beechcraft 1900's. The term of this option is one year, expiring August 1, 2003. In consideration for this option, Alpine paid $1,350,000 as a non-refundable deposit. This option, if not exercised, assigns two Beechcraft 1900 aircraft to Alpine at the end of the option term. The total purchase price for the five aircraft is $4,440,000, which is the price paid for the aircraft by Mallette Family, LLC. Since these aircraft would be acquired from a related party, Alpine would only record the original cost of the aircraft to Mallette Family, LLC.

     Alpine is also seeking potential acquisitions in the western portion of the United States which would add aircraft, additional contracts and additional maintenance facilities at a location which would be able to serve our routes. Presently, Alpine does not have any agreements to acquire any other cargo companies. So far, no talks have evolved past the early development stages.

     The United States Postal Service has been examining potential cost-cutting measures to help it cope with reduced mail volume. It is currently opening its contracts for bid and we are confident that we will be able to secure routes under this procedure. The Postal Service may also begin requiring its contract air carriers to install additional equipment, including scanning equipment to track mail. As of the date of this Annual Report, no final decisions have been made on these issues and we can not predict what effect, if any, these measures may have on our operations. However, since approximately 86% of our revenues are derived from the Postal Service, we expect that their effect may be significant.

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

Employees
---------

     The Company has 68 employees, 43 of which are full time, including nine in administration and 41 in flight operations, which includes 18 pilots. No employees belong to any labor union or have employment contracts.

                     ITEM 2. DESCRIPTION OF PROPERTIES

     Alpine Air is headquartered in its owned facility located in Provo, Utah. This facility is on leased property at the Provo Municipal Airport. The lease has a term of 30 years, and will expire in 2030. We also have two five-year options to extend the lease. Alpine currently pays a monthly rent of approximately $800. The rental amount is to be adjusted every two years based on changes in the consumer price index. Our hangar consists of approximately 25,000 square feet with attached corporate offices. The hangar and offices have been paid for at a cost of approximately $1,200,000. We also rent a quonset in South Dakota for a rent of approximately $426 per month.

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

                        ITEM 3. LEGAL PROCEEDINGS

     On December 20, 2002, Alpine Air, Alpine Aviation, Eugene Mallette (our
CEO), and Kenneth D. Holliday (a director of Alpine Air), were named as defendants in Case No. 2002CV63156, filed in the Superior Court of Fulton County, State of Georgia, by North South Airways, Inc., a Georgia corporation ("North South"). The lawsuit alleges that Mr. Holliday breached his duty to North South by supplying confidential information to Alpine Air and its subsidiaries in breach of his obligations to North South. The complaint also alleges that Alpine Air and Mr. Mallette misappropriated this information and seeks damages in the amount of $2 million per defendant. The defendants were served with the summons and complaint in this matter on December 26, 2002. All defendants are vigorously disputing each claim.

     This lawsuit was disclosed in a Current Report on Form 8-K, dated December 27, 2002, which we filed with the Securities and Exchange Commission on January 2, 2003, and which is incorporated herein by reference. See Part III, Item 13 of this Annual Report.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of stockholders of Alpine during the fourth quarter of the fiscal year ended October 31, 2002.

                                PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Alpine's common stock is quoted on the National Association of Securities Dealers Electronic Bulletin Board under the symbol "ALPE." Set forth below are the high and low closing bid prices for Alpine's Common Stock for each quarter since trading began in August, 2001. These bid prices were obtained from Pink Sheets, LLC, formerly known as the "National Quotation Bureau, LLC," All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Quarter Ended                 High Bid          Low Bid
-------------                 --------          -------

October 31, 2001                $8.50             $7.00

January 31, 2002                $8.35             $8.00

April 30, 2002                  $8.25             $6.15

July 31, 2002                   $5.60             $2.85

October 31, 2002                $3.40             $2.75

     We can not guarantee that the present market for our common stock will continue or be maintained, and the resale of "unregistered" and "restricted" shares pursuant to Rule 144 of the Securities and Exchange Commission may substantially reduce the market price of our common stock.

Holders.
--------

     As of February 5, 2003, there were 11,000,000 shares of common stock outstanding held by approximately 522 active holders of record, including broker-dealers and clearing corporations holding shares on behalf of their customers, as reported by the Company's transfer agent. This figure does not include an indeterminate number of stockholders who may hold their shares in street name.

Dividends.
----------

     Since its inception, Alpine has paid no dividends on its common stock, and we do not anticipate that we will pay any dividends in the foreseeable future.

Recent Sales of Unregistered Securities.
----------------------------------------

     Alpine has not sold any equity securities during the period covered by this Annual Report that were not registered under the Securities Act of 1933, as amended (the "Securities Act.")


     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General
-------

     As was the result for most air cargo companies during the past couple of years, we have seen reduced cargo volume. Although revenue was off slightly in 2001, last year was the first year since the early 1990s we had significant decreases in revenue. Revenue was primarily hurt by the Postal Service, our largest customer, struggling with reduced volume. The reduced volume of air cargo was not only felt by the Postal Service but by larger integrated carriers such as UPS and FedEx. This resulted in only marginal work coming from integrated carriers during 2002.

     As the economy improves, we anticipate that air cargo volume will increase. We continue to attempt to diversify our customer base, reducing our reliance on the Postal Service. The reduction of air cargo volume has created challenges for all air cargo carriers.

     The upcoming year will be very important in determining our future direction. The Postal Service, which provides the bulk of our revenue, is in the process of reevaluating its air cargo business. This evaluation is focused, in part, on ways the Postal Service can be more efficient and save money. Although no definitive decisions have been made by the Postal Service, they appear to be in the process of rebidding routes. This may require us to submit new bids on all of our Postal Service Routes. Currently, we fly 13 routes for the Postal Service in four states. The loss of these routes would have material adverse consequences on our business.

     In addition to rebidding some routes, the Postal Service is exploring requiring scanning equipment be installed by all air carriers to better track the mail. This would be an expensive proposition and could initially reduce future profitability and require additional personnel. The Postal Service has recently established a bidding process for routes and Alpine is endeavoring to maintain our current route structure and expand our routes even if additional equipment is required. Until the final decisions are made by the Postal Service, uncertainty will surround our future revenue and the Company as a whole.

     With so much uncertainty surrounding the Postal Service, we continue to search out additional sources of revenue. To this effect, we expanded our operation by setting up a majority owned subsidiary in the Republic of Chile. These efforts are in the initial phases of development, and uncertainties still surround whether we will see significant revenue from this source.

Plan of Operation
-----------------

     Until the Postal Service confirms its new bidding structure and Alpine's route assignments, we intend to maintain our current expansion strategy. We believe the Postal Service will soon formalize its direction. Once this occurs, we will look to be ready to handle any possibilities which we can foresee.

     Our management team is focusing on marketing air cargo services to integrated carriers and freight forwarders. Initially, with the current state of the economy, we do not expect much in the way of revenue from these sources. We are hopeful that as the economy rebounds and air cargo increases our ability to be responsive, particularly to smaller companies, will allow us to generate new revenue sources.

     One possible direction we may take is to purchase more of our aircraft instead of leasing. Currently, we lease our aircraft from entities controlled by our CEO and largest stockholder, Eugene Mallette. Leasing aircraft, in the past, has been beneficial and provided needed flexibility. Management now feels the shareholders may receive more value by having a better lease/ownership balance. To this end, we have acquired three purchase options from our lessors, which we believe will allow us to tailor our strategy to our circumstances. At a minimum, we will receive two Beechcraft 1900s which we paid for as part of one of our options. The decision to acquire any additional aircraft will depend on our needs as we look to the future.

     With the focus on diversifying our operations, Bill Distefano has resigned as President and Director and will assume the role of General Manager of Alpine Aviation. This will allow Mr. Distefano to focus on daily operations in the U.S. and Chile. Eventually, we will try to replace Mr. Distefano with a President who will focus on the marketing and financing side. For now, we feel comfortable with our CEO, Eugene Mallette, handling the duties of President until a replacement can be found.

Liquidity and Capital Resources
-------------------------------

October 31, 2002 and 2001
-------------------------

     Although revenue has decreased from prior years, we still have a relatively strong working capital position of $3,432,993. Working capital on October 31, 2001, was $4,914,007. The reduction in working capital was the result of less revenue and our expansion into Chile which required we incur capital expenditures and cost associated with hiring and training additional management and flight personnel. Working capital was also reduced by $1,350,000 which was used as a deposit on the purchase of two Beechcraft aircraft.

     Even with the potential requirements to purchase additional equipment for Postal Service contracts, we feel confident that our working capital position will allow us to ride out the current economic and geopolitical situation. We are hopeful, our revenue should start to stabilize as the economy improves.

     We intend to focus on maintaining current operations and focus on cost cutting to allow us to maintain our current levels of working capital. Even with decreased revenue our U.S. operation was still able to produce a profit for the year. The profit from our US operation helped offset the initial losses to start Chile. Now with Chile operational we are hoping to start receiving contracts which will make it self supporting.

     Until Alpine Aviation receives the Postal Service's final decision on routes and pricing, we intend to continue our capital expenditure strategy, while remaining flexible with respect to our growth strategies. We have recently renegotiated our aircraft leasing contracts with the lessors. We expect to realize a bottom line benefit as a result of the reduced costs from these new leasing contracts.

     During the 2002 fiscal year, we transferred assets to help set up our Chile operation. Overall, the Chile subsidiary holds approximately $625,000 in assets. This compares with total assets for our U.S. operations of $9,960,000. Chile operates with only three leased Beechcraft 1900s. An additional Beechcraft 1900 is being held by the lessor for expansion needs as they arise.

Results of Operation
--------------------

October 31, 2002 and 2001
-------------------------

     Revenue for the year ending October 31, 2002, was $12,381,839 which was a substantial decrease from 2001 results of $17,438,985. This reduction in revenue was the result of decreased air cargo volume and the loss of some Postal Service routes. In general, the lost routes were not profitable for Alpine Aviation.

     Revenue from air cargo was $10,656,973, which was down $4,542,862 from 2001. This decrease was primarily the result of reduced mail volume. In addition to less revenue from air cargo, our public service revenue was down to $1,724,866 from $2,239,150 in 2001. This reduction in public service revenue reflects a decrease in our retrofitting aircraft projects for the lessor and our First Officer training program.

     We were able to reduce our direct costs by $2,894,196 from 2001 fiscal year. This was the result of less flying and termination of marginal or unprofitable routes. Because of the fixed cost requirements of our operation, we were limited somewhat in being able to reduce direct cost to corresponds with our reduction in revenue. There was also some delay in our ability to reduce costs as we analyzed our route system to evaluate which routes were going to remain marginal or unprofitable for a long period of time and needed to be terminated. Once our cost cutting procedures were instituted, our revenue from operations was returned to a positive position.

     Operating expenses increased as a result of several factors. Alpine Air Chile incurred operational expense of $243,238 as we set up our base in Chile. Depreciation costs rose by $106,000 as Alpine Air experienced its first full year in its new building. As a result of our becoming a publicly held entity, our professional fees rose by $172,000. These changes resulted in operating expenses increasing to $1,701,463 from $1,193,082 in 2001. Alpine recognizes that the majority of these costs resulted from the recruitment and training of its Chilean management, mechanical and flight personnel for Chile. Since Chile did not start operations until late October 2002, there was no revenue for the year to offset its increased cost. As a result of these changes, we had an operating loss of $309,981 for the 2002 fiscal year as opposed to an operating profit of $2,361,350 for 2001.


                     ITEM 7.  FINANCIAL STATEMENTS

                  ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

                CONSOLIDATED FINANCIAL STATEMENTS AND REPORT
                 OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                           OCTOBER 31, 2002 AND 2001

                               C O N T E N T S

                                                                       Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                        1

CONSOLIDATED FINANCIAL STATEMENTS

     BALANCE SHEETS                                                       3

     STATEMENTS OF INCOME                                                 4

     STATEMENTS OF STOCKHOLDERS' EQUITY                                   5

     STATEMENTS OF CASH FLOWS                                             6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                8

                            REPORT OF INDEPENDENT
                         CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
Alpine Air Express, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of Alpine Air Express, Inc. (a Delaware corporation) and Subsidiaries as of October 31, 2002, and the related statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alpine Air Express, Inc. and Subsidiaries as of October 31, 2002, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


                                                 /s/ Grant Thornton LLP

Provo, Utah
December 20, 2002

Squire & Company, PC
Certified Public Accountants and Business Consultants
1329 South 800 East, Orem, Utah 84097-7700
Phone (801) 225-6900    Fax (801) 226-7739


                      INDEPENDENT AUDITOR'S REPORT


The Stockholders and Board of Directors
Alpine Air Express, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheets of Alpine Air Express, Inc. and subsidiary as of October 31, 2001 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alpine Air Express, Inc. and subsidiary as of October 31, 2001 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note B to the consolidated financial statements, the consolidated balance sheet as of October 31, 2001 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended have been restated.

/s/ Squire & Company, PC

Squire and Company, PC
Orem, Utah
November 21, 2001 except as to Note B which is as of February 12, 2003

                      CONSOLIDATED FINANCIAL STATEMENTS


                  Alpine Air Express, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                                 October 31,

                                   ASSETS

                                                        2002        2001
                                                                 (Restated)
CURRENT ASSETS
Cash and cash equivalents                        $     494,517  $     526,396

Marketable securities (Note C)                         855,402      1,922,747

Trade accounts receivable, net (Note D)                688,087        886,971

Accounts receivable-related parties (Note I)           571,489        221,925

Receivable from minority stockholders (Note J)          24,570             -

Income taxes receivable                                 61,460        384,325

Prepaid expenses (Note E)                              358,358        408,187

Inventories (Note F)                                 1,090,659      1,113,927

Deferred tax asset (Note M)                            112,543             -

Total current assets                                 4,257,085      5,464,478

PROPERTY AND EQUIPMENT, NET (Note G)                 1,868,233      1,517,306

DEPOSITS (Notes B)                                     311,500        383,000

DEPOSIT ON AIRCRAFT PURCHASE OPTION (Note I)         1,350,000             -

RECEIVABLE FROM RELATED PARTIES (Note I)             2,798,529      3,016,589

                                                 $  10,585,347  $  10,381,373


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Trade accounts payable                          $     225,516  $     158,847

 Accounts payable - related parties (Note I)           325,425             -

 Accrued expenses                                      231,903        233,822

 Refundable deposits                                    41,248         75,643

 Deferred tax liability (Note M)                            -          82,159

 Total current liabilities                             824,092        550,471

DEFERRED INCOME TAXES (Note M)                           6,002          3,778

COMMITMENTS AND CONTINGENCIES
 (Notes H, I, K, O and P)                                   -              -

MINORITY INTEREST (Note J)                                  -              -

STOCKHOLDERS' EQUITY (Notes B, C, K and L)

 Preferred stock, $.001 par value.  Authorized
 1,000,000 shares, none issued or outstanding               -              -

 Common stock, $.001 par value, 20,000,000 shares
  authorized, 11,000,000 shares issued and
  outstanding                                           11,000         11,000

 Additional paid-in capital                          1,590,078      1,590,078

 Accumulated other comprehensive income (loss)         (67,975)        22,245

 Retained earnings                                   8,222,150      8,203,801

Total stockholders' equity                           9,755,253      9,827,124

                                                 $  10,585,347  $  10,381,373


The accompanying notes are an integral part of these financial statements.


                  Alpine Air Express, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF INCOME

                          Year ended October 31,


                                                        2002        2001
                                                                 (Restated)

Operating revenues

 Operations (Notes N and O)                      $ 10,656,973   $  15,199,835

 Public services                                    1,724,866       2,239,150

    Total operating revenues                       12,381,839      17,438,985

Direct costs

 Operations                                         9,841,038      12,051,843

 Public services                                    1,149,319       1,832,710

 Total direct costs                                10,990,357      13,884,553

   Gross profit                                     1,391,482       3,554,432

Operating expenses

 General and administrative                         1,539,255       1,137,070

 Depreciation                                         162,208          56,012

    Total operating expenses                        1,701,463       1,193,082

Operating income (loss)                              (309,981)      2,361,350

Other income (expense)

 Interest                                             209,137         241,115

 Federal compensation for September 11, programs       82,644              -

 Other income, net                                     55,722         264,158

    Total other income                                347,503         505,273

     Income before taxes
      and minority interest                            37,523       2,866,623

Income tax expense (Note M)                            43,498       1,003,406

  Income (loss) before minority interest               (5,975)      1,863,217

Minority interest in net loss of subsidiary
 (Note J)                                              24,324              -

      NET INCOME                                 $     18,349   $   1,863,217

Income per share (Note L)

 Basic                                           $       0.00   $        0.17

 Diluted                                                 0.00            0.17

Weighted average shares outstanding

 Basic                                             11,000,000      11,000,000

 Diluted                                           11,000,000      11,043,409


The accompanying notes are an integral part of these financial statements.


                Alpine Air Express, Inc. and Subsidiaries

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                Years ended October 31, 2002 and 2001

                                                Accumulated
                                     Additional   other
                      Common stock    Paid-in  Comprehensive  Retained
                     Shares   Amount  Capital  Income (loss)  earnings   Total

Balance at
November 1,
2000, as
previously
reported     11,000,000  $11,000  $1,590,078 $ 204,219  $6,126,333 $7,931,630

Cumulative
effect of
prior
period,
adjustment,
net of tax
(Note B)             -        -           -         -      214,251    214,251

Balance at
November 1,
2000, as
restated     11,000,000   11,000   1,590,078   204,219   6,340,584  8,145,881

Comprehensive
income

Net income -
restated
(Note B)             -        -           -         -    1,863,217  1,863,217

Unrealized
loss on
available
-for-sale
securities,

net of tax           -        -           -   (181,974)         -    (181,974)

Total
comprehensive
income                                                              1,681,243

Balance at
October 31,
2001         11,000,000   11,000   1,590,078    22,245   8,203,801  9,827,124

Comprehensive
income(loss)

Net income           -        -           -         -       18,349     18,349

Unrealized
loss on
available
-for- sale
securities,
net of tax           -        -           -    (88,010)         -     (88,010)

Foreign
currency
translation
adjustment,
net of
minority
interest             -        -           -     (2,210)         -      (2,210)

Comprehensive
loss                                                                  (90,220)

Balance at
October 31,
2002         11,000,000 $ 11,000 $ 1,590,078 $ (67,975) $8,222,150 $9,755,253


The accompanying notes are an integral part of these financial statements.


               Alpine Air Express, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                        Year ended October 31,

                                                        2002        2001
                                                                 (Restated)


Increase (decrease) in cash and
 cash equivalents

Cash flows from operating activities

 Net income                                            18,349   $  1,863,217

Adjustments to reconcile net income to
 net cash provided by operating activities
 Bonus applied to reduce related party receivable     142,588        250,000

Realized gain on marketable securities               (118,522)      (262,432)

Deferred tax expense (benefit)                       (138,537)        79,438

Depreciation and amortization                         162,208         56,012

Minority interest in net loss of subsidiary           (24,324)            -

Changes in operating assets and liabilities

 Income taxes receivable                              322,865       (384,325)

 Trade accounts receivable                            198,884         72,160

 Accounts receivable - related parties               (349,564)       (25,938)

 Inventories                                           23,268       (142,787)

 Prepaid expenses                                      49,829        722,251

 Construction in progress                                  -          39,944

Accrued interest on loan to officer and
 related parties                                     (175,659)      (132,567)

Trade accounts payable                                 66,669       (131,446)

Accounts payable - related parties                    325,425       (484,542)

Accrued expenses                                       (1,919)      (383,132)

Refundable deposits                                   (34,395)        54,984

Aircraft deposits                                      71,500        (35,000)

Income taxes payable                                       -         (82,500)

Total adjustments                                     520,316       (788,880)

Net cash provided by operating activities             538,665      1,074,337

Cash flows from investing activities

Proceeds from sale of marketable securities         1,445,081      1,810,009

Payments received on receivables from
 related parties                                      251,131        404,964

Issuance of loans to related parties                       -      (2,500,000)

Purchase of marketable securities                    (401,165)      (796,461)



Payment of deposits on aircraft purchase option    (1,350,000)            -

Purchase of property, and equipment                  (513,135)    (1,117,557)

Net cash used in investing activities                (568,088)    (2,199,045)

Effect of exchange rate changes on cash                (2,456)            -

Net decrease in cash and cash equivalents             (31,879)    (1,124,708)

Beginning cash and cash equivalents                   526,396      1,651,104

Ending cash and cash equivalents                 $    494,517   $    526,396


The accompanying notes are an integral part of these financial statements.
                             (Continued)



                  Alpine Air Express, Inc. and Subsidiaries

              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                         Year ended October 31,

                                                        2002        2001
                                                                 (Restated)


Supplemental disclosures of cash
 flow information

Cash paid during the year for

Interest                                         $        -     $          -

Income taxes                                         114,444        1,374,907


Noncash investing and financing activities

2002
For the year ended October 31, 2002, the Company had a net unrealized loss on marketable securities of $141,951. As a result, the deferred tax asset was increased by $53,941 and accumulated comprehensive income was decreased by $88,010.

2001
For the year ended October 31, 2001, the Company had a net unrealized loss on marketable securities of $293,317. As a result, the deferred tax asset was increased by $111,343 and accumulated comprehensive income was decreased by $181,974.

The accompanying notes are an integral part of these financial statements.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Alpine Air Express, Inc. and subsidiaries (the Company) is presented to assist in understanding the
Company's financial statements.   These accounting policies conform to
accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

1.   Organization and business description

Alpine Aviation, Inc. (Alpine) was incorporated in the state of Utah on October 7, 1975. On June 12, 2000 Alpine entered into a transaction that was accounted for as a reverse merger with Riverside Ventures, Inc., a Delaware corporation incorporated on April 20, 1994. At the time of the transaction, Riverside Ventures, Inc. was inactive. All of the outstanding common stock of Alpine was exchanged for 9,895,000 shares of common stock of Riverside Ventures, Inc. The transaction, accounted for as a reverse merger acquisition, resulted in a recapitalization of Alpine, inasmuch as it was deemed to be the acquiring entity for accounting purposes. Subsequently, Riverside Ventures, Inc. changed its name to Alpine Air Express, Inc.

The Company is an air cargo operator, transporting mail, packages and other time-sensitive cargo between cities in the western portion of the United States. In May of 2002, the Company expanded operations and started Alpine Air Chile S.A. to provide air cargo transportation to the region of Chile in South America.

2.   Principles of consolidation

The consolidated financial statements include the accounts and operations of Alpine Air Express, Inc., its wholly-owned subsidiary Alpine Aviation, Inc. and Alpine Air Chile S.A. which is 90% owned by the Company (together referred to as the Company). All material intercompany transactions and accounts have been eliminated in consolidation.

3.   Cash and cash equivalents

The Company considers demand deposits at banks and money market funds at other financial institutions with an original maturity of three months or less to be cash equivalents.

4.   Trade accounts receivable

The Company grants credit to its customers, substantially all of whom are businesses located in the western United States. The Company does not require collateral on any of its trade accounts receivable.

5.   Marketable securities

The Company classifies its marketable securities as available-for-sale. These marketable securities consist of government bonds and corporate equity securities that are stated at market value. Unrealized gains and losses on available-for-sale securities are reflected as other comprehensive income, net of tax, in stockholders' equity. Realized gains and losses on all marketable securities are included in earnings and are derived using the specific identification method for determining the cost of securities sold.
It is the Company's intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, all marketable securities are classified as current assets.

6.   Inventories

Inventories consist of aircraft parts and fuel stated at the lower of cost or market, determined using the first-in, first-out method (FIFO).

7.   Property and equipment

Provision for depreciation for financial reporting purposes of property and equipment is computed on the straight-line method over their estimated useful lives as follows:

Buildings and improvements       10 to 40 Years
Equipment                         3 to 10 Years
Furniture and fixtures            3 to 10 Years
Spare aircraft engines            7 to 10 Years

Maintenance, repairs, and renewals, which neither materially add to the value of the property and equipment nor appreciably prolong the useful lives are charged to expense as incurred. Gains and losses on dispositions are included in income.

8.   Impairment of long-term assets

The Company reviews all long-term assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable through undiscounted future cash flows. If an impairment loss has occurred, such loss is recognized in the income.

9.   Foreign currency translation

Financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the weighted average exchange rate for each period for revenues, expenses, gains and losses. Translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) and foreign currency transaction gains and losses are recorded in other income and expense.

10.  Income taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect during the years in which the differences are expected to reverse. An allowance against deferred tax assets is recorded in whole or in part when it is more likely than not that such tax benefits will not be realized.

11.  Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates.

12.  Fair value of financial instruments

Cash and cash equivalents, marketable securities, accounts receivable, and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of these instruments. Management is not able to practicably estimate the fair value of the notes receivable from related parties due to the related party nature of the underlying transactions.

13.  Income per common share

The Company follows the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128). SFAS No. 128 requires the presentation of basic and diluted EPS. Basic EPS are calculated by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted EPS are similarly calculated, except that the weighted-average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential. Potential common shares having an anti-dilutive effect on periods presented are not included in the computation of dilutive EPS.

14.  Revenue and cost recognition

The Company utilizes the accrual method of accounting whereby revenue is recognized when earned. Air freight revenue is recognized upon delivery of cargo to its destination. Public services revenue consists of charter income, pilot training fees, and customer maintenance services. Charter income and customer maintenance services income is recognized when the service is performed. Pilot training revenue is recognized over the course of the program, based on the pro rata share of the course completed to date. The tuition revenue received, but not yet earned, is deferred and recorded as "refundable deposits" on the balance sheet.

15.  Segment reporting

Statement of Financial Accounting Standards No. 131 (SFAS 131) "Disclosures about Segments of an Enterprise and Related Information", requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. The Company's operations involve a single industry segment as an air cargo operator, transporting mail, packages and other time-sensitive cargo. However, with the addition of Alpine Air Chile, during fiscal year ended 2002, the Company's operations now consist of two geographical segments.

16.  Certain reclassifications

Certain immaterial reclassifications have been made to the 2001 financial statements to conform with the 2002 presentation.

17.  New Accounting Pronouncements

In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. SFAS 143 establishes requirements for accounting for removal costs associated with asset retirements. SFAS 143 is effective for fiscal years beginning after June 15, 2002 and will require the Company to record a liability for its retirement obligations with the related transition adjustment reported as a cumulative effect of a change in accounting principle. The adoption of this statement is not expected to have a material effect on the financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether such assets are or are not deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations and is effective for fiscal years beginning after December 15, 2001.

In May 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. SFAS 145, which is effective for financial statements issued on or after May 15, 2002, rescinds the automatic treatment of gains and losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in Accounting Principles Board Opinion No. 30,"Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to a sale-leaseback transaction and makes various corrections to existing pronouncements. The adoption of SFAS 145 did not have a material effect on the Company's consolidated financial position or results of operations.

In June of 2002, the FSAB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" which addresses accounting of restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue (EITF) No. 94-3. SFAS 146 requires that the liability for costs associated with an exit or disposal of an activity be recognized when the liability is incurred rather than at the date of a commitment to an exit plan as under EITF 94-3. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. This statement is effective for all restructuring and disposal activities initiated after December 31, 2002.

In December of 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure and amendment of SFAS 123" was issued. SFAS 148 is effective for fiscal years ending after December 15, 2002. This statement provides alternative methods of transition for voluntary adoption of the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will continue to apply the disclosure only provisions of both SFAS 123 and SFAS 148.


NOTE B - RESTATEMENT

During the first quarter of the year ended October 31, 2002, the Company determined that a portion of the lease payments paid at the inception of all aircraft leases with related parties represented the last month's lease payment. These amounts had previously been inappropriately recorded as lease expense when paid instead of having been recorded as lease deposits. In January of 2002, the Company evaluated the payment history for all aircraft leases and identified $383,000 in aircraft lease deposits that were inappropriately expensed during years prior to November 1, 2001. The Company reported the change in the treatment of these lease payments as a change in accounting principle net of tax during the first quarter of fiscal year 2002. This resulted in a net increase of $235,800 ($0.02 per share) in net income for the three months ended January 31, 2002 for the following lease deposits:

                                 Deposit     Tax effect     Net deposit


Year Ended October 31, 2001    $   35,000   $  13,451    $   21,549
Year Ended October 31, 2000       180,000      69,200       110,800
Years Prior to November 1, 1999   168,000      64,549       103,451
                               $  383,000   $ 147,200    $  235,800


Upon further review and research in December 2002, the Company determined that the recognition of aircraft lease deposits did not meet the definition of a change in accounting principle but instead should have been recorded as a correction of an error. Based upon their review, the Company has determined that the consolidated financial information for the years ended October 31, 2001, and 2000 and related quarterly information for the third quarter of 2001 and the three quarters of 2002 contained errors which required restatement of previously reported financial information as follows (Note Q):

Year ended October 31, 2002
Net income for the three months ended January 31, 2002 decreased by $235,800 ($0.02 per share) as a result of reporting the aircraft lease deposits as a correction of an error rather than a cumulative effect of a change in accounting principle.

Year ended October 31, 2001
The Company recorded an adjustment to restate financial statements for the year ended October 31, 2001 to increase net income by $21,549 (with no effect on earnings per share). This adjustment represents a deposit on one aircraft lease paid during the third quarter of fiscal year 2001 that was expensed rather than capitalized. The adjustment resulted in an increase in deposits of $35,000 with a corresponding decrease in lease expense. In addition the Company increased income tax expense and deferred taxes payable by $13,451.

Years ended Prior to November 1, 2000
The Company recorded a prior period adjustment of $214,251 net of tax effect of $133,749 to beginning retained earnings as of November 1, 2000. This adjustment represents aircraft lease deposits paid and expensed in the periods noted in the above schedule.

All 2000 aircraft deposits were paid during the third and fourth quarters, which, if adjusted, would have no material effect on earnings per share for those individual quarters. The adjustment increases deposits by $180,000 with a corresponding decrease in lease expense for the year ended October 31, 2000. In addition the Company increased income tax expense and deferred taxes payable by $69,200 resulting in an increase in net income for the year ended October 31, 2000 of $110,800 ($0.01 per share).

The remaining deposits were paid in years prior to November 1, 1999 resulting in an increase in deposits of $168,000 with a corresponding decrease in lease expense. As a result, the Company also increased the deferred tax asset by $64,459 resulting in a net increase in retained earnings of $103,451.

NOTE C - MARKETABLE SECURITIES

The amortized cost, net unrealized gains and losses, and estimated fair value of available-for-sale securities by major security type at October 31, 2002 and 2001 were as follows:


                                                Net          Estimated
                               Amortized     unrealized       fair
     October 31, 2002            cost      gains (losses)     value


Available-for-sale securities

 Government agency bonds       $   502,337  $    51,925    $    554,262

 Corporate equity                  459,160     (158,620)        301,140

                               $   961,497  $  (106,095)   $    855,402

                                                Net           Estimated
                                 Amortized     unrealized      fair
     October 31, 2001             Cost      gains (losses)     Value

Available-for-sale securities

 Government agency bonds        $1,444,656  $    86,535    $   1,531,191

 Corporate equity                  442,235      (50,679)         391,556

                                $1,886,891  $    35,856    $   1,922,747


NOTE D - TRADE ACCOUNTS RECEIVABLE


Trade accounts receivable consist of the following at October 31:

                                              2002           2001


Trade accounts receivable                $   738,087    $   986,971

Less allowance for doubtful accounts          50,000        100,000

                                         $   688,087    $   886,971


NOTE E - PREPAID EXPENSES


Prepaid expenses consist of the following at October 31:

                                              2002             2001


Prepaid other taxes                      $ 136,315      $  130,971

Other prepaid expenses and credits         222,043         277,216

                                         $ 358,358      $  408,187


NOTE F - INVENTORIES


     The composition of inventories is as follows at October 31:

                                              2002             2001

Aircraft parts                           $1,074,759      $1,093,787

Fuel                                         15,900          20,140

                                         $1,090,659      $1,113,927


NOTE G - PROPERTY AND EQUIPMENT


Property and equipment, at cost, is summarized in the following schedule at October 31:


                                                    2002        2001


Buildings and improvements                       $ 1,264,801    $  1,264,801

Spare aircraft engines                               420,000              -

Equipment                                            310,158         231,163

Furniture and fixtures                               185,666         181,496

                                                   2,180,625       1,677,460
Less accumulated depreciation                        312,392         160,154

                                                  $1,868,233     $ 1,571,306


Depreciation and amortization expense was $152,238, and $56,012 for the years ended October 31, 2002 and 2001, respectively.


NOTE H - OPERATING LEASES

On March 20, 2001, the Company entered into a 30-year lease agreement with two five-year extension options for real property at the Provo, Utah Airport.
This operating lease agreement contains scheduled rent escalation clauses based on changes in the consumer price index that are being amortized over the terms of the lease using the straight-line method.


Future minimum lease payments for the years ending October 31 are as follows:

2003                   $   12,791
2004                       12,791
2005                       12,791
2006                       12,791
2007                       12,791
Thereafter                319,786

                       $  383,741


The Company also leases aircraft from related parties on a month-to-month basis. All aircraft lease agreements require the Company to pay a refundable deposit equal to one months base rent at inception of the lease. The Company then pays a monthly base rent and a contingent rent based on the number of flight hours for each aircraft. The Company is responsible for all costs associated with normal maintenance and aircraft insurance. The lessor reimburses all major repairs and replacements of engines and their components.


Rental expense for all aircraft leases for the years ended October 31, 2002 and 2001 is as follows:


                                                     2002        2001


Minimum rentals                                  $3,347,113     $3,952,022

Contingent rentals                                  958,093      1,266,457

                                                 $4,305,206     $5,218,479


NOTE I -- RELATED PARTY TRANSACTIONS

During the fiscal years ended October 31, 2002 and 2001, the Company leased its aircraft from CLB Corporation (CLB) and Mallette Family, LLC, which are owned by an officer and significant stockholder of the Company. The lease payments vary depending on the type of aircraft and are due on a month-to-month basis. The Company owed lease payments of $325,425 and $0 to these related parties at October 31, 2002 and 2001, respectively.


Total lease expenses to related parties for the years ended October 31, are as follows:

                                                        2002        2001


CLB Corporation                                  $2,276,440     $3,084,600

Mallette Family, LLC                              2,028,766      2,133,879

                                                 $4,305,206     $5,218,479


The Company performs maintenance and certain qualified repairs on these leased aircraft per the terms of the lease agreements. The Company charges CLB and Mallette Family, LLC cost plus ten percent markup on all parts and labor for these services. Total related party sales and cost of sales related to aircraft maintenance for the years ended October 31, are as follows:

                                                        2002        2001


Total related party sales                        $1,203,535     $1,844,633

Total related party cost of sales                   921,765      1,499,154

Gross margin on related party transactions       $  281,770     $  345,479


At October 31, 2002, the Company had a receivable of $571,489 ($221,925 in
2001) related to these repairs, reported under accounts receivable-related parties on the balance sheet.

In August of 2002, the Company entered into an option agreement to purchase five aircraft (three Beechcraft 1900 C's and two Beechcraft 1900's) from Mallette Family LLC for a total purchase price of $4,440,000. The agreement required the Company to pay a nonrefundable deposit of $1,350,000. This amount represents consideration for the option equal to the cost of the two Beechcraft 1900's, to be applied toward the purchase price of the aircraft upon exercise of the option, and is collateralized by a security interest in the two aircraft. In the event the Company fails to exercise the option by August 16, 2003, to purchase all five aircraft, Mallette Family LLC will consider the deposit as payment in full for the two Beechcraft 1900's and transfer title to the Company.

The Company loaned $1,000,000 to an officer and significant stockholder of the Company during the year ended October 31, 2000. The note bears interest at
6.25 percent, is unsecured, and matures in March of 2003.  The balance of the note including all accrued interest at October 31, 2001 was $393,719. During the year ended October 31, 2002, the balance of the note plus all accrued interest was paid in full. The Company received cash payments totaling $252,085 ($950 was applied to interest) from the officer and applied $146,700 ($4,112 was applied to interest) from the officer's bonus as a reduction of the note balance. Interest income recognized for the year ended October 31, 2002 and 2001 was $5,066 and $9,697, respectively.

During the year ended October 31, 2001, the Company loaned $2,500,000 to Mallette Family, LLC. This note bears interest at 6.50 percent, is unsecured, and is due December 2003. There were no payments received on this note during fiscal 2002 or 2001. The balance of this note including accrued interest at October 31, 2002 was $2,798,529 ($2,622,870 in 2001).

In August of 2000, the Company obtained an option to purchase CLB, a related party. The purchase price will be determined at the time of acquisition and paid for with shares of the Company's common stock. The option expires August, 2003. This option is contingent on the Company acquiring five Beechcraft 1900 aircraft and on the Company's stock being traded on a recognized exchange at a price in excess of $3.40 per share.

NOTE J - MINORITY INTEREST

In May 2002, the Company completed expansion of cargo air carrier operations and established a ninety percent owned foreign subsidiary, Alpine Air Chile S.A. (Chile),headquartered in Santiago, Chile. There were no revenues for the fiscal year 2002, as actual flight operations of Chile did not commence until after October 31, 2002. All expenses incurred during the period ended
October 31, 2002 represented startup costs required to set up operations and provide pilot training. Minority shareholders are responsible for reimbursing the Company for their share of losses incurred.


The following table provides selected financial information for Chilean operations for the year ended October 31, 2002 in US dollars:


Total assets                   $625,156
Loss before income taxes        243,238
Net loss                        243,238


NOTE K - EMPLOYEE BENEFIT PLANS

401(k) Profit Sharing Plan
The Company has an employee benefit plan under Section 401(k) of the Internal Revenue Code. Employees who have at least three months of service with the Company may contribute up to 17 percent of their compensation to the plan. The Company contributes an additional 50 percent of the amount contributed by employees up to a maximum of 3 percent of compensation. Participants are fully vested in employer contributions after two years of service. The Company contributed $45,504 and $39,262, for the years ended October 31, 2002 and 2001, respectively.

Stock Option Plan
In August of 2001, the stockholders approved the adoption of an equity incentive plan. The plan allows the Company to issue incentive stock options (ISO's), nonstatuatory stock options and restricted shares to employees, directors and consultants of the Company. Annually commencing January 2002, the aggregate number of shares of the Company's common stock available for award under the plan shall increase by the lesser of 250,000 or seven percent of the outstanding stock less the number of shares previously authorized for the plan. A total of 770,000 shares of the Company's common stock have been reserved for issuance under the plan as of October 31, 2002 and 2001. The plan terminates, and no further options may be granted after August 18, 2011.

The exercise price of options granted under the terms of the plan must not be less than 100% of the fair market value of the shares as of the date of grant. Additionally, no individual may be granted more than 100,000 options in any given year. All options issued under the plan are exercisable for ten years and vest after a period of two years. The Company has not received and does not intend to request a determination from the Internal Revenue Code that the ISO's issued under the plan will qualify under the Code for treatment as ISO's.

The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Therefore, the Company continues to account for stock based compensation under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the stock based compensation been determined consistent with SFAS 123 for options issued to employees, the Company's net income would have been changed to the following pro forma amounts:

                                                        2002        2001
                                                                 (Restated)


Net income (loss)

     As reported                                 $   18,349     $1,863,217

     Pro forma                                     (341,156)     1,484,103

Income (loss) per share - basic

     As reported                                       0.00           0.17

     Pro forma                                        (0.03)          0.16

Income (loss) per share - diluted

     As reported                                       0.00           0.17

     Pro forma                                        (0.03)          0.16


The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions; risk-free interest rate of 4 percent for the years ended October 31, 2002 and 2001; weighted-average expected life is 7 years for outstanding options. It is assumed that no dividends will be paid during the periods of calculation. At October 31, 2002 and 2001, volatility is calculated to be 71 and 95 percent, respectively, resulting in a respective weighted-average fair value per option of $5.90 and $5.55, respectively. Option pricing models require the input of highly subjective assumptions. Management believes the best-input assumptions available were used to value the options and believes the resulting option values are reasonable.


Changes in the Company's stock options are as follows:

                                            Stock options
                                                                   Weighted-
                                                                    average
                                 Number       Exercise              exercise
                                of shares      price                 price

Outstanding at November 1, 2000           -   $     -            $     -
Granted                              209,061      7.50/8.25          7.60
Exercised                                 -         -                  -
Forfeitures                              900      7.50               7.50

Outstanding at October 31, 2001      208,161      7.50               7.50
Granted                                  854      7.50               7.50
Exercised                                 -         -                  -
Forfeitures                           11,963      7.50               7.50

Outstanding at October 31, 2002      197,052      7.50               7.50
Exercisable at October 31, 2001           -         -                  -
Exercisable at October 31, 2002           -         -                  -



A summary of the status of the options outstanding under the Company's stock option plans at October 31, 2002, is presented below:


                         Outstanding                    Exercisable
                             Weighted-
                             Average       Weighted-                Weighted-
Range of     Number         Remaining       Average       Number     Average
Exercise    of Shares      Contractual     Exercise     of Shares    Exercise
 Prices    Outstanding     Life (years)      Price     Exercisable    Price


$ 7.50       197,052        7.5 years      $ 7.50           -         $ -


NOTE L - INCOME PER COMMON SHARE


The following data show the amounts used in computing net income per common share, for the years ended October 31:

                                                        2002        2001
                                                                 (Restated)

Net income per common share - basic and diluted

 Net income available to common shareholders     $    18,349    $  1,863,217

 Common shares outstanding during the
  entire period                                   11,000,000      11,000,000

 Weighted average common shares issued
  during the period                                       -               -

 Weighted average number of common
  shares used in basic EPS                        11,000,000      11,000,000

 Dilutive effect of stock options                         -           43,409

  Weighted average number of common
   shares and dilutive potential common
   stock used in diluted EPS                      11,000,000      11,043,409

 Net income per share - basic and diluted        $      0.00     $      0.17


The average number of shares relating to 197,052 options outstanding at October 31, 2002 has been omitted from the computation of diluted income per share, due to the market price of the underlying stock being less than the exercise price of $7.50 per share.

NOTE M - INCOME TAXES

The Company and its subsidiaries file consolidated federal and state income tax returns. The Company allocates income taxes to the subsidiaries based upon their separate operational results.


The provision for income taxes consists of the following at October 31:


                                                        2002        2001
                                                                 (Restated)

Current:
 Federal                                         $  153,262     $   791,167
 State                                               28,773         132,801

    Total current                                   182,035         923,968

Deferred expense (benefit)

    Income tax expense (benefit)                   (138,537)         79,438

       Total income tax expense                  $   43,498     $ 1,003,406



The income tax provision reconciled to the tax computed at the federal statutory rate of 34% is as follows:

                                                           Year Ended
                                                        2002        2001
                                                                 (Restated)

Income taxes at the statutory rate of 34%        $    12,758    $     974,652

Other                                                (18,191)         (84,929)

Change in valuation allowance                         (8,515)              -

Foreign loss disallowed                               55,945               -

State income taxes, net of federal benefit             1,501          113,683

   Total income tax provision                     $    43,498    $   1,003,406



The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows at October
31:

                                                        2002        2001
                                                                 (Restated)


Current deferred tax assets (liabilities):

Allowance for bad debts                          $  19,000      $   37,960

Accrued vacation and sick leave                     53,213          40,692

Unrealized holding loss (gain)                      40,330         (13,611)

Tax effect of prior period adjustment (Note B)           -         (147,200)

  Total current deferred tax assets (liabilities)  112,543         (82,159)

Long-term deferred tax assets (liabilities):

 Capital loss carryforward                         160,823         205,823

 Foreign net operating loss carryforward            36,485              -

 Valuation allowance                              (197,308)       (205,823)

 Excess tax depreciation                            (6,002)         (3,778)

   Total long-term deferred tax liabilities         (6,002)         (3,778)

                                                 $ 106,541         (85,937)


As of October 31, 2002, Alpine Air Chile has foreign net operating loss carryforwards of approximately $243,000. The Company also has capital loss carryforwards of $423,296 that expire as follows: $200,023 in 2004 and $223,273 in 2005. A valuation allowance was recorded at October 31, 2002 and 2001, primarily due to the uncertainty of whether it is more likely than not that the Company will generate sufficient capital gains and foreign income to utilize the benefits of these loss carryforwards before their expiration.

NOTE N - SEGMENT INFORMATION

The Company's segments are based on operating geographic regions. Management considers the geographical segments of the Company to be the only reportable operating segments. These operating segments are evaluated regularly by management in determining the allocation of resources and in assessing the performance of the Company. Management evaluates performance based on sales revenue and the amount of operating income or loss. Segment profit or loss is based on profit or loss from operations before income taxes. Interest income and expense as well as income taxes, are not included in the Company's determination of segment profit or loss in assessing the performance of a segment. Financial information summarized by geographic segment for the year ended 2002 is listed below. The year ended 2001 information is not presented as the Company only operated in one geographical region and one industry segment:


                                       Income (loss)     Long-
                                       Before income     Lived       Total
                          Revenues         Taxes         Assets     Assets


Year ended 2002:
 United States             $12,381,839    $ 280,761   $1,691,023  $ 9,960,191

 Chile                              -      (243,238)     177,210      625,156

 Reportable segments total $12,381,839    $  37,523   $1,868,233  $10,585,347



NOTE O - CONCENTRATIONS

The Company receives the majority of its revenues from contracts with the U.S. Postal Service (USPS). For the years ended October 31, 2002 and 2001, the revenues from contracts with the USPS represented 86 percent and 88 percent of total revenues, respectively. At October 31, 2002, accounts receivable from the USPS totaled $666,051 ($984,602 in 2001).

The Company is currently in the process of negotiating the renewal of the USPS contracts expiring in May of 2003, that if not renewed could severely impact the financial position of the Company. Although, management anticipates that the relationship with USPS will continue, it is still too early for management to determine whether or not the continuance of the contracts are likely and will be renewed at terms favorable to the Company.

The Company maintains cash balances at several financial institutions. The Federal Deposit Insurance Corporation insures accounts at each institution up to $100,000. As of October 31, 2002, the Company's uninsured cash balances totaled $374,885.

NOTE P - CONTINGENCIES

In January 2003, the Company was named in a $6,000,000 suit for damages alleging that an officer of the Company misappropriated what is purported to be confidential information obtained from a current board member. The Company and its officer and directors deny the allegations, have retained counsel and are vigorously defending the lawsuit. It is not possible at this time to reasonably estimate the impact, if any on the Company's financial statements.

The U.S. government filed suit against the Company in 2001. The claim was for commuter flight subsidies the Company received from 1993 to 1997. The Company settled this suit and recorded $112,800 as legal settlement expense in April of 2002. There were no other legal settlements paid during the year ended October 31, 2002.

NOTE Q - QUARTERLY FINANCIAL DATA (UNAUDITED)


Summarized financial data by quarter for fiscal years 2002 and 2001 are as follows:

                                                                   Net income
                                         Gross      Net           (loss) per
2002                      Revenues       profit   income (loss) share-diluted

First quarter-restated (1)$  2,929,605  $   71,745   $  (84,552) $    (0.01)

Second quarter               2,976,884     629,452      119,937        0.01

Third quarter                3,085,078     251,412      134,789        0.01

Fourth quarter               3,390,272     438,873     (151,825)      (0.01)
                          $ 12,381,839  $1,391,482   $   18,349   $    0.00


(1) Net income for the three months ended January 31, 2002 decreased by $235,800 ($0.02 per share) as a result of reporting the aircraft lease deposits as a correction of an error rather than a cumulative effect of a change in accounting principle.

             Alpine Air Express, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      October 31, 2002 and 2001


NOTE Q - QUARTERLY FINANCIAL DATA (UNAUDITED) - CONTINUED


                                                                   Net income
                                         Gross      Net           (loss) per
2001                      Revenues       profit   income (loss) share-diluted


First quarter           $  4,516,830     $ 1,060,653  $  578,572  $    0.05

Second quarter             4,566,563       1,121,450     573,085       0.05

Third quarter
 - restated (2)            4,853,076       1,255,398     638,755       0.06

Fourth quarter             3,502,516         116,931      72,805       0.01
                        $ 17,438,985     $ 3,554,432  $1,863,217   $   0.17


(2) The Company recorded an adjustment to restate financial statements for the three months ended July 30, 2001 to increase net income by $21,549 (with no effect on earnings per share). This adjustment represents a deposit on one aircraft lease paid during the third quarter of fiscal year 2001 that was expensed rather than capitalized. The adjustment resulted in an increase in deposits of $35,000 with a corresponding decrease in lease expense. In addition the Company increased income tax expense and deferred taxes payable by $13,451.

         ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     Effective November 6, 2002, which is subsequent to the period covered by this Annual Report, Alpine Air changed its independent auditors from Squire & Company, PC to Grant Thornton LLP. This change was disclosed in Alpine's Current Report on Form 8-K, dated November 6, 2002, which was filed with the Securities and Exchange Commission on November 12, 2002, and amended on November 14, 2002, and which is incorporated herein by reference. See Part III, Item 13 of this Annual Report. As stated in the Form 8-K, there was no disagreement between us and Squire & Company, PC over accounting policies or procedures.

                                PART III

     ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers.
---------------------------------

     The members of the Board of Directors of Alpine serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following are the directors and executive officers of Alpine.

Name                     Age         Position            Held Position Since
----                      --         --------            -------------------
Eugene R. Mallette        53         Chairman and CEO           1986
Leslie Hill               48         Chief Financial Officer    2000
Max A. Hansen             53         Secretary/Treasurer
                                     and Director               1986
Joseph O. Etchart         54         Director                   2002
Kenneth D. Holliday       58         Director                   2002

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

     Joseph O. Etchart has been a member of our Board of Directors since April, 2002. He formerly served as Alpine's Director of Public and Investor Relations. He is also the President and CEO of Hinsdale Land Company, a real estate and agricultural enterprise in Montana. Since 1985, Mr. Etchart has served on the Board of Directors, and is a former Chairman of the Board, of Montana Livestock Ag Credit, one of the premier agricultural lending institutions in the Pacific Northwest. He served two terms as President of the Washington, D.C. based National Public Lands Council, where he was involved in the legislative and regulatory process associated with federal land commodity production. In addition, Mr. Etchart has held numerous civic, political and appointed posts, including Campaign Finance Chairman during the first successful election of Montana Governor Marc Racicot. Mr. Etchart received a Bachelor of Arts degree in Sociology from Carroll College in 1970 and is an active member of numerous organizations, including the Knights of Columbus.

     Kenneth D. Holliday joined our Board of Directors in September, 2002. He has extensive experience in the aviation industry and currently serves as President and CEO of Avcon, Inc., a consulting company assisting airlines, aviation and travel related companies. He was formerly the President and CEO of TransMeridian Airlines, an air carrier contracted to fly A-320 aircraft for one of the nation's largest tour operators. Mr. Holliday also has served as President and CEO of Private Jet Expeditions, Inc., where he directed airline growth from one B-727 aircraft to 16 MD-80 aircraft over a two-year period. Mr. Holliday received a Bachelor of Science degree in Industrial Management from Clemson University and USAF undergraduate pilot training at Williams Air Force Base in Arizona.

     Alpine established a standing audit committee in the first quarter of its 2002 fiscal year. The committee has adopted a charter and currently consists of two members, Max A. Hansen and Joe O. Etchart. Alpine Air does not have a standing nominating or compensation committee.

     Except as indicated below, to the knowledge of management, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of Alpine Air:

     (1) was a general partner or executive officer of any business entity that filed any bankruptcy petition, either at the time of the bankruptcy or two years prior to that time;

     (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities;

     (4) was found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     Alpine believes all forms required to be filed under Section 16 of the Exchange Act for have been timely filed, with the exception of the Form 4 Statements of Changes in Beneficial Ownership of Joseph O. Etchart for the month of June, 2002, which was filed July 11, 2002, and Eugene R. Mallette dated December 31, 2002, which was filed on January 7, 2003.

                   ITEM 10.  EXECUTIVE COMPENSATION

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of Alpine's last three completed fiscal years to Alpine or its principal subsidiaries Chief Executive Officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at October 31, 2002, the end of Alpine's last completed fiscal year):

                           Summary Compensation Table
                           --------------------------

                                                                   Long Term
Compensation

----------------------
                                 Annual Compensation             Awards
      Payouts
                                 -------------------             ------
      -------
                                                         Other
Restricted
   Name and                                              Annual        Stock
Options   LTIP       All Other
   Principal Position    Year    Salary    Bonus($)    Compensation    Awards
 /SARs    Payout   Compensation
   ------------------    ----    ------    --------    ------------    ------
 -----    ------    -----------
   Eugene Mallette,         2002   $109,750   $190,667      $6,424           -
      -        -              -
   CEO                      2001   $111,235   $253,575      $2,730           -
   55,417(2)   -              -
                            2000   $103,120   $  7,400      $1,474           -
      -        -              -


   Bill Distefano,          2002   $105,700   $188,167      $8,620           -
      -        -              -
   Former President (1)     2001   $120,956   $272,310      $3,272           -
   78,349(3)   -              -
                            2000   $119,581   $196,178      $2,272           -
      -        -              -


     (1)  Mr. Distefano resigned as President effective as of February 2,
          2003.

     (2) Mr. Mallette received options to purchase 54,990 shares of common stock during fiscal 2001, at exercise prices ranging from $7.50 to $8.25 per share. Of this amount, 41,657 options vest over two years and 13,333 vest over three years. In addition, Mr. Mallette received options to purchase 427 shares for his services as a director. These options are exercisable at a price of $7.50 per share and vest over two years. See "Compensation of Directors."

     (3) Mr. Distefano received options to purchase 77,922 shares at an exercise price of $7.50 per share. Of this amount, 64,589 vest over two years and 13,333 vest over three years. Mr. Distefano also received options to purchase 427 shares for his services as a director. These options are exercisable at a price of $7.50 per share and vest over two years. See "Compensation of Directors."

     In the past, our bonuses to officers were based on some fixed percentage of earnings and subjective factors reviewed by the Board of Directors. Except in the last two years, only Bill Distefano received any sizable amount of his compensation as a bonus. As our earnings have increased in the last few years, Eugene Mallette has started taking a bonus based on advice from our tax accountants. His bonus has been structured by our accountants to reflect his role as an officer of Alpine. With our change in ownership structure, we intend to set up new bonus plans which have a more definitive structure and is more heavily focused on stock and options than cash. As yet, no plan has been set as we review our long term managerial human resource needs and our desire to start hiring new management with an eye to the future succession needs of Alpine if something were to happen to current management. We have also adopted a stock option plan. Other annual compensation consisted of payments to 401(k) retirement accounts, health insurance reimbursements and sick leave cash outs.

     Options/SAR Grants.
     -------------------

     We did not grant any options or SARs to any executive officer during the fiscal year ended October 31, 2002.

     Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value
Table.
------

     No stock options or SARs were exercised during the fiscal year ended October 31, 2002.

     Pension Table.
     --------------

      None.

     Compensation of Directors.
     --------------------------

     During the 2002 fiscal year, Joseph O. Etchart received options to purchase 427 shares at an exercise price of $7.50. These options vest in 24 months. Each option is for a period of 10 years.

     In addition, directors are paid a fee of $1,000 per calendar quarter for services rendered to the Board.

     Termination of Employment and Change of Control Arrangement.
     ------------------------------------------------------------

     There are no compensatory plans or arrangements, including payments to be received from Alpine, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with Alpine or its subsidiaries, or any change in control of Alpine, or a change in the person's responsibilities following a change in control of Alpine.

     Stock Option Plan.
     ------------------

     In August 2001, Alpine adopted an equity incentive plan. The plan allows Alpine to issue incentive stock options ("ISOs") within the meaning of section 422A of the Internal Revenue Code of 1986, as amended ("Code"), nonstatutuory stock options and restricted shares to employees, directors and consultants of Alpine. A total of 770,000 shares of Alpine's common stock have been reserved for issuance under the plan. As of January of each year commencing in the year 2002, the aggregate number of shares of Alpine's common stock that may be awarded under the plan shall automatically increase by a number equal to the lesser of (i) 7% of the total number of shares of Alpine's common stock outstanding, minus the number of shares of stock previously authorized for award under the plan at the close of the preceding calender year or (ii) 250,000 shares of common stock.

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

     In August 2001, Alpine issued options to acquire 182,395 shares of its common stock at an exercise price of $7.50 per share and an option to purchase 26,666 shares at an exercise price of $8.25 per share. In 2002, Alpine issued options to acquire 854 shares of its common stock at an exercise price of $7.50 per share. All options were issued under the plan. In addition, a total of 12,863 options have been forfeited through October 31, 2002.

     We did not issue any options under the plan in the fiscal year ended October 31, 2002.

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information relating to the beneficial ownership of Alpine's Common Stock as of February 5, 2003 by each person known by Alpine to be the beneficial owner of more than 5% of the outstanding shares of common stock and each of Alpine's directors and executive officers.

Name and Address of
Principal Stockholders:        Common Stock         Percentage
----------------------------   ------------       ---------------
Eugene R. Mallette              8,248,655 (D)           74.99%
3450 West Mike Jense Parkway       15,000 (I)            0.14
Provo, Utah 84601                 989,500 (I)            9.00

The Mallette Family, LLC          989,500                9.00
3450 West Mike Jense Parkway
Provo, Utah 84601

Officers and Directors:
----------------------------
Eugene R. Mallette, CEO
 and Director                  ----------------See Table Above-----------
Leslie Hill, CFO                       100                0.001
Max Hansen, Secretary,               1,000                0.01
 Director
Joseph O. Etchart, Director          5,315 (D)            0.05
                                     1,000 (I)            0.01
Kenneth D. Holliday, Director          -0-                 -0-
                                 ----------             ------
All officers and directors
 as a group (5 persons)          9,260,570               84.19
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

     The Mallette Family, LLC is controlled by Eugene Mallette. For purposes of calculating Mr. Mallette's ownership, the family limited liability company is considered indirectly owned by Mr. Mallette because of his influence on voting decisions of the limited liability company. However, the pecuniary interest and majority control of the LLC belongs to Mr. Mallette's family not him. Mr. Mallette address is care of the Company.

Securities Authorized for Issuance under Equity Compensation Plans.
-------------------------------------------------------------------

                    Equity Compensation Plan Information
                    ------------------------------------

            Number of                                  Number of securities
            securities                                 remaining available
            to be issued                               for future issuance
            upon exercise       Weighted-average       under equity
            of outstanding      exercise price of      compensation plans
Plan        options, warrants   outstanding options,   excluding securities
category    and rights          warrants and rights    reflected in column (a)
--------    ----------          -------------------    -----------------------

               (a)                      (b)                      (c)

Equity      197,052                 $7.50                      572,948
compen-
sation
plans
approved
by
security
holders

Equity
compen-
sation
plans not    -0-                   -0-                          -0-
approved
by
security
holders

Total       197,052                 $7.50                      572,948

          ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Alpine leases all of its aircraft from CLB Corporation and Mallette Family, LLC which are controlled by Mr. Mallette. The terms were approved by a vote of the directors. During the fiscal year ended October 31, 2002, Alpine paid $2,276,444 to CLB and $2,028,766 to Mallette Family, LLC in lease payments.

     Alpine had acquired the right to purchase up to 15 Beechcraft 1900 aircraft. Alpine transferred the right to purchase six of these aircraft to an entity controlled by Mr. Mallette. The decision was made to transfer the purchase rights to Mr. Mallette because management did not want Alpine to take on the debt associated with the aircraft at this time. Additionally, Mr. Mallette, who had to provide personal guarantees on the loans for the aircraft, did not want to provide those guarantees in Alpine but rather in one of his own entities for his tax and estate planning reasons. These aircraft have been leased back to Alpine.

     Alpine has received an option to purchase CLB Corporation, which owns 14 of our Beechcraft 99 aircraft. Under the terms of the option, Alpine can acquire CLB Corporation for shares of its common stock with each share assigned a $3.40 value. The purchase price of CLB is currently set at $17,000,000, subject to final agreement of the parties. Since CLB Corporation is controlled by Mr. Mallette any purchase would be recorded on a historic or predecessor cost basis so that Alpine would not be able to record the appreciation in the aircraft since Mr. Mallette originally acquired them. The option to acquire CLB Corporation was initially for a period of two years. It has been extended for an additional year, expiring August 2003. This option cannot be exercised unless shares of Alpine's common stock are trading at a price in excess of $3.40 and Alpine has already acquired the five Beechcraft 1900's owned by Mallette Family, LLC.

     Alpine has obtained an option to acquire five Beechcraft 1900's owned by Mallette Family, LLC. The option term is for the length of time Mallette Family, LLC owes Alpine funds under a $2,500,000 loan, which is due and payable on December 28, 2003, unless repaid sooner. The option price is the fair market value of the aircraft on the date of purchase by Alpine. Since these aircraft would be acquired from a related party, Alpine would only record the cost of the aircraft to Mallette Family, LLC.

     Alpine has also obtained an option from Mallette Family, LLC to acquire five additional Beechcraft 1900's. The term of this option is one year, expiring August 1, 2003. In consideration for this option, Alpine paid $1,350,000 as a non-refundable deposit. This option, if not exercised, assigns two Beechcraft 1900 aircraft to Alpine at the end of the option term. The total purchase price for the five aircraft is $4,440,000, which is the price paid for the aircraft by Mallette Family, LLC. Since these aircraft would be acquired from a related party, Alpine would only record the cost of the aircraft to Mallette Family, LLC.

     During the year ended October 31, 2000, Alpine loaned $1,000,000 to Mr. Mallette. The loan bore an interest rate of 6.25%, was unsecured and was due in March, 2003. The balance on the note, together with all accrued interest, was paid in full during the fiscal year ended October 31, 2002.

    In 2000, Alpine also loaned $2,500,000 to Mallette Family, LLC, which is controlled by Mr. Mallette. The loan was made to assist in the purchase of Beechcraft 1900 aircraft that are now being leased by Alpine from Mallette Family, LLC. The loan is due in December, 2003, is unsecured, and bears an interest rate of 6.5%. This loan is due on demand. As of October 31, 2002, Mallette Family, LLC owed Alpine $2,798,529, including accrued interest, under the terms of this loan.

     INDEBTEDNESS OF MANAGEMENT

     As of October 31, 2002, Mallette Family, LLC owed Alpine $2,798,529.

             ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)(1) FINANCIAL STATEMENTS. The following financial statements are included in this Annual Report:

Title of Document                                              Page
-----------------                                              ----
Report of Independent Certified Public Accountants              F-1

Consolidated Balance Sheets                                     F-3

Consolidated Statements of Income                               F-4

Consolidated Statements of Stockholders' Equity                 F-5

Consolidated Statements of Cash Flows                           F-6

Notes to Consolidated Financial Statements                      F-8

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

3.   Certificate of Incorporation and Bylaws
     3.1    Articles of Incorporation                         Incorporated
                                                              by Reference (2)
     3.2    Articles of Amendment                             Incorporated
                                                              by Reference (1)
     3.3    Bylaws                                            Incorporated
                                                              by Reference (2)
     3.4    Amended Bylaws                                    Incorporated
                                                              by Reference (1)
10.  Material Contracts
     10.1   United States Postal Service Solicitation
            ASYS-R-99-01 (Air System Contract)                Incorporated
                                                              by Reference (2)
     10.2   Air systems Contract Amendment                    Incorporated
                                                              by Reference (2)
     10.3   Bid Offer and Acceptance-ASYS-99.01               Incorporated
                                                              by Reference (2)
     10.4   Consulting Agreement by and between               Incorporated
            Alpine Aviation, Inc. and Smith Consulting        by Reference (1)
            Services, Inc.
     10.5   Stock Purchase and Sales Agreement (CLB)          Incorporated
                                                              by Reference (3)
     10.6   Irrevocable Options to Purchase by Mallette
            Family LLC                                        Incorporated
                                                              by Reference (3)
     10.7   Ground Lease-Provo                                Incorporated
                                                              by Reference (3)
     10.8   Ground Lease Extension-Provo                      Incorporated
                                                              by Reference (3)
     10.9   Ground Lease-Billings                             Incorporated
                                                              by Reference (3)
     10.10  CLB Lease Agreement for Aircraft                  Incorporated
                                                              by Reference (3)
     10.11  Agreement for Sale of Business Asset              Incorporated
            (Fixed Based Operation)                           By Reference (5)
     10.12  Mallette Family LLC Lease Agreement for Planes    Incorporated
                                                              By Reference (3)
     10.13   Promissory Note-Mallette                         Incorporated
                                                              By Reference (6)
     10.14   Promissory Note with Mallette Family,LLC          Incorporated
                                                              By Reference (6)
     10.15  Addendum to Stock Purchase and Sale
            Agreement (CLB)                                   Incorporated
                                                              By Reference (6)
     10.16  Lease Agreement-Provo Hangar                      Incorporated
                                                              By Reference (6)
     10.17  Promissory Note-Mallette Family, LLC              Incorporated
                                                              By Reference (7)
     10.18  Option with Mallette Family, LLC-                 Incorporated
            August 2002                                       By Reference (8)

     10.19  Lease Agreement with CLB Corporation              Filed Herewith

     10.20  Lease Agreement with Mallette Family, LLC         Filed Herewith

     21. Subsidiaries of the small business issuer-Alpine Aviation, Inc., a Utah corporation and Alpine Air Chile S.A. (Chile) are the only subsidiaries.

(1) Incorporated by reference to the Company's Current Report on Form 8-K dated August 31, 2000.
(2) Incorporated by reference to the Company's Registration Statement on Form 10-SB, file no. 0-27011, filed August 12, 1999.
(3) Incorporated by reference to the Company's Registration Statement of Form SB-2 filed with the Commission on August 31, 2000, file no. 333-44920.
(4) Incorporated by reference to Alpine's Form 10-QSB for the quarter ended July 31, 2000, filed with the Commission on September 14, 2000.
(5) Incorporated by reference to the Company's Registration Statement on Form SB-2-amendment 3 filed with the Commission on February 22, 2001, file no. 333-44920.
(6) Incorporated by reference to the Company's Registration Statement on Form SB-2-amendment 4 filed with the Commission on May 16, 2001, file no. 333-44920.
(7) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended October 31, 2001, filed with the Commission on January 29, 2002.
(8) Incorporated by reference to the Company's Form 10-QSB for the quarter ended July 31, 2002, filed with the Commission on September 13, 2002.

     All other Exhibits called for by Rule 601 of Regulation S-B are not applicable to this filing.

     (b) Reports on Form 8-K.

     Current Report on Form 8-K, dated December 27, 2002, which we filed with the Securities and Exchange Commission on January 2, 2003

     Alpine did not file any reports on Form 8-K in the fourth quarter of the fiscal year ended October 31, 2002.


                    ITEM 14.  CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Alpine Air Express, Inc.


Date: 2/13/03                     By: /s/ Eugene Mallette
     ---------                       -----------------------
                                     Eugene Mallette, Chief Executive Officer
                                     and Director


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: 2/13/03                     By: /s/ Eugene Mallette
     ---------                       -----------------------
                                     Eugene Mallette, Chief Executive Officer
                                     and Director


Date: 2/13/03                     By: /s/ Leslie Hill
     ---------                       -----------------------
                                     Leslie Hill, Chief Financial Officer


Date: 2/13/03                     By: /s/ Max A. Hansen
     ---------                       -----------------------
                                     Max A. Hansen, Secretary/Treasurer and
                                     Director


Date: 2/13/03                     By: /s/ Joseph O. Etchart
     ---------                       -----------------------
                                     Joseph O. Etchart, Director


Date: 2/13/03                     By: /s/ Kenneth D. Holliday
     ---------                       ------------------------
                                     Kenneth D. Holliday, Director

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Eugene Mallette, Chief Executive Officer of Alpine Air Express, Inc. (the "Registrant"), certify that:

     1.   I have reviewed this Annual Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:   2/13/03                      Signature: /s/ Eugene Mallette
        -----------------                       ---------------------
                                                Eugene Mallette
                                                Chief Executive Officer

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Leslie Hill, Chief Financial Officer of Alpine Air Express, Inc. (the "Registrant"), certify that:

     1.   I have reviewed this Annual Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:   2/13/02                      Signature: /s/ Leslie Hill
        -----------------                       -----------------
                                                Leslie Hill
                                                Chief Financial Officer

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Alpine Air Express, Inc. (the "Registrant") on Form 10-KSB for the year ending October 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report"), we, Eugene Mallette, Chief Executive Officer, and Leslie Hill, Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Annual Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Annual Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.


/s/ Eugene Mallette
-------------------
Eugene Mallette
Chief Executive Officer



/s/ Leslie Hill
-----------------
Leslie Hill
Chief Financial Officer