Form 10QSB
period 2003-01-31
ALPINE AIR EXPRESS INC/DE
filed 2003-03-27
CIK 1092807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                               FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended January 31, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ____________  to____________

                        Commission File No. 000-27011

                           ALPINE AIR EXPRESS, INC.
                           ------------------------
        (Exact name of small business issuer as specified in its charter)


           DELAWARE                                 33-0619518
           --------                                 ----------
(State or other jurisdiction of                (I.R.S. Employer I.D. No.)
incorporation or organization)

                             1177 Alpine Air Way
                             Provo, Utah  84601
                             ------------------
                 (Address of principal executive offices)

                               (801) 373-1508
                               --------------
                        (Issuer's telephone number)

                                     N/A
                                     ---
            (Former name, former address and former fiscal year,
                       if changed since last report)


            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                              Not applicable.


                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                              March 25, 2003

                            11,000,000 shares

Transitional Small Business Disclosure Format (Check one):  Yes  X  No
                                                                ---   ---

                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The consolidated financial statements of Alpine Air Express, Inc., a Delaware corporation, and subsidiaries ("Alpine Air"), required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence of the following page, together with related notes. In the opinion of management, the financial statements present fairly the consolidated financial condition, results of operations and cash flows of Alpine Air for the periods presented.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              JANUARY 31, 2003 AND OCTOBER 31, 2002

           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                  Alpine Air Express, Inc. and Subsidiaries

              CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                                   January 31,     October 31,
                                                     2003             2002
                                                   (Unaudited)
CURRENT ASSETS
Cash and cash equivalents                        $      68,668    $   494,517
Marketable securities (Note B)                         519,254        855,402
Trade accounts receivable, net (Note C)                643,424        688,087
Accounts receivable-related parties (Note G)           573,115        571,489
Receivable from minority stockholders,                       -         24,570
 net (Note H)
Income taxes receivable                                 61,460         61,460
Prepaid expenses (Note D)                              443,780        358,358
Inventories (Note E)                                 1,414,121      1,090,659
Deferred tax asset                                      78,713        112,543
                                                 -------------    -----------
Total current assets                                 3,802,535      4,257,085

PROPERTY AND EQUIPMENT, NET                          1,832,485      1,868,233
DEPOSIT ON AIRCRAFT PURCHASE OPTION                  1,350,000      1,350,000
NOTE RECEIVABLE FROM RELATED PARTIES (Note G)        2,844,251      2,798,529
AIRCRAFT DEPOSITS                                      512,500        311,500
DEFERRED TAX ASSET                                      37,884              -
                                                 -------------    -----------
                                                 $  10,379,655    $10,585,347
                                                 =============    ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Trade accounts payable                          $     238,957    $   225,516
 Accounts payable - related parties (Note G)           292,115        325,425
 Accrued expenses                                      231,618        231,903
 Refundable deposits                                    24,729         41,248
                                                 -------------    -----------
 Total current liabilities                             787,419        824,092

DEFERRED INCOME TAXES                                        -          6,002
COMMITMENTS AND CONTINGENCIES
 (Notes F and M)                                             -              -

MINORITY INTEREST (Note H)                                   -              -
STOCKHOLDERS' EQUITY

 Preferred stock, $.001 par value.  Authorized
  1,000,000 shares, none issued or outstanding               -              -
 Common stock, $.001 par value, 20,000,000 shares
  authorized, 11,000,000 shares issued and
  outstanding                                           11,000         11,000
 Additional paid-in capital                          1,590,078      1,590,078
 Accumulated Other Comprehensive Income (Loss)        (146,434)       (67,975)
 Retained earnings                                   8,137,592      8,222,150
                                                   -----------    -----------
Total stockholders' equity                           9,592,236      9,755,253
                                                   -----------    -----------
                                                   $10,379,655    $10,585,347
                                                   ===========    ===========

The accompanying notes are an integral part of these financial statements.

                  Alpine Air Express, Inc. and Subsidiaries

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Three months ended January 31,
                                                        2003        2002
                                                   (Unaudited)   (Unaudited)
Operating revenues
 Operations (Note G)                             $  2,257,743   $   2,829,192
 Public services                                      280,925          97,413
                                                 ------------   -------------
    Total operating revenues                        2,538,668       2,926,605

Direct costs
 Operations                                         2,011,494       2,781,312
 Public services                                      168,567          73,548
                                                 ------------   -------------
 Total direct costs                                 2,180,061       2,854,860
                                                 ------------   -------------
   Gross profit                                       358,607          71,745

Operating expenses
 General and administrative                           472,456         409,834
 Depreciation and amortization                         41,005          32,428
                                                 ------------   -------------
    Total operating expenses                          513,461         442,262
                                                 ------------   -------------
Operating loss                                       (154,854)       (370,517)

Other income (expense)
 Interest                                              46,823               -
 Other income, net                                     57,303          73,296
                                                 ------------   -------------
    Total other income                                104,126          73,296
                                                 ------------   -------------
     Loss before income taxes
      and minority interest                           (50,728)       (297,221)
Income tax expense (benefit)                           33,830        (212,669)
                                                 ------------   -------------
  Loss before minority interest                       (84,558)        (84,552)
Minority interest in net loss of subsidiary
 (Note H)                                                   -               -
                                                 ------------   -------------
      NET LOSS                                   $    (84,558)  $     (84,552)
                                                 ============   =============
Loss per share (Note J)
 Basic                                           $      (0.01)   $      (0.01)
 Diluted                                                (0.01)          (0.01)

Weighted average shares outstanding
 Basic                                             11,000,000      11,000,000
 Diluted                                           11,000,000      11,200,841


The accompanying notes are an integral part of these financial statements.

                Alpine Air Express, Inc. and Subsidiaries

    CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

           For the Three Months Ended January 31, 2003
                            (Unaudited)

                                            Accumulated
                                Additional     other
                 Common stock    Paid-in   Comprehensive  Retained
                Shares   Amount  Capital       Loss       earnings   Total
Balance at
November 1,
2002         11,000,000 $ 11,000 $ 1,590,078 $ (67,975) $8,222,150 $9,755,253
             ---------- -------- ----------- ---------- ---------- ----------
Comprehensive
income(loss)
  Net loss            -        -           -         -     (84,558)   (84,558)

  Unrealized
  loss on
  available-
  for-sale
  securities,
  net of tax          -        -           -   (53,692)          -    (53,692)
  Foreign
  currency
  translation
  adjustment,
  net of minority
  interest            -        -           -   (24,767)          -    (24,767)
  Comprehensive
  loss                -        -           -         -           -   (163,017)


Balance at
January 31,  ----------  -------  ---------- ---------- ---------- ----------
2003         11,000,000  $11,000  $1,590,078 $(146,434) $8,137,592 $9,592,236

The accompanying notes are an integral part of these financial statements.

               Alpine Air Express, Inc. and Subsidiaries

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            UNAUDITED
                                                Three months ended January 31,
                                                        2003        2002
Increase (decrease) in cash and
 cash equivalents
Cash flows from operating activities
 Net loss                                          $   (84,558)    $  (84,552)
 Adjustments to reconcile net loss to
 net cash provided by (used in) operating activities
  Bonus applied to reduce related party receivable           -        146,700
  Realized gain on marketable securities               (57,459)       (19,336)
  Deferred tax expense (benefit)                        24,053       (212,669)
  Depreciation and amortization                         41,005         32,428
  Allowance for bad debts                               24,569              -
  Changes in operating assets and liabilities
    Trade accounts receivable                           44,663        422,631
    Accounts receivable - related parties               (1,626)             -
    Inventories                                       (323,462)       343,849
    Prepaid expenses                                   (85,422)       147,200
    Construction in progress                                 -       (609,226)
    Accrued interest note from related parties         (45,722)       (47,919)
    Trade accounts payable                              13,441         99,609
    Accounts payable - related parties                 (33,310)       413,568
    Accrued expenses                                      (285)       (58,933)
    Refundable deposits                                (16,519)        57,647
    Aircraft deposits                                 (201,000)             -
                                                    ----------     ----------
       Total adjustments                              (617,074)       715,549
                                                    ----------     ----------
       Net cash provided by (used in)
        operating activities                          (701,632)       630,997
                                                    ----------     ----------

                           (Continued)

               Alpine Air Express, Inc. and Subsidiaries

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                            UNAUDITED
                                                Three months ended January 31,
                                                        2003        2002
Cash flows from investing activities
  Proceeds from sale of marketable securities           303,597       306,273
  Payments received on receivables from
   related parties                                            -       100,000
  Purchase of marketable securities                           -      (626,880)
  Purchase of property, and equipment                    (5,257)     (445,000)
                                                      ---------     ---------
        Net cash provided (used in)
         investing activities                           298,340      (665,607)
                                                      ---------     ---------
Effect of exchange rate changes on cash                 (22,557)            -
                                                      ---------     ---------
        Net decrease in cash and cash equivalents      (425,849)      (34,610)

Beginning cash and cash equivalents                     494,517       526,396
                                                      ---------     ---------
Ending cash and cash equivalents                      $  68,668     $ 491,786
                                                      =========     =========

Supplemental disclosures of cash flow information

Cash paid during the period for
   Interest                                           $       -     $       -
   Income taxes                                               -        12,915

Noncash investing and financing activities

2003
For the three months ended January 31, 2003, the Company had a net unrealized loss on marketable securities of $86,600. As a result, the deferred tax asset was increased by $32,908 and accumulated comprehensive loss was increased by $53,692.

2002
For the year ended October 31, 2002, the Company had a net unrealized loss on marketable securities of $141,951. As a result, the deferred tax asset was increased by $53,941 and accumulated comprehensive loss was decreased by $88,010.

The accompanying notes are an integral part of these financial statements.

            Alpine Air Express, Inc. and Subsidiaries

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED)

                    January 31, 2003 and 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Alpine Air Express, Inc. and subsidiaries (the Company) is presented to assist in understanding the
Company's financial statements.   These accounting policies conform to
accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements.


1.   Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Alpine Air Express Inc. and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and footnote disclosures required by US GAAP for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended October 31, 2002 included in the Company's Form 10-KSB. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of January 31, 2003, its consolidated results of operations for the three months ended January 31, 2003 and 2002 and its consolidated cash flows for the three months ended January 31, 2003 and 2002. The results of operations for the three months ended January 31, 2003, may not be indicative of the results that may be expected for the year ending October 31, 2003.

2.    Organization and business description

Alpine Air Express, Inc., (the Company) a Delaware corporation, was incorporated on April 20, 1994 as Riverside Ventures, Inc. The name was changed in June of 2002 during the reverse merger with Alpine Aviation, Inc. Alpine Aviation, Inc., a wholly owned subsidiary, was incorporated on October 7, 1975. Alpine Aviation provides air cargo transportation throughout the western United States.

In May 2002 Alpine Air Chile, S.A. was formed to provide air cargo service in the region of Chile in South America. Alpine Air Chile is a majority owned subsidiary of Alpine Air Express, Inc. Alpine Air Chile began offering cargo air transportation services in December of 2002.

            Alpine Air Express, Inc. and Subsidiaries

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED)

                    January 31, 2003 and 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

2.    Organization and business description - continued

The Company entered into aircraft leases with CLB, Inc. which meets the conditions to be considered a variable interest entity (VIE). The VIE's assets consists primarily of aircraft recorded at $ 7,388,309, debt of $2,474,775 and equity of $4,640,534 (as of CLB's September 30, 2002 Audited Financial Statement). The Company does not currently consolidate the VIE because it is not required to under current accounting standards; however, it is reasonably possible that it will be required to consolidate the VIE beginning July 1, 2003. See "New Accounting Pronouncements" below for a discussion of the change in accounting standards related to VIE's and the anticipated impact on the Company.

3.    Principles of consolidation

The consolidated financial statements include the accounts and operations of Alpine Air Express, Inc., its wholly-owned subsidiary Alpine Aviation, Inc. and Alpine Air Chile S.A., which is 90 percent owned by the Company (together referred to as the Company). All material intercompany transactions and accounts have been eliminated in the consolidation.

4.    Cash and cash equivalents

The Company considers demand deposits at banks and money market funds at other financial institutions with an original maturity of three months or less when purchased to be cash equivalents.

5.    Trade accounts receivable

The Company grants credit to its customers, substantially all of who are businesses located in the western United States. The Company does not require collateral on any of its trade accounts receivable.

6.    Marketable securities

The Company classifies its marketable securities as available-for-sale. These marketable securities consist of government bonds and corporate equity securities that are stated at market value. Unrealized gains and losses on available-for-sale securities are reflected as other comprehensive income or loss, net of tax, in stockholders' equity. Realized gains and losses on all marketable securities are included in earnings and are derived using the specific identification method for determining the cost of securities sold.
It is the Company's intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, all marketable securities are classified as current assets.

            Alpine Air Express, Inc. and Subsidiaries

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED)

                    January 31, 2003 and 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

7.    Inventories

Inventories consist of aircraft parts and fuel stated at the lower of cost or market, determined using the first-in, first-out method (FIFO).

8.    Property and equipment

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

9.    Impairment of long-term assets

The Company reviews all long-term assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable through undiscounted future cash flows. If an impairment loss has occurred, such loss is recognized in income.

10.   Foreign currency translation

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

            Alpine Air Express, Inc. and Subsidiaries

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED)

                    January 31, 2003 and 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

11.   Income taxes

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

12.   Use of estimates

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

13.   Fair value of financial instruments

Cash and cash equivalents, marketable securities, accounts receivable, and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of these instruments. Management is not able to practicably estimate the fair value of the notes receivable from related parties due to the related party nature of the underlying transactions.

14.   Earnings (loss) per common share

The Company follows the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128). SFAS No. 128 requires the presentation of basic and diluted EPS. Basic EPS are calculated by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted EPS are similarly calculated, except that the weighted-average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential. Potential common shares having an anti-dilutive effect on periods presented are not included in the computation of dilutive EPS.

            Alpine Air Express, Inc. and Subsidiaries

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED)

                    January 31, 2003 and 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

15.   Revenue and cost recognition

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

16.   Segment reporting

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

17.   Certain reclassifications

Certain immaterial reclassifications have been made to the 2002 financial statements to conform with the 2003 presentation.

18.   New accounting pronouncements

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This Interpretation specifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This applies to guarantees issued or modified after December 31, 2002. The Interpretation also revises the disclosure requirements about a guarantor's obligations under agreements, which are affective for the 2002 combined financial statements. The Company is currently evaluating the provisions of Interpretation No. 45, which are effective in 2003, and does not currently believe this statement will have a material effect on the consolidated financial statements.

            Alpine Air Express, Inc. and Subsidiaries

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED)

                    January 31, 2003 and 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

18.   New accounting pronouncements - continued

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". The Interpretation defines variable interest entities and addresses consolidation of such entities by the primary beneficiary of the entity. The Interpretation is effective for interests in variable interest entities created after January 31, 2003. For interests in variable interest entities created before January 31, 2003, the Interpretation shall apply to the first interim or annual reporting period beginning after June 15, 2003. The Company is currently assessing the impact of Interpretation No. 46, but currently does not believe it will have a material effect on the consolidated financial statements.


NOTE B - MARKETABLE SECURITIES

The amortized cost, net unrealized gains and losses, and estimated fair value of available-for-sale securities by major security type were as follows:

                                                     Net
                                                   unrealized        Estimated
                                        Amortized  gains              fair
   January 31, 2003                       cost     (losses)           value
   Available-for-sale securities
        Government agency bonds         $250,250  $   1,925       $252,175
        Corporate equity                 465,110   (198,031)       267,079
                                        --------  ---------       --------
                                        $715,360  $(196,106)      $519,254
                                        ========  =========       ========

                                                     Net          Estimated
                                        Amortized  unrealized         fair
   October 31, 2002                       cost       gains            value
   Available-for-sale securities                     (losses)
       Government agency bonds          $502,337  $  51,925       $554,262
       Corporate equity                  459,160   (158,020)       301,140

                                        --------  ---------       --------
                                        $961,497  $(106,095)      $855,402
                                        ========  =========       ========

            Alpine Air Express, Inc. and Subsidiaries

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED)

                    January 31, 2003 and 2002

NOTE C - TRADE ACCOUNTS RECEIVABLE

  Trade accounts receivable consist of the following:

                                              January 31,   October 31,
                                                2003           2002
   Trade accounts receivable                  $693,424      $738,087
   Less allowance for doubtful accounts         50,000        50,000
                                              --------      --------
                                              $643,424      $688,087
                                              ========      ========
NOTE D - PREPAID EXPENSES

  Prepaid expenses consist of the following:

                                              January 31,   October 31,
                                                2003           2002
   Other prepaid expenses and credits         $316,900      $222,043
   Prepaid other taxes                         126,880       136,315
                                              --------      --------
                                              $443,780      $358,358
                                              ========      ========

NOTE E - INVENTORIES

  The composition of inventories is as follows:

                                              January 31,   October 31,
                                                2003           2002
   Aircraft parts                           $1,194,081     $1,074,759
   WIP                                         212,929              -
   Fuel                                          7,111         15,900
                                            ----------     ----------
                                            $1,414,121     $1,090,659
                                            ==========     ==========

            Alpine Air Express, Inc. and Subsidiaries

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED)

                    January 31, 2003 and 2002

NOTE F - OPERATING LEASES

On March 20, 2001, the Company entered into a 30-year lease agreement with two five-year extension options for real property at the Provo, Utah Airport.
This operating lease agreement contains scheduled rent escalation clauses based on changes in the consumer price index that are being amortized over the term of the lease using the straight-line method. In March of 2003, Provo City amended the terms of the lease to an initial term of 40 years with no renewal options.

Future minimum lease payments for the years ending October 31 are as follows:

       2003        $  9,096
       2004           9,471
       2005           9,471
       2006           9,944
       2007           9,944
       Thereafter   525,881
                   --------
                   $573,807
                   ========

The Company also leases aircraft from related parties on a month-to-month basis. All aircraft lease agreements require the Company to pay a refundable deposit equal to one months base rent at inception of the lease. The Company then pays a monthly base rent and a contingent rent based on the number of flight hours for each aircraft. The Company is responsible for all costs associated with normal maintenance and aircraft insurance. The lessor reimburses all major repairs and replacements of engines and their components. In January 2003, the lessor renegotiated all aircraft leases requiring an additional security deposit, resulting in total security deposits equal to two months rent per aircraft. In addition, the lessor gave the Company a one month rent holiday for January.

Rental expense for all aircraft leases for the three months ended January 31, 2003 and 2002, is as follows:

                                    2003     2002
   Minimum rentals               $697,000  $  901,612
   Contingent rentals             165,155     264,533
                                 --------  ----------
                                 $862,155  $1,166,145
                                 ========  ==========

            Alpine Air Express, Inc. and Subsidiaries

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED)

                    January 31, 2003 and 2002

NOTE G - RELATED PARTY TRANSACTIONS

During the three months ended January 31, 2003 and 2002, the Company leased its aircraft from CLB Corporation (CLB) and Mallette Family, LLC, which are owned by an officer and significant stockholder of the Company. The lease payments vary depending on the type of aircraft and are due on a month-to-month basis. The Company owed lease payments of $292,115 and $325,425 to these related parties at January 31, 2003 and October 31, 2002, respectively.

Total lease expenses to related parties for the three months ended January 31, are as follows:

                                            2003       2002
   CLB Corporation                        $504,565  $  589,880
   Mallette Family, LLC                    357,590     576,265
                                          --------  ----------
                                          $862,155  $1,166,145
                                          ========  ==========

The Company performs maintenance and certain qualified repairs on these leased aircraft per the terms of the lease agreements. The Company charges CLB and Mallette Family, LLC cost plus ten percent markup on all parts, labor and a fixed rate of $55 per hour for these services. Total related party sales and cost of sales related to aircraft maintenance for the three months ended January 31, are as follows:

                                            2003       2002
   Total related party sales              $129,313  $ 56,587
   Total related party cost of sales      (112,823)  (45,712)
                                          --------  --------
   Gross margin on related party
     transactions                         $ 16,490  $ 10,875
                                          ========  ========

At January 31, 2003 and October 31, 2002, the Company had a receivable of $573,115 and $571,489, respectively, related to these repairs, reported under accounts receivable-related parties on the balance sheet.

During the year ended October 31, 2001, the Company loaned $2,500,000 to Mallette Family, LLC. This note bears interest at 6.50 percent, is unsecured, and is due December 2003. There were no payments received on this note for the three months ended January 31, 2003 and 2002. The balance of this note including accrued interest at January 31, 2003 and October 31, 2002 was $2,844,251 and $2,798,529, respectively.

            Alpine Air Express, Inc. and Subsidiaries

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED)

                    January 31, 2003 and 2002

NOTE H - RECEIVABLE FROM MINORITY STOCKHOLDERS

In May 2002, the Company completed expansion of cargo air carrier operations and established a ninety percent owned foreign subsidiary, Alpine Air Chile S.A. (Chile), headquartered in Santiago, Chile. There were no revenues for the fiscal year 2002, as actual flight operations of Chile did not commence until after October 31, 2002. During the three months ended January 31, 2003, the Company recorded an allowance against the balance of the minority interest receivable of $24,569 due to local economic conditions and the reduced expectation of collection. All losses subsequent to October 31, 2002 attributable to minority shareholders will be absorbed by the Company as the majority shareholder.

The following table provides selected financial information for Chilean operations in US dollars:

                                       Three months ended
                                          January 31,
                                       2003          2002
Revenues                             $ 33,318           -

Loss before income taxes             $236,968           -
                                     --------         ---
Net loss                             $236,968           -
                                     ========         ===
NOTE I - EMPLOYEE BENEFIT PLANS

401(k) Profit Sharing Plan

The Company has an employee benefit plan under Section 401(k) of the Internal Revenue Code. Employees who have at least three months of service with the Company may contribute a portion of their compensation up to the federal limit to the plan. The Company contributes an additional 50 percent of the amount contributed by employees up to a maximum of 3 percent of compensation. Participants are fully vested in employer contributions after two years of service. The Company contributed $11,431 and $12,849 for the three months ended January 31, 2003 and 2002, respectively.

            Alpine Air Express, Inc. and Subsidiaries

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED)

                    January 31, 2003 and 2002

NOTE J - LOSS PER COMMON SHARE

  The following data show the amounts used in computing net loss per common share, for the three months ended January 31:

                                               2003          2002
       Net loss per common share -
          basic and diluted
           Net loss available to common
           shareholders                      $    (84,558)  $     (84,552)
                                             ============   =============

       Common shares outstanding during
          the entire period                    11,000,000      11,000,000
       Weighted average common shares
          issued during the period                      -               -
                                             ------------   -------------
       Weighted average number of common
          shares used in basic EPS             11,000,000      11,000,000
       Dilutive effect of stock options                 -         200,841
                                             ------------   -------------
       Weighted average number of common
          shares and dilutive potential
          common
          stock used in diluted EPS            11,000,000      11,200,841
                                             ============   =============
       Net loss per share - basic and
          diluted                            $      (0.01)  $       (0.01)

The average number of shares relating to 197,052 options outstanding at January 31, 2003 and 2002 has been omitted from the computation of diluted loss per share, because to do so would be anti-dilutive.

NOTE K - SEGMENT INFORMATION

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

Segment profit or loss is based on profit or loss from operations before income taxes. Interest income and expense as well as income taxes, are not included in the Company's determination of segment profit or loss in assessing the performance of a segment.
                                18

            Alpine Air Express, Inc. and Subsidiaries

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED)

                    January 31, 2003 and 2002

NOTE K - SEGMENT INFORMATION - CONTINUED

Financial information summarized by geographic segment for the three months ended January 31, 2003 is listed below:

                                Income (loss)      Long-
                                before income      lived        Total
                     Revenues       taxes          assets       assets
    United States  $2,505,350   $ 186,240      $1,653,952    $ 9,691,546
    Chile              33,318    (236,968)        178,533        688,109
                   ----------   ---------      ----------    -----------
    Reportable
    segments total $2,538,668   $ (50,728)     $1,832,485    $10,379,655
                   ==========   =========      ==========    ===========

NOTE L - CONCENTRATIONS

The Company receives the majority of its revenues from contracts with the U.S. Postal Service (USPS). For the three months ended January 31, 2003 and 2002, the revenues from contracts with the USPS represented 88 percent and 96 percent of total revenues, respectively. At January 31, 2003 and October 31, 2002, accounts receivable from the USPS totaled $540,814 and $666,051, respectively.

The Company is currently in the process of negotiating the renewal of USPS contracts expiring in June of 2003, that if not renewed could severely impact the financial position of the Company. Although, management anticipates that the relationship with USPS will continue, it is still too early for management to determine whether or not the continuance of the contracts are likely and will be renewed at terms favorable to the Company.

NOTE M - LITIGATION

In December 2002, the Company, Eugene Mallette (CEO) and Kenneth D. Holliday (a director) were named in a suit for damages in the amount of $2 million per defendant. The suit alleges that an officer of the Company misappropriated what is purported to be confidential information obtained from a current board member. The Company and its officer and directors deny the allegations, have retained counsel and are vigorously defending the lawsuit. It is not possible at this time to reasonably estimate the impact, if any on the Company's financial statements.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

General
-------

          Alpine Air is engaged in the air cargo business through its wholly owned subsidiary Alpine Aviation, Inc., a Utah corporation ("Alpine Aviation"), and its majority-owned subsidiary Alpine Air Chile, S.A. based in Santiago, Chile ("Alpine Air Chile"). Throughout most of the 1990's, we focused more and more on hauling mail for the U. S. Postal Service because of its favorable contracts, routes and payment practices. As a result of this focus, approximately 88% of Alpine Air's revenues now come from the U. S. Postal Service. Currently, our leased fleet consists of 16 Beech 99's and 6 Beech 1900's, three of which are used in the Chilean operation. In an effort to best utilize our flying capacity, we are seeking new contracts with integrated carriers such as UPS and FedEx, as well as with freight forwarders. These efforts are in addition to the work currently underway to obtain continued U. S. Postal Service routes under its new contracting program this spring. The Chilean operation is also working to add contracts as we establish ourselves as a reliable and consistent regional carrier in that country.

          Alpine Aviation currently has 12 routes covering 14 western cities in four states. Alpine Air Chile is currently covering routes in four cities and the Falkland Islands. Alpine Air's delivery time commitment ranges from one to four hours. Alpine Air has consistently garnered awards from the U. S. Postal Service for timeliness, ranking in the top 10% of all contract carriers for the Postal Service. Currently, the largest aircraft in our fleet are Beechcraft 1900's; the majority of our aircraft are Beechcraft 99's. We lease all of our aircraft.

Liquidity and Capital Resources
-------------------------------

          Market conditions have leveled out during this past quarter, with only marginal down turns. With the advent of the new contracting system proposed by the Postal Service, we hope that we will continue the routes we currently service and be able to increase our routes and loads. Even with the slowed demand, Alpine Aviation has been fortunate and continues to be
profitable.   Alpine Aviation has also been able to continue supporting Alpine
Air Chile as it continues to establish itself. The investment in Chile is viewed as a long-term effort which is expected to begin seeing positive cash flow as the year progresses. As we have continued to maintain a stable earnings pattern, even in light of outside changes, we continue to be comfortable with our future growth strategies. We are now actively seeking and reviewing new business opportunities which we feel will further enhance Alpine Air's growth potentials.

          During 2002, our lessor acquired additional aircraft and has indicated its willingness to lease these new aircraft to Alpine Air in the future, as our cargo hauling capacity requires. All of our aircraft are leased from entities controlled by our CEO, Eugene Mallette. Mr. Mallette's willingness to assume the financial responsibility for these aircraft has been crucial in our ability to expand capacity without incurring the related debt obligations until the aircraft are needed. Currently, we only make lease payments for those aircraft actively used in our flight operation. In addition, the leasing contract was renegotiated in January to a more favorable monthly rate.

          In addition to the current leasing arrangements, we have acquired three purchase options from entities controlled by Mr. Mallette, for various aircraft. These options will allow us to bring the aircraft under our ownership as our business expands.

          One of the reasons we have decided to continue Alpine Air's expansion efforts in Chile is the continued strength of our current financial situation. For the quarter ended January 31, 2003, we had working capital of $3,015,116, with current assets of $3,802,535, compared with current liabilities of $787,419. While down slightly from our previous quarter's surplus of $3,432,993, this remains a strong foundation from which we plan to expand our current operations both in the United States and in Chile.

          Overall, our asset base has changed only slightly to $10,379,655 at January 31, 2003, compared with $10,585,347 on October 31, 2002, our last fiscal year end. Our overall asset base partially decreased as we invested the expected one million dollars in establishing the Chilean operations. Inventory has increased to $1,414,121, partially as a result of the establishment of a working inventory in Chile and partially as the result of taking on additional retro-fitting contracts for our Lessor. As the retro-fitting projects are completed we expect the U.S. inventory to stabilize. Marketable securities have also decreased as the funds were used to finance the start up of the Chilean operations. Overall, we expect future liquidity to remain stable and become the basis for continued, controlled growth.

          In an effort to pursue new opportunities, we have formed a majority owned subsidiary corporation in Chile. As of January 31, 2003 Alpine Air has invested $1,177,370 in the Chilean operation. Over half of this investment, $622,079 has been in tangible items such as inventory and fixed assets. Additional funds have been needed to established an office, train all operations and pilot personnel and to set up a marketing team. The Chilean operation began generating revenue during this past quarter and it is expected that it should be in a position to cover its expenses by the end of this fiscal year.

Results of Operations
---------------------

          Revenue for the quarter ended January 31, 2003, was down as compared to the prior period. While the effects of reduced volume from the U.S. Postal Service are still being felt, and due to the continued loss of routes from the previous year, we are looking forward to building a larger cargo volume as the new Postal Service contracts are awarded this spring. There is no certainty that the Company will receive these awards. Revenue for the quarter ended January 31, 2003, was $2,538,668, which included $33,318 from the newly begun Chilean operation. Despite our previous hopes that we had seen the worst of the recession, we have been encouraged by our ability to maintain low operating costs as a percent of revenue. The lower monthly leasing rate obtained from our lessor has helped to keep operating costs low and is expected to have an ever bigger impact on the second quarter. It was anticipated by management that the early stages of the new Chilean operation would have an adverse impact on the total income; we are, however, encouraged that the impact has as yet been mild and that the Chilean operation in gaining sufficient ground to look toward becoming self-sufficient in the near future.

          Our revenue from cargo operations in the U.S. was $2,302,737 for the quarter ended January 31, 2003. This is down from the previous quarter, as we experienced the first full quarter after having reduced our routes.
Management is encouraged that the U.S. operation realized a before tax income of $186,240 from this reduced capacity. This confirms management's decision that the lost routes were not sufficiently profitable and Alpine Air would be better able to operate more efficiently without such routes for the present.

          Public service revenue rose somewhat from the same quarter last year due to the contracting of additional aircraft retrofitting projects performed on behalf of our aircraft lessor to retrofit the 1900s. Management does not currently anticipate the type of retrofitting revenues experienced in the 2001 year. Management has been investigating the possibility of accepting additional retrofitting projects and will act on such opportunities as they become available and fit our growth plans.

          While working to maintain the economies of scale reached by having reduced the cost of operations during the second quarter of fiscal 2002, we have begun to gear up our maintenance facility to be ready to take on additional projects. We are also currently looking into the additional equipment, which we anticipate will be required by the U. S. Postal Service in conjunction with the beginning of its new contracts. This is in the early investigatory stages and we do not presently know what impact this additional equipment with have on our cash or income. We have assured the Postal Service that we will be ready with all needed equipment and electronic infrastructure to begin all new contracts which we might receive.

          Our general and administrative expenses continue to be higher than in past years. This is due in large part to the additional need for legal and accounting services as needed to maintain proper reporting as a publicly held company. Management believes these costs are justified as they look to the future and possible additional offerings as they expand operations and revenue streams. In addition, management has incurred costs to maintain a presence in Washington, D.C. during this past year as we presented our case to the Postal Service of the need for continued air service to all parts of the United States. We are confident that, as our plans for growth come into play, general and administrative costs as a percentage of revenue will decline. We feel management continues to operate efficiently from a general and administrative standpoint.

          Although we experienced a net loss of $84,558 for the quarter ended January 31, 2003, as compared to a modest gain from last year-ended October 31, 2002, of $18,349, we are optimistic for the future. During a time of route reductions and lowered cargo volume, the Company has been able to continue with its growth plans unaided by outside funding. Alpine Aviation has accomplished this and still shown a profit.

Forward-Looking Information.
----------------------------

          Statements made in this Form 10-QSB which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of Alpine Air Express, including, without limitation,
(i) our ability to retain our current air cargo routes with the U. S. Postal Service and to maintain our current expansion strategy; and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

          Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in Alpine Air's reports on file with the SEC: general economic or industry conditions, nationally and/or in the communities in which Alpine Air conducts business; legislation or regulatory requirements; conditions of the securities markets; changes in the air cargo industry; acts of war and/or terrorism; competition; our ability to raise capital; changes in accounting principles, policies or guidelines; financial or political instability; and other economic, competitive, governmental, regulatory and technical factors affecting Alpine Air's services and prices.

          Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. Alpine Air does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Item 3.   Controls and Procedures.

          Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          On December 20, 2002, Alpine Air; Alpine Air's wholly-owned subsidiary, Alpine Aviation, Inc., a Utah corporation ("Alpine Aviation"); Eugene Mallette (our Chief Executive Officer), and Kenneth D. Holliday (a director of Alpine Air), were named as defendants in Case No. 2002CV63156, filed in the Superior Court of Fulton County, State of Georgia, by North South Airways, Inc., a Georgia corporation ("North South"). The lawsuit alleges that Mr. Holliday breached his duty to North South by supplying confidential information to Alpine Air and its subsidiaries in breach of his obligations to North South. The complaint also alleges that Alpine Air and Mr. Mallette misappropriated this information and seeks damages in the amount of $2 million per defendant. The defendants were served with the summons and complaint in this matter on December 26, 2002. All defendants are vigorously disputing each claim.

          This lawsuit was disclosed in a Current Report on Form 8-K, dated December 27, 2002, which we filed with the Securities and Exchange Commission on January 2, 2003, and which is incorporated herein by reference. See Part II, Item 6 of this report.

Item 2.   Changes in Securities.

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matter was submitted to a vote of Alpine Air's security holders during the period covered by this report. On March 7, 2003, which is subsequent to the period covered by this report, Alpine Air held its annual meeting of stockholders.

          At the annual meeting, the following nominees were elected to serve on our Board of Directors until the next annual meeting of the stockholders of Alpine Air or the election and qualification of their successors:

          *  Eugene R. Mallette;

          *  Max A. Hansen;

          *  Joseph O. Etchart; and

          *  Kenneth D. Holliday.

          The stockholders of Alpine Air also voted to ratify the Board of Directors' retention of Grant Thornton LLP as Alpine Air's independent auditor for the 2003 fiscal year.

          A total of 9,939,576 shares of our issued and outstanding common stock were voted in favor of electing Messrs. Mallette and Hansen and the appointment of Grant Thornton LLP, with no shares voted against and no shares abstaining. A total of 9,939,116 shares were voted in favor of electing Messrs. Etchart and Holliday, with no shares voted against and 460 shares abstaining.

Item 5.   Other Information.

          Effective November 6, 2002, Alpine Air changed its independent auditors from Squire & Company, PC to Grant Thornton LLP. This change was disclosed in Alpine's Current Report on Form 8-K, dated November 6, 2002, which was filed with the Securities and Exchange Commission on November 12, 2002, and amended on November 14, 2002, and which is incorporated herein by reference. See Part II, Item 6 of this report. As stated in the Form 8-K, there was no disagreement between us and Squire & Company, PC over accounting policies or procedures.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

              None.

          (b) Reports on Form 8-K.*

          Current Report on Form 8-K, dated November 6, 2002, which was filed with the Securities and Exchange Commission on November 12, 2002, and amended on November 14, 2002.

          Current Report on Form 8-K, dated December 27, 2002, which was filed with the Securities and Exchange Commission on January 2, 2003.

          Current Report on Form 8-K, dated January 2, 2003, which was filed with the Securities and Exchange Commission on January 2, 2003.


          * These documents and related exhibits have previously been filed with the Securities and Exchange Commission and are incorporated herein by this reference.

                                SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ALPINE AIR EXPRESS, INC.


Date:  3/24/03                           By: /s/ Eugene R. Mallette
      --------                              ------------------------
                                            Eugene R. Mallette, Chief
                                            Executive Officer and Director


Date:  3/27/03                               /s/ Leslie Hill
      --------                              ------------------------
                                            Leslie Hill, Chief Financial
                                            Officer


Date:  3-27-2003                             /s/ Max A. Hansen
      ----------                            ------------------------
                                            Max A. Hansen, Secretary/Treasurer
                                            and Director


Date:  3-27-03                               /s/ Joseph O. Etchart
      --------                              ------------------------
                                            Joseph O. Etchart, Director


Date:  3/25/03                               /s/ Kenneth D. Holliday
      --------                              ------------------------
                                            Kenneth D. Holliday, Director

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Eugene R. Mallette, Chief Executive Officer of Alpine Air Express, Inc. (the "Registrant"), certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of the Registrant;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

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

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  3/24/03                       Signature: /s/ Eugene R. Mallette
       --------                                 -----------------------
                                                Eugene R. Mallette,
                                                Chief Executive Officer

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Leslie Hill, Chief Financial Officer of Alpine Air Express, Inc. (the "Registrant"), certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of the Registrant;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

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

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: 3/27/03                          Signature: /s/ Leslie Hill
      --------                                    -----------------------
                                                  Leslie Hill,
                                                  Chief Financial Officer

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly report of Alpine Air Express, Inc. (the "Company") on Form 10-QSB for the period ending January 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), We, Eugene R. Mallette, Chief Executive Officer, and Leslie Hill, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



 /s/ Eugene R. Mallette
-----------------------
Eugene R. Mallette
Chief Executive Officer
3/24/2003

 /s/ Leslie Hill
----------------
Leslie Hill
Chief Financial Officer
3/24/2003