Form 10QSB
period 2003-04-30
ALPINE AIR EXPRESS INC/DE
filed 2003-07-21
CIK 1092807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                               FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended April 30, 2003

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

                              July 9, 2003

                            11,000,000 shares
Transitional Small Business Disclosure Format (Check one):  Yes  X  No
                                                                ---   ---

                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

     The consolidated financial statements of Alpine Air Express, Inc., a Delaware corporation, and its two subsidiaries Alpine Aviation, Inc., a Utah corporation and Alpine Air Chile, S.A. are required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with related notes. In the opinion of management, the financial statements present fairly the consolidated financial condition, results of operations and cash flows of Alpine Air for the periods presented.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               APRIL 30, 2003 AND OCTOBER 31, 2002

           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


            Alpine Air Express, Inc. and Subsidiaries

              CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                                   April 30,     October 31,
                                                     2003             2002
                                                   (Unaudited)
CURRENT ASSETS
Cash and cash equivalents                        $      98,488    $   494,517
Marketable securities (Note B)                         306,886        855,402
Trade accounts receivable, net (Note C)                766,125        688,087
Accounts receivable-related parties (Note G)         1,030,387        571,489
Receivable from minority stockholders, net of
 allowance (Note H)                                          -         24,570
Income taxes receivable                                 61,460         61,460
Prepaid expenses (Note D)                              302,739        358,358
Inventories (Note E)                                 1,151,363      1,090,659
Deferred tax asset                                     161,165        112,543
                                                 -------------    -----------
Total current assets                                 3,878,613      4,257,085

PROPERTY AND EQUIPMENT, NET                          1,796,844      1,868,233
DEPOSIT ON AIRCRAFT PURCHASE OPTION                  1,350,000      1,350,000
RECEIVABLE FROM RELATED PARTIES (Note G)             2,890,721      2,798,529
AIRCRAFT DEPOSITS                                      510,500        311,500
                                                 -------------    -----------
                                                 $  10,426,678    $10,585,347
                                                 =============    ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Trade accounts payable                          $      99,994    $   225,516
 Accounts payable - related parties (Note G)           207,690        325,425
 Accrued expenses                                      243,343        231,903
 Income taxes payable                                  206,896              -
 Refundable deposits                                    29,000         41,248
                                                 -------------    -----------
 Total current liabilities                             786,923        824,092
                                                 -------------    -----------
DEFERRED INCOME TAXES                                    9,110          6,002
COMMITMENTS AND CONTINGENCIES                                -              -

MINORITY INTEREST (Note H)                                   -              -
STOCKHOLDERS' EQUITY

 Preferred stock, $.001 par value.  Authorized
  1,000,000 shares, none issued or outstanding               -              -
 Common stock, $.001 par value, 20,000,000 shares
  authorized, 11,000,000 shares issued and
  outstanding                                           11,000         11,000
 Additional paid-in capital                          1,590,078      1,590,078
 Accumulated other comprehensive income (loss)        (117,301)       (67,975)
 Retained earnings                                   8,146,868      8,222,150
                                                   -----------    -----------
Total stockholders' equity                           9,630,645      9,755,253
                                                   -----------    -----------
                                                   $10,426,678    $10,585,347
                                                   ===========    ===========

The accompanying notes are an integral part of these financial statements.

                  Alpine Air Express, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                Three months ended        Six months ended
                                   April 30,                 April 30,
                                 2003        2002         2003         2002
                            (Unaudited)   (Unaudited) (Unaudited) (Unaudited)
Operating revenues
 Operations                  $2,080,652   $2,594,926   $4,338,395 $5,424,118
 Public services              1,198,184      381,958    1,479,109    479,371
                             ----------   ----------   ---------- ----------
    Total operating revenues  3,278,836    2,976,884    5,817,504  5,903,489

Direct costs
 Operations                   1,801,824    2,133,287    3,813,318  4,914,599
 Public services                907,341      214,145    1,075,908    287,693
                             ----------   ----------   ---------- ----------
 Total direct costs           2,709,165    2,347,432    4,889,226  5,202,292
                             ----------   ----------   ---------- ----------
   Gross profit                 569,671      629,452      928,278    701,197

Operating expenses
 General and administrative     411,022      276,180      883,477    686,015
 Depreciation                    43,981       44,614       84,986     77,041
                             ----------   ----------   ---------- ----------
    Total operating expenses    455,003      320,794      968,463    763,056
                             ----------   ----------   ---------- ----------
Operating income (loss)         114,668      308,658      (40,185)   (61,859)

Other income (expense)
 Interest                        47,538       64,875       94,361    111,698
 Legal settlement                     -     (112,800)           -   (112,800)
 Other income, net               (7,894)      42,863       49,410     69,336
                             ----------   ----------   ---------- ----------
    Total other income (exp)     39,644       (5,062)     143,771     68,234
                             ----------   ----------   ---------- ----------
     Income (loss)before taxes
      and minority interest     154,312      303,596      103,586      6,375
Income tax expense (benefit)    145,038      183,659      178,868    (29,009)
                             ----------   ----------   ---------- ----------
  Income (loss) before
  minority interest               9,274      119,937      (75,282)    35,384
Minority interest in net loss
 of subsidiary (Note H)               -            -            -          -
                             ----------   ----------   ---------- ----------
      NET INCOME (LOSS)      $    9,274   $  119,937   $  (75,282)$   35,384
                             ==========   ==========   ========== ==========
Income (loss) per share (Note J)
 Basic                       $     0.00   $     0.01   $    (0.01)$     0.00
 Diluted                           0.00         0.01        (0.01)      0.00

Weighted average shares outstanding
 Basic                       11,000,000   11,000,000   11,000,000 11,000,000
 Diluted                     11,000,000   11,209,203   11,000,000 11,209,132


The accompanying notes are an integral part of these financial statements.

                Alpine Air Express, Inc. and Subsidiaries

    CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    For the Six Months Ended

                                            Accumulated
                                Additional     other
                 Common Stock    Paid-in   Comprehensive  Retained
                Shares   Amount  Capital   Income (loss)  earnings   Total
Balance at
November 1,
2002         11,000,000 $ 11,000 $ 1,590,078 $ (67,975) $8,222,150 $9,755,253

Comprehensive
income(loss)
  Net income          -        -           -         -     (75,282)   (75,282)
  Unrealized
  loss on
  available-
  for-sale
  securities,
  net of tax          -        -           -   (32,257)          -    (32,257)
  Foreign
  currency
  translation
  adjustment,
  net of minority
  interest            -        -           -   (17,068)          -    (17,068)
  Comprehensive
  loss                -        -           -         -           -   (124,609)

Balance at
April 30, 2003
(Unaudited)  11,000,000  $11,000  $1,590,078 $(117,301) $8,146,868 $9,630,645

The accompanying notes are an integral part of these financial statements.

               Alpine Air Express, Inc. and Subsidiaries

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            UNAUDITED
                                                Six months ended April 30,
                                                        2003        2002
Increase (decrease) in cash and
 cash equivalents
Cash flows from operating activities
 Net income (loss)                                 $   (75,282)    $   35,384
 Adjustments to reconcile net income to
 net cash provided by (used in) operating activities
  Bonus applied to reduce related party receivable           -        146,700
  Realized gain on marketable securities               (55,141)       (19,336)
  Deferred tax expense (benefit)                       (28,028        (36,674)
  Depreciation and amortization                         84,986         77,041
  Allowance for bad debt                                24,570        (50,000)
  Changes in operating assets and liabilities
    Trade accounts receivable                          (78,038)       117,371
    Accounts receivable - related parties             (458,898)       173,149
    Inventories                                        (60,704)       360,597
    Prepaid expenses                                    55,619       (296,153)
    Aircraft deposits                                 (199,000)             -
    Accrued interest on loan to officer and
     related parties                                   (92,192)       (91,472)
    Trade accounts payable                            (125,522)        32,081
  Accounts payable - related parties                (117,735)       304,043
    Accrued expenses                                    11,440        (62,917)
    Refundable deposits                                (12,248)       (70,143)
    Income taxes payable                               206,896             -
                                                    ----------     ----------
       Total adjustments                              (843,995)       584,287
                                                    ----------     ----------
       Net cash provided by (used in)
        operating activities                          (919,277)       619,671
                                                    ----------     ----------

                           (Continued)

               Alpine Air Express, Inc. and Subsidiaries

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                            UNAUDITED
                                                Six months ended April 30,
                                                        2003        2002
Cash flows from investing activities
  Proceeds from sale of marketable securities           552,010       306,273
  Payments received on receivables from
   related parties                                            -       252,085
  Purchase of marketable securities                           -      (628,991)
  Purchase of property, and equipment                    (7,541)     (445,000)
                                                      ---------     ---------
        Net cash provided by(used in)
         investing activities                           544,469      (515,633)
                                                      ---------     ---------
Effect of exchange rate changes on cash                 (21,221)            -
                                                      ---------     ---------
        Net change in cash and cash equivalents        (396,029)      104,038

Beginning cash and cash equivalents                     494,517       526,396
                                                      ---------     ---------
Ending cash and cash equivalents                      $  98,488     $ 630,434
                                                      =========     =========

Supplemental disclosures of cash flow information
Cash paid during the year for
   Interest                                           $       -     $       -
   Income taxes                                               -        12,915

Noncash investing and financing activities

2003
For the six months ended April 30, 2003, the Company had a net unrealized loss on marketable securities of $80,354 As a result, the deferred tax asset was increased by $46,193 and accumulated comprehensive loss was increased by $34,161

2002
For the year ended October 31, 2002, the Company had a net unrealized loss on marketable securities of $141,951. As a result, the deferred tax asset was increased by $53,941 and accumulated comprehensive loss was decreased by $88,010.
The accompanying notes are an integral part of these financial statements.

            Alpine Air Express, Inc. and Subsidiaries

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED)

                    April 30, 2003 and 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Alpine Air Express, Inc. and subsidiaries (the Company) is presented to assist in understanding the
Company's financial statements.   These accounting policies conform to
accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the condensed consolidated financial statements.


1.   Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Alpine Air Express Inc. and the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and footnote disclosures required by US GAAP for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended October 31, 2002 included in the Company's Form 10-KSB. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of April 30, 2003, its consolidated results of operations for the three and six months ended April 30, 2003 and 2002 and its consolidated cash flows for the six months ended April 30, 2003 and 2002. The results of operations for the three and six months ended April 30, 2003, may not be indicative of the results that may be expected for the year ending October 31, 2003.

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

                    April 30, 2003 and 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

2.    Organization and business description - continued

The Company entered into aircraft leases with CLB, Inc. and Mallette Family, LLC that meet the conditions to be considered a variable interest entity
(VIE). The VIE's assets consists primarily of aircraft recorded at $7,388,309, debt of $2,474,775 and equity of $4,640,534. The Company does not currently consolidate the VIE because it is not required to under current accounting standards; however, it is reasonably possible that it will be required to consolidate the VIE beginning July 1, 2003. See "Recent Accounting Pronouncements" below for a discussion of the change in accounting standards related to VIE's and the anticipated impact on the Company.

3.    Principles of consolidation

The consolidated financial statements include the accounts and operations of Alpine Air Express, Inc., its wholly-owned subsidiary Alpine Aviation, Inc. and Alpine Air Chile S.A. which is 85 percent owned by the Company (together referred to as the Company). All material intercompany transactions and accounts have been eliminated in the consolidation.

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

6.    Marketable securities

The Company classifies its marketable securities as available-for-sale. These marketable securities consist of government bonds and corporate equity securities that are stated at market value. Unrealized gains and losses on available-for-sale securities are reflected as other comprehensive income (losses), net of tax, in stockholders' equity. Realized gains and losses on all marketable securities are included in operations and are derived using the specific identification method for determining the cost of securities sold.
It is the Company's intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, all marketable securities are classified as current assets.

            Alpine Air Express, Inc. and Subsidiaries

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED)

                    April 30, 2003 and 2002

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

                    April 30, 2003 and 2002

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

14.   Income (Loss) per common share

The Company follows the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128). SFAS No. 128 requires the presentation of basic and diluted EPS. Basic EPS are calculated by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted EPS are similarly calculated, except that the weighted-average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential. Potential common shares having an anti-dilutive effect on periods presented are not included in the computation of dilutive EPS (209,132 shares for the three and six months ended April 30, 2003).

            Alpine Air Express, Inc. and Subsidiaries

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED)

                    April 30, 2003 and 2002

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

16.   Segment reporting

Statement of Financial Accounting Standards No. 131 (SFAS 131) "Disclosures about Segments of an Enterprise and Related Information", requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. The Company's operations involve a single industry segment as an air cargo operator, transporting mail, packages and other time-sensitive cargo. However, with the addition of Alpine Air Chile, during fiscal year ended October 31, 2002, the Company's operations now consist of two geographical segments.

17.   Certain reclassifications

Certain immaterial reclassifications have been made to the 2002 financial statements to conform with the 2003 presentation.

18.   New accounting pronouncements

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This Interpretation specifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This applies to guarantees issued or modified after December 31, 2002. The Interpretation also revises the disclosure requirements about a guarantor's obligations under agreements, which are affective for the 2002 consolidated financial statements. The Company is currently evaluating the provisions of Interpretation No. 45, which are effective in 2003, and does not currently believe this statement will have a material effect on the consolidated financial statements.

            Alpine Air Express, Inc. and Subsidiaries

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED)

                    April 30, 2003 and 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

18.   New accounting pronouncements - continued

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". The Interpretation defines variable interest entities and addresses consolidation of such entities by the primary beneficiary of the entity. The Interpretation is effective for interests in variable interest entities created after January 31, 2003. For interests in variable interest entities created before January 31, 2003, the Interpretation shall apply to the first interim or annual reporting period beginning after June 15, 2003. The Company is currently assessing the impact of Interpretation No. 46, but currently does not believe it will have a material effect on its consolidated financial statements.


NOTE B - MARKETABLE SECURITIES

The amortized cost, net unrealized gains and losses, and estimated fair value of available-for-sale securities by major security type were as follows:
                                                     Net          Estimated
                                        Amortized  unrealized         fair
   April 30, 2003                       cost       gains            value
   Available-for-sale securities
        Government agency bonds         $      -  $       -       $      -
        Corporate equity                 533,186   (226,300)       306,886
                                        --------  ---------       --------
                                        $533,186  $(226,300)      $306,886
                                        ========  =========       ========

                                                     Net          Estimated
                                        Amortized  unrealized         fair
   October 31, 2002                       cost       gains            value
   Available-for-sale securities
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
                                        ========  =========       ========

            Alpine Air Express, Inc. and Subsidiaries

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED)

                    April 30, 2003 and 2002

NOTE C - TRADE ACCOUNTS RECEIVABLE

  Trade accounts receivable consist of the following:

                                              April 30,   October 31,
                                                2003           2002
   Trade accounts receivable                  $816,125      $738,087
   Less allowance for doubtful accounts         50,000        50,000
                                              --------      --------
                                              $766,125      $688,087
                                              ========      ========
NOTE D - PREPAID EXPENSES

  Prepaid expenses consist of the following:

                                              April 30,   October 31,
                                                2003           2002
   Prepaid expenses and credits               $173,391      $222,043
   Prepaid other taxes                         129,348       136,315
                                              --------      --------
                                              $302,739      $358,358
                                              ========      ========

NOTE E - INVENTORIES

  The composition of inventories is as follows:

                                              April 30,   October 31,
                                                2003           2002
   Aircraft parts                           $1,140,615     $1,074,759
   WIP                                               -              -
   Fuel                                         10,748         15,900
                                            ----------     ----------
                                            $1,151,363     $1,090,659
                                            ==========     ==========

            Alpine Air Express, Inc. and Subsidiaries

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED)

                    April 30, 2003 and 2002

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
                   --------
                   $573,807
                   ========

The Company also leases aircraft from related parties on a month-to-month basis. All aircraft lease agreements require the Company to pay a refundable deposit equal to one month's base rent at inception of the lease. The Company then pays a monthly base rent and a contingent rent based on the number of flight hours for each aircraft. The Company is responsible for all costs associated with normal maintenance and aircraft insurance. The lessor reimburses all major repairs and replacements of engines and their components. In January 2003, the lessor renegotiated all aircraft leases requiring an additional security deposit, resulting in total security deposits equal to two month's rent per aircraft. In addition, the lessor gave the Company a one-month rent holiday for January.

Rental expense for all aircraft leases is as follows:
                                  Three Months Ended     Six Months Ended
                                      April 30,               April 30,
                                   2003      2002          2003        2002
   Minimum rentals               $554,000  $718,000    $1,251,000   $1,619,612
   Contingent rentals             496,160   240,399       280,055      504,932
                                  -------  ------ -     ---------   ----------
                                 $551,160   $958,399   $1,531,055   $2,124,544
                                =========  =========   ==========   ==========

            Alpine Air Express, Inc. and Subsidiaries

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED)

                    April 30, 2003 and 2002

NOTE G - RELATED PARTY TRANSACTIONS

During the three months ended April 30, 2003 and 2002, the Company leased its aircraft from CLB Corporation (CLB) and Mallette Family, LLC, which are owned by an officer and significant stockholder of the Company. The lease payments vary depending on the type of aircraft and are due on a month-to-month basis. The Company owed lease payments of $207,690 and $325,425 to these related parties at April 30, 2003 and October 31, 2002, respectively. Total lease expenses to related parties are as follows:

                                  Three Months Ended     Six Months Ended
                                      April 30,               April 30,
                                   2003      2002          2003        2002
   CLB Corporation               $365,175  $541,312       $869,740  $1,131,192
   Mallette Family, LLC           303,725   417,087        661,315     993,352
                                  -------  - -----      ---------   ----------
                                 $668,900  $958,399     $1,531,055  $2,124,544
                                ==========  ==========  ==========  ==========

The Company performs maintenance and certain qualified repairs on these leased aircraft per the terms of the lease agreements. The Company charges CLB and Mallette Family, LLC cost plus ten percent markup on all parts labor and a fixed rate of $55 per hour for these services. Total related party sales and cost of sales related to aircraft maintenance are as follows:

                                      Three Months Ended     Six Months Ended
                                         April 30,               April 30,
                                       2003      2002         2003        2002
   Total related party sales        $1,034,523  $201,498 $1,163,836  $258,085
   Total related party cost of sales  (830,604) (147,355)  (943,432) (202,067)
                                     ---------  --------  ---------  --------
   Gross margin on related party
     transactions                      $206,914   $54,143  $220,404  $ 56,018
                                     ==========  ======== =========  ========

At April 30, 2003 and October 31, 2002, the Company had a receivable of $1,030,387 and $571,489, respectively, related to these repairs, reported under accounts receivable-related parties on the balance sheet.

During the year ended October 31, 2001, the Company loaned $2,500,000 to Mallette Family, LLC. This note bears interest at 6.50 percent, is unsecured, and is due December 2003. There were no payments received on this note for the six months ended April 30, 2003 and 2002. The balance of this note including accrued interest at April 30, 2003 and October 31, 2002 was $2,890,721 and $2,798,529, respectively.

            Alpine Air Express, Inc. and Subsidiaries

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED)

                    April 30, 2003 and 2002

NOTE H - RECEIVABLE FROM MINORITY INTEREST

In May 2002, the Company completed expansion of cargo air carrier operations and established a eighty-five-percent owned foreign subsidiary, Alpine Air Chile S.A. (Chile), headquartered in Santiago, Chile. There were no revenues For the fiscal year 2002, as actual flight operations of Chile did not Commence until after October 31, 2002. During the three and six months ended April 30, 2003, the Company recorded an allowance against the balance of the minority interest receivable of $24,569 due to economic conditions. The Company, as the majority shareholder, will absorb all losses subsequent to October 31, 2002 attributable to minority shareholders.

The following table provides selected financial information for Chilean operations in US dollars:

                                       Three months ended     Six months ended
                                          April 30,               April 30,
                                       2003        2002        2003       2002
Revenues                             $ 26,948        -        $60,266       -

Loss before income taxes             $194,825        -        456,363       -

Net loss                             $194,825        -        456,363       -

NOTE I - EMPLOYEE BENEFIT PLANS

401(k) Profit Sharing Plan

The Company has an employee benefit plan under Section 401(k) of the Internal Revenue Code. Employees who have at least three months of service with the Company may contribute a portion of their compensation up to the federal limit to the plan. The Company contributes an additional 50 percent of the amount contributed by employees up to a maximum of 3 percent of compensation. Participants are fully vested in employer contributions after two years of service. The Company contributed $20,917 and $26,451 for the six months ended April 30, 2003 and 2002, respectively.

            Alpine Air Express, Inc. and Subsidiaries

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED)

                    April 30, 2003 and 2002

NOTE J - INCOME (LOSS) PER COMMON SHARE

  The following data show the amounts used in computing net income per common share, for the six months ended April 30:

                                       Three months ended     Six months ended
                                          April 30,               April 30,
                                       2003        2002        2003      2002
 Net income (loss) per common share -
   basic and diluted
 Net income (loss) available to
   common shareholders                $9,274    $119,937   $ (75,282)  $35,384
                                  ==========   =========  ========== =========

 Common shares outstanding during
  During the entire period         11,000,000 11,000,000 11,000,000 11,000,000
 Weighted average common shares
   issued during the period                -           -         -          -
                                  ----------   ---------  ---------  --------
 Weighted average number of common
  shares used in basic EPS         11,000,000 11,000,000 11,000,000 11,000,000
 Dilutive effect of stock options          -     209,132         -     209,132
                                  ----------   ---------  ---------  --------
 Weighted average number of common
  shares and dilutive potential
  common stock used in diluted EPS 11,000,000 11,209,132 11,000,000 11,209,132
                                   ========== ========== ========== ==========
 Net income (loss) per share
   - basic and diluted               $   0.00      $0.01 $   (0.01)  $   0.00
                                   ========== ========== ========== ==========

The average number of shares relating to 197,052 options outstanding at April 30, 2003 and 2002 have been omitted from the computation of diluted Income (Loss) per share for the six months ended April 30, 2003, because to do so would be anti-dilutive.

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

                    April 30, 2003 and 2002

NOTE K - SEGMENT INFORMATION - CONTINUED

Financial information summarized by geographic segment for the six months ended April 30, 2003 are listed below:

                                Income (loss)      Long-
                                before income      lived        Total
                     Revenues       taxes          assets       assets
    United States  $5,757,238   $ 559,949      $1,787,693    $ 9,935,860
    Chile              60,266    (456,363)          9,151        490,818
                   ----------   ---------      ----------    -----------
    Reportable
    segments total $5,817,504   $ 103,586      $1,796,844    $10,426,678
                   ==========   =========      ==========    ===========

Financial information summarized by geographic segment for the three months ended April 30, 2003 is listed below:

                                Income (loss)      Long-
                                before income      lived        Total
                     Revenues       taxes          assets       assets
    United States  $3,248,888   $ 201,200      $1,787,693    $ 9,935,860
    Chile              26,948    (194,825)          9,151        490,818
                   ----------   ---------      ----------    -----------
    Reportable
    segments total $3,275,836   $   6,375      $1,796,844    $10,426,678
                   ==========   =========      ==========    ===========
NOTE L - CONCENTRATIONS

The Company receives the majority of its revenues from contracts with the U.S. Postal Service (USPS). For the six months ended April 30, 2003 and 2002, the revenues from contracts with the USPS represented 74 percent and 91 percent of total revenues, respectively. At April 30, 2003 and October 31, 2002, accounts receivable from the USPS totaled $685,529 and $666,051, respectively.

The Company has been notified it will be awarded certain contracts under the AMOT solicitation. It is not yet known which contacts will be awarded or when the new contract will become effective. The company is aware that resources will need to be allocated to become compliant with the U.S. Postal Service's new EDI and scanning requirements. The Company is also aware of the lower operating revenue these new contracts will provide. Given these new challenges the Company is currently reviewing its operations to ensure continued positive income for the U.S. operation.

In January 2003, the Company, Eugene Mallette (CEO) and Kenneth D. Holliday (a director) was named in a suit for damages in the amount of $2 million per defendant. The suit alleges that an officer of the Company misappropriated what is purported to be confidential information obtained from a current board member. The Company and its officer and directors deny the allegations, have retained counsel and are vigorously defending the lawsuit. It is not possible at this time to reasonably estimate the impact, if any on the Company's financial statements.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

General
-------

     Alpine Air Express, Inc., a Delaware corporation, is engaged in the air cargo business through its wholly owned subsidiary Alpine Aviation, Inc., a Utah corporation, and its majority-owned subsidiary Alpine Air Chile, S.A. based in Santiago, Chile. Throughout most of the 1990's, Alpine focused more and more on hauling mail for the Postal Service because of their favorable contracts, routes and payment practices. As a result of this focus, the majority of Alpine's revenue now comes from the Postal Service. We have expanded our operation to Chile through a Chilean subsidiary. Our Chilean subsidiary, while building its client base and experiencing consistent revenue, is still not profitable and depends on financial support from our Alpine Aviation, Inc. subsidiary.

     During the second quarter Alpine Aviation maintained its route structure while continuing to service the U.S. Postal Service under the ASYS-R contract extension. This contract ended on June 28, 2003. The Company has been notified it will be awarded certain contracts under the AMOT solicitation. It is not yet known which routes will be awarded or when the new contracts will become effective. The company is aware that resources will need to be allocated to become compliant with the U.S. Postal Service's new EDI and scanning requirements. The Company is also aware of the lower operating revenue these new contracts will provide. Given these new challenges the Company is currently reviewing its operations to ensure continued positive income for the U.S. operation. Alpine Aviation is also currently flying two charter routes in the states of Colorado and Georgia.

Alpine Air Chile is currently covering routes in four cities in Chile and the Falkland Islands. Alpine Air Chile's operation is working to add contracts as we establish ourselves as a reliable and consistent regional air carrier in Chile. In addition to expanding our operations into Chile, we are seeking new contracts with integrated carriers such as UPS and FedEx, as well as with freight forwarders, to better utilize our aircraft and infrastructure. Alpine is also actively seeking additional charter opportunities to utilize our aircraft and crews.

     The Company's delivery commitment on cargo and charter routes ranges from one to four hours. Alpine Aviation has consistently garnered awards from the U.S. Postal Service for timeliness ranking in the top 10% of all contract carriers for the Postal Service. Alpine Aviation services its routes with 16 Beechcraft 99's and 6 Beechcraft 1900's, leased from related parties. Apline Air Chile services its routes with three Beechcraft 1900's, leased from related parties. The Beechcraft 1900's are our largest aircraft.

     As the United States Postal Service has struggled with revenue shortfalls, the Postal Service has had to seek ways to cut its costs. As a result, the Postal Service has been opening up all of its routes for re-bidding. This re-bidding process has been in two stages, with the first stage already complete. In the first stage bidding process, CAIR-R contract, primarily all routes were awarded to large integrated carriers such as FedEx and the national airlines. In this second bidding process, AMOT, the Postal Service is focusing on the smaller routes serviced by companies such as Alpine. On June 23rd the Postal Service informed Alpine that we were not awarded AMOT contracts on the routes we currently are flying. We understood these contracts were awarded to company with a higher bid and subsequently filed a formal protest with Federal Claims Court in Washington DC. While the formal hearing has not yet come before the court, the Postal Service did offer to review the claim internally and last week announced they would be re-assigning the contracts to Alpine, finding we were both capable and ready to continue services them. The nature of the cargo airline industry creates high fixed costs which we would not be able to decrease quickly to match the loss of any routes. Such a loss could lead to financial difficulties for Alpine.

     On June 27, 2003, we filed with the Securities and Exchange Commission a Current Report on Form 8-K disclosing the Postal Service awarding of the routes to another vendor. On July 21, 2003, we filed with the Commission a Current Report on Form 8-K disclosing the proposed award of the AMOT contract to us. See the Exhibit Index, Part II, Item 6 of this Report.

Liquidity and Capital Resources
-------------------------------

     The overall market conditions for air cargo operations have been weak over the last several quarters. Even with this slow demand, we have been fortunate and have been able to support operations and undertake expansion into the Chilean market. This expansion is starting to deplete liquid assets. However, we are hopeful that as the Chile operation establishes itself, it will start producing a profit. This will relinquish the Chile operation's reliance on Alpine Aviation for funds and as the Chile group begins repayment to the US company, Alpine Aviation will have the funds needed to fund its expansion into other revenue sources.

     For the quarter ended April 30, 2003, we had a working capital surplus of $3,091,690 with current assets of $3,878,613 compared with current liabilities of $786,923. Our working capital position has remained fairly constant over the last months as we had a working capital surplus of $3,432,993 on October 31, 2002. Although our working capital position has remained fairly constant, the makeup of the working capital has changed. With the expansion in Chile and the need to support its operation, and the continuing sluggishness of the US air cargo market we serve, our cash and marketable securities has decreased significantly. At April 30, 2003, our cash and cash equivalents were down to $98,488 compared to $494,517 on October 31, 2002. Additionally, our marketable securities account decreased from $855,402 on October 31, 2002, to $306,886 on April 30, 2003. If we have operational shortfalls in the future or if we lose any Postal Service contracts, these liquid assets could be further depleted.

     The change in the makeup of current assets also reflects an increase in accounts receivable from a related party which increased to $1,030,387 on April 30, 2003, from $571,489 on October 31, 2002. This increase is the result of Alpine's work in retrofitting aircraft for entities controlled by our CEO and major shareholder, Eugene Mallette. Alpine leases all of our aircraft from entities controlled by Mr. Mallette and also performs the maintenance on all of these aircraft. Presently, the majority of the aircraft owned by these Mallette controlled entities are leased by Alpine. If Alpine loses any Postal Service routes, the rental income to these entities may be reduced substantially.

     Overall our asset base has remained fairly constant with total assets on April 30, 2003 of $10,426,678 compared to assets of $10,585,347 on October 31, 2002. Liabilities have also remained fairly constant with Alpine following a policy of carrying little to no long term debt. Depending on the outcome of the Postal Service bids, Alpine may change its debt makeup. If Alpine maintains or increases its routes with the Postal Service, we may seek to acquire some of our aircraft currently leased. However, if we do not at least maintain our Postal Service contracts, we will have to rethink the purchase of aircraft. Regardless of the outcome of the Postal Service contracts, we have the option to purchase three Beechcraft 1900 aircraft in August 2003. It is likely that we will purchase these aircraft since it will not require additional cash to complete the transaction. Overall, however, future liquidity and aircraft decision will be dictated by the outcome of the Postal Service bidding process. If we should lose routes through this bidding process, at least in the short term, our liquidity and profitability will be greatly affected. If we are unable to find additional work from other cargo sources, the loss of Postal Service routes could be a long term liquidity and profitability issue for Alpine.

Results of Operations
---------------------

     During the second quarter of 2003 Alpine maintained its contracts with the U.S. Postal Service under the ASYS-R extension. Cargo revenue from the Postal contracts for the second quarter of $2,053,704 was down from the first quarter by $170,718. This is a normal reduction of volume after the holiday season, included in our first quarter.

     The air cargo market serviced by Alpine continues to suffer from the general economic conditions. This prolonged down turn in the short haul air cargo market has resulted in our revenue from operations declining from prior quarters. Our revenue from operations for the quarter ending April 30, 2003, was $2,080,652, which was down from April 30, 2002, by $514,274. Overall revenue increased by $298,952 to $3,275,836 for the quarter ended April 30, 2003 from the quarter ended April 30, 2002. This increase was the result of increased public service revenue. Public service revenue increased to $1,198,184 for the quarter ended April 30, 2003, as we worked on the retrofitting of aircraft for the lessor of our aircraft. Even with the increase in public service revenue our operating income was down to $111,668 from $308,658 for the quarters ended April 30, 2003 and 2002, respectively. Net income for the quarter ended April 30, 2003 was only $9,274 and for the six months ended April 30, 2003, we had a net loss of $75,282.

     Profits have been hurt not only because of the general economic conditions but also from our expansion efforts in Chile. Presently, Chile is not producing a profit. Chile has had only marginal revenue to date and for the quarter ended April 30, 2003 contributed a loss of approximately $194,824 to Alpine just from its operations. Additionally, with the Chile operations, our general and administrative expenses have also increased further reducing profits. Hopefully, as Chile becomes more established, and produces additional revenue, operating profits will start to increase. At this time, we cannot predict when our Chile operations will start to increase revenue.

     In addition to the drain on profits from the Chile operation, the high fixed cost nature of the air cargo business creates a structure where once a certain volume is obtained profit percentage increases. With the reduction in air cargo volume, our profit margins have been reduced since revenues have been close to our fixed cost. As air cargo volume increases, these economies of scale should start to come back to our business. Additionally, for the three months ended April 30, 2003, the make up of our revenue was weighted more than usual to public service which has lower margins than the air cargo. Public service which consist primarily of maintenance and retrofitting work on aircraft is more labor and parts intensive creating smaller profit margins.

     Future results of operations will be dictated greatly by the outcome of the current bidding process on the Postal Service contracts. Alpine is very dependent, at this point, on these contracts and the loss of any contracts will affect our profit margins.

Forward-Looking Information.
----------------------------

     Statements made in this Form 10-QSB which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of Alpine Air Express, including, without limitation,
(i) our ability to obtain air cargo routes with the U. S. Postal Service and to maintain our current expansion strategy; and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

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

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     On December 20, 2002, Alpine Air; Alpine Air's wholly-owned subsidiary, Alpine Aviation, Inc., a Utah corporation ("Alpine Aviation"); Eugene Mallette (our Chief Executive Officer), and Kenneth D. Holliday (a director of Alpine Air), were named as defendants in Case No. 2002CV63156, filed in the Superior Court of Fulton County, State of Georgia, by North South Airways, Inc., a Georgia corporation ("North South"). The lawsuit alleges that Mr. Holliday breached his duty to North South by supplying confidential information to Alpine Air and its subsidiaries in breach of his obligations to North South. The complaint also alleges that Alpine Air and Mr. Mallette misappropriated this information and seeks damages in the amount of $2 million per defendant. The defendants were served with the summons and complaint in this matter on December 26, 2002. This action is currently in the discovery stage and all defendants are vigorously disputing each claim.
     This lawsuit was disclosed in a Current Report on Form 8-K, dated December 27, 2002, which we filed with the Securities and Exchange Commission on January 2, 2003, and which is incorporated herein by reference. See Part II, Item 6 of this report.

     Following the decision of the Postal Service not to award its routes to us, on June 27, 2003, we filed a complaint and motion for temporary restraining order and preliminary injunction in the United States Court of Federal Claims. Now that the Postal Service has indicated that it will award us the routes, we expect that this action will be dismissed as soon as they are formally awarded.

Item 2.   Changes in Securities.

     None; not applicable.

Item 3.   Defaults Upon Senior Securities.

     None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

     On March 7, 2003, Alpine Air held its annual meeting of stockholders. At the annual meeting, the following nominees were elected to serve on our Board of Directors until the next annual meeting of the stockholders of Alpine Air or the election and qualification of their successors:

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

Item 5.   Other Information.

     None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

     (a) Exhibits.

      Exhibit No.          Description
      -----------          -----------

        99                 906 Certification

     (b) Reports on Form 8-K.*

         Current Report on Form 8-K, dated December 27, 2002, which was filed with the Securities and Exchange Commission on January 2, 2003. Current Report on Form 8-K, dated June 25, 2003, which was filed with the Securities and Exchange Commission on June 27, 2003

         Current Report on Form 8-K, dated June 25, 2003, which was filed with the Securities and Exchange Commission on July 21, 2003

         * These documents and related exhibits have previously been filed with the Securities and Exchange Commission and are incorporated herein by this reference.

                                SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ALPINE AIR EXPRESS, INC.


Date: 7/21/03                            By: /s/ Eugene R. Mallette
      --------                              ------------------------
                                            Eugene R. Mallette, Chief
                                            Executive Officer and Director


Date: 7/21/03                                /s/ Leslie Hill
      --------                              ------------------------
                                            Leslie Hill, Chief Financial
                                            Officer


Date: 7/21/03                                /s/ Max A. Hansen
      ----------                            ------------------------
                                            Max A. Hansen, Secretary/Treasurer
                                            and Director


Date: 7/21/03                                /s/ Joseph O. Etchart
      --------                              ------------------------
                                            Joseph O. Etchart, Director


Date: 7/21/03                                /s/ Kenneth D. Holliday
      --------                              ------------------------
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

Dated: 7/21/03                        Signature: /s/ Eugene R. Mallette
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

Dated: 7/21/03                          Signature: /s/ Leslie Hill
      --------                                    -----------------------
                                                  Leslie Hill,
                                                  Chief Financial Officer