Form 10QSB/A
period 2003-04-30
ALPINE AIR EXPRESS INC/DE
filed 2003-08-06
CIK 1092807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                               FORM 10-QSB-A1

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

                              July 28, 2003

                            11,000,000 shares

Transitional Small Business Disclosure Format (Check one):  Yes     No X
                                                                ---   ---

                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

     The condensed consolidated financial statements of Alpine Air Express, Inc., a Delaware corporation, and its two subsidiaries Alpine Aviation, Inc., a Utah corporation and Alpine Air Chile, S.A. are required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with related notes. In the opinion of management, the financial statements present fairly the consolidated financial condition, results of operations and cash flows of Alpine Air for the periods presented.

     Alpine Air did not obtain a review of these financial statements by an independent accountant using professional review standards and procedures, although such a review is required by Form 10-QSB.


            Alpine Air Express, Inc. and Subsidiaries

              CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                                   April 30,     October 31,
                                                     2003             2002
                                                   (Unaudited)
CURRENT ASSETS
Cash and cash equivalents                        $      98,488    $   494,517
Marketable securities (Note B)                         306,886        855,402
Trade accounts receivable, net (Note C)                766,125        688,087
Accounts receivable-related parties (Note G)         1,030,387        571,489
Receivable from minority stockholders, net of
 allowance (Note H)                                          -         24,570
Income taxes receivable                                 61,460         61,460
Prepaid expenses (Note D)                              302,739        358,358
Inventories (Note E)                                 1,151,363      1,090,659
Deferred tax asset                                     161,165        112,543
                                                 -------------    -----------
Total current assets                                 3,878,613      4,257,085

PROPERTY AND EQUIPMENT, NET                          1,796,844      1,868,233
DEPOSIT ON AIRCRAFT PURCHASE OPTION                  1,350,000      1,350,000
RECEIVABLE FROM RELATED PARTIES (Note G)             2,890,721      2,798,529
AIRCRAFT DEPOSITS                                      510,500        311,500
                                                 -------------    -----------
                                                 $  10,426,678    $10,585,347
                                                 =============    ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Trade accounts payable                          $      99,994    $   225,516
 Accounts payable - related parties (Note G)           207,690        325,425
 Accrued expenses                                      243,343        231,903
 Income taxes payable                                  206,896              -
 Refundable deposits                                    29,000         41,248
                                                 -------------    -----------
 Total current liabilities                             786,923        824,092
                                                 -------------    -----------
DEFERRED INCOME TAXES                                    9,110          6,002
COMMITMENTS AND CONTINGENCIES (Note M)                       -              -

MINORITY INTEREST (Note H)                                   -              -
STOCKHOLDERS' EQUITY

 Preferred stock, $.001 par value.  Authorized
  1,000,000 shares, none issued or outstanding               -              -
 Common stock, $.001 par value, 20,000,000 shares
  authorized, 11,000,000 shares issued and
  outstanding                                           11,000         11,000
 Additional paid-in capital                          1,590,078      1,590,078
 Accumulated other comprehensive income (loss)        (117,301)       (67,975)
 Retained earnings                                   8,146,868      8,222,150
                                                   -----------    -----------
Total stockholders' equity                           9,630,645      9,755,253
                                                   -----------    -----------
                                                   $10,426,678    $10,585,347
                                                   ===========    ===========

The accompanying notes are an integral part of these financial statements.

                  Alpine Air Express, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                Three months ended        Six months ended
                                   April 30,                 April 30,
                                 2003        2002         2003         2002
                            (Unaudited)   (Unaudited) (Unaudited) (Unaudited)
Operating revenues
 Operations                  $2,080,652   $2,594,926   $4,338,395 $5,424,118
 Public services (Note G)     1,198,184      381,958    1,479,109    479,371
                             ----------   ----------   ---------- ----------
    Total operating revenues  3,278,836    2,976,884    5,817,504  5,903,489

Direct costs
 Operations                   1,801,824    2,133,287    3,813,318  4,914,599
 Public services (Note G)       907,341      214,145    1,075,908    287,693
                             ----------   ----------   ---------- ----------
 Total direct costs           2,709,165    2,347,432    4,889,226  5,202,292
                             ----------   ----------   ---------- ----------
   Gross profit                 569,671      629,452      928,278    701,197

Operating expenses
 General and administrative     411,022      276,180      883,477    686,015
 Depreciation                    43,981       44,614       84,986     77,041
                             ----------   ----------   ---------- ----------
    Total operating expenses    455,003      320,794      968,463    763,056
                             ----------   ----------   ---------- ----------
Operating income (loss)         114,668      308,658      (40,185)   (61,859)

Other income (expense)
 Interest                        47,538       64,875       94,361    111,698
 Legal settlement                     -     (112,800)           -   (112,800)
 Other income, net               (7,894)      42,863       49,410     69,336
                             ----------   ----------   ---------- ----------
    Total other income (exp)     39,644       (5,062)     143,771     68,234
                             ----------   ----------   ---------- ----------
     Income (loss)before taxes
      and minority interest     154,312      303,596      103,586      6,375
Income tax expense (benefit)    145,038      183,659      178,868    (29,009)
                             ----------   ----------   ---------- ----------
  Income (loss) before
  minority interest               9,274      119,937      (75,282)    35,384
Minority interest in net loss
 of subsidiary (Note H)               -            -            -          -
                             ----------   ----------   ---------- ----------
      NET INCOME (LOSS)      $    9,274   $  119,937   $  (75,282)$   35,384
                             ==========   ==========   ========== ==========
Income (loss) per share (Note J)
 Basic                       $     0.00   $     0.01   $    (0.01)$     0.00
 Diluted                           0.00         0.01        (0.01)      0.00

Weighted average shares outstanding
 Basic                       11,000,000   11,000,000   11,000,000 11,000,000
 Diluted                     11,000,000   11,209,203   11,000,000 11,209,132


The accompanying notes are an integral part of these financial statements.

                Alpine Air Express, Inc. and Subsidiaries

    CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  For the Six Months Ended April 30, 2003

                                            Accumulated
                                Additional     other
                 Common Stock    Paid-in   Comprehensive  Retained
                Shares   Amount  Capital   Income (loss)  earnings   Total
Balance at
November 1,
2002         11,000,000 $ 11,000 $ 1,590,078 $ (67,975) $8,222,150 $9,755,253

Comprehensive
income(loss)
  Net loss            -        -           -         -     (75,282)   (75,282)
  Unrealized
  loss on
  available-
  for-sale
  securities,
  net of tax          -        -           -   (32,257)          -    (32,257)
  Foreign
  currency
  translation
  adjustment,
  net of minority
  interest            -        -           -   (17,069)          -    (17,069)
  Comprehensive
  loss                -        -           -         -           -   (124,608)

Balance at
April 30, 2003
(Unaudited)  11,000,000  $11,000  $1,590,078 $(117,301) $8,146,868 $9,630,645

The accompanying notes are an integral part of these financial statements.

               Alpine Air Express, Inc. and Subsidiaries

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            UNAUDITED
                                                Six months ended April 30,
                                                        2003        2002
Increase (decrease) in cash and
 cash equivalents
Cash flows from operating activities
 Net income (loss)                                 $   (75,282)    $   35,384
 Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating activities
  Bonus applied to reduce related party receivable           -        146,700
  Realized gain on marketable securities               (55,141)       (19,336)
  Deferred tax expense (benefit)                       (28,028        (36,674)
  Depreciation and amortization                         84,986         77,041
  Provision for bad debt                                24,570        (50,000)
  Changes in operating assets and liabilities
    Trade accounts receivable                          (78,038)       117,371
    Accounts receivable - related parties             (458,898)       173,149
    Inventories                                        (60,704)       360,597
    Prepaid expenses                                    55,619       (296,153)
    Aircraft deposits                                 (199,000)             -
    Accrued interest on loan to officer and
     related parties                                   (92,192)       (91,472)
    Trade accounts payable                            (125,522)        32,081
  Accounts payable - related parties                  (117,735)       304,043
    Accrued expenses                                    11,440        (62,917)
    Refundable deposits                                (12,248)       (70,143)
    Income taxes payable                               206,896             -
                                                    ----------     ----------
       Total adjustments                              (843,995)       584,287
                                                    ----------     ----------
       Net cash provided by (used in)
        operating activities                          (919,277)       619,671
                                                    ----------     ----------

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

This summary of significant accounting policies of Alpine Air Express, Inc. and subsidiaries (the Company) is presented to assist in understanding the
Company's financial statements.   These accounting policies conform to
accounting principles generally accepted in the United States of America (USGAAP) and have been consistently applied in the preparation of the condensed consolidated financial statements.


1.   Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Alpine Air Express Inc. and the subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (USGAAP) for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and footnote disclosures required by USGAAP for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended October 31, 2002 included in the Company's Form 10-KSB. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of April 30, 2003, its consolidated results of operations for the three and six months ended April 30, 2003 and 2002 and its consolidated cash flows for the six months ended April 30, 2003 and 2002. The results of operations for the three and six months ended April 30, 2003, may not be indicative of the results that may be expected for the year ending October 31, 2003.

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

                           (UNAUDITED)

                    April 30, 2003 and 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

2.    Organization and business description - continued

The Company entered into aircraft leases with CLB, Inc. and Mallette Family, LLC that meet the conditions to be considered a variable interest entity
(VIE). The VIE's assets consist primarily of aircraft recorded at $7,388,309, debt of $2,474,775 and equity of $4,640,534. The Company does not currently consolidate the VIE because it is not required to under current accounting standards; however, it is reasonably possible that it will be required to consolidate the VIE beginning July 1, 2003. See "Recent Accounting Pronouncements" below for a discussion of the change in accounting standards related to VIE's and the anticipated impact on the Company.

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

8.    Property and equipment

Provision for depreciation for financial reporting purposes of property and equipment is computed on the straight-line method over their estimated useful lives as follows:

        Buildings and improvements     10 to 40 Years
        Equipment                       3 to 10 Years
        Furniture and fixtures          3 to 10 Years
        Spare aircraft engines          7 to 10 Years

Maintenance, repairs, and renewals, which neither materially add to the value of the property and equipment nor appreciably prolong the useful lives are charged to expense as incurred. Gains and losses on dispositions are included in operations.

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

14.   Income (Loss) per common share

The Company follows the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128). SFAS No. 128 requires the presentation of basic and diluted EPS. Basic EPS are calculated by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted EPS are similarly calculated, except that the weighted-average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential. Potential common shares having an anti-dilutive effect on periods presented are not included in the computation of dilutive EPS (194,088 shares for the six months ended April 30, 2003). 194,088 shares were excluded from the calculation of earnings per share for the three months ended April 30, 2003 because those options were not in the money.

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

18.   New accounting pronouncements

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This Interpretation specifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This applies to guarantees issued or modified after December 31, 2002. The Interpretation also revises the disclosure requirements about a guarantor's obligations under agreements, which are effective for the 2002 consolidated financial statements. The Company is currently evaluating the provisions of Interpretation No. 45, which are effective in 2003, and does not currently believe this statement will have a material effect on the consolidated financial statements.

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

Rental expense for all aircraft leases is as follows:
                                  Three Months Ended     Six Months Ended
                                      April 30,               April 30,
                                   2003      2002          2003        2002
   Minimum rentals               $554,000   $718,000    $1,251,000  $1,619,612
   Contingent rentals              96,300    240,399       280,055     504,932
                                  -------  ---------     ---------  ----------
                                 $650,900   $958,399    $1,531,055  $2,124,544
                                =========  =========    ==========  ==========

            Alpine Air Express, Inc. and Subsidiaries

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED)

                    April 30, 2003 and 2002

NOTE G - RELATED PARTY TRANSACTIONS

During the three and six months ended April 30, 2003 and 2002, the Company leased its aircraft from CLB Corporation (CLB) and Mallette Family, LLC, which are owned by an officer and significant stockholder of the Company. The lease payments vary depending on the type of aircraft and are due on a month-to-month basis. The Company owed lease payments of $207,690 and $325,425 to these related parties at April 30, 2003 and October 31, 2002, respectively. Total lease expenses to related parties are as follows:

                                  Three Months Ended     Six Months Ended
                                      April 30,               April 30,
                                   2003      2002          2003        2002
   CLB Corporation               $365,175  $541,312       $869,740  $1,131,192
   Mallette Family, LLC           285,725   417,087        661,315     993,352
                                  -------   -------        -------  ----------
                                 $650,900  $958,399     $1,531,055  $2,124,544
                                ========== ========     ==========  ==========

The Company performs maintenance and certain qualified repairs on these leased aircraft per the terms of the lease agreements. The Company charges CLB and Mallette Family, LLC cost plus ten percent markup on all parts and a fixed rate of $55 per hour for labor. Total related party sales and cost of sales related to aircraft maintenance are as follows:

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

The following table provides selected financial information for Chilean operations in US dollars:

                                       Three months ended     Six months ended
                                          April 30,               April 30,
                                       2003        2002        2003       2002
Revenues                             $ 26,948      $ -        $60,266     $ -

Loss before income taxes             (194,825)       -       (456,363)      -

Net loss                             (194,825)       -       (456,363)      -

NOTE I - EMPLOYEE BENEFIT PLANS

401(k) Profit Sharing Plan

The Company has an employee benefit plan under Section 401(k) of the Internal Revenue Code. Employees who have at least three months of service with the Company may contribute a portion of their compensation up to the federal limit to the plan. The Company contributes an additional 50 percent of the amount contributed by employees up to a maximum of 3 percent of compensation. Participants are fully vested in employer contributions after two years of service. For the three months ended April 30, 2003 and 2002, respectively, the Company contributed $9,486 and $13,602. The Company contributed $20,917 and $26,451 for the six months ended April 30, 2003 and 2002, respectively.

            Alpine Air Express, Inc. and Subsidiaries

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED)

                    April 30, 2003 and 2002

NOTE J - INCOME (LOSS) PER COMMON SHARE

  The following data show the amounts used in computing net income (loss) per common share, for the six months ended April 30:

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
                                   ========== ========== ========== ==========

The average number of shares relating to 194,088 options outstanding at April 30, 2003 have been omitted from the computation of diluted loss per share for the six months ended April 30, 2003, because they would be anti-dilutive. 194,088 shares were excluded from the calculation of earnings per share for the three months ended April 30, 2003 because those options were not in the money.


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
                   ==========   =========      ==========    ===========

Financial information summarized by geographic segment for the three months ended April 30, 2003 is listed below:

                                Income (loss)      Long-
                                before income      lived        Total
                     Revenues       taxes          assets       assets
    United States  $3,251,888   $ 349,137      $1,787,693    $ 9,935,860
    Chile              26,948    (194,825)          9,151        490,818
                   ----------   ---------      ----------    -----------
    Reportable
    segments total $3,278,836   $ 154,312      $1,796,844    $10,426,678
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

As the USPS has struggled with revenue shortfalls, it has had to seek ways to cut its costs. As a result, the USPS has been opening up all of its routes for re-bidding. This re-bidding process has been in two stages, with the first stage already complete. In the first stage bidding process, CAIR-R contract, primarily all routes were awarded to large integrated carriers such as FedEx and the national airlines. In this second bidding process, AMOT, the USPS is focusing on the smaller routes serviced by companies such as Alpine. On June 23rd the USPS informed Alpine that we were not awarded AMOT contracts on the routes we currently are flying. We understood these contracts were awarded to a company with a higher bid and subsequently filed a formal protest with Federal Claims Court in Washington DC. While the formal hearing has not yet come before the court, the USPS did offer to review the claim internally and last week announced they would be re-assigning the contracts to Alpine, finding we were both capable and ready to continue servicing them. The nature of the cargo airline industry creates high fixed costs which we would not be able to decrease quickly to match the loss of any routes. Such a loss could lead to financial difficulties for Alpine.

On June 27, 2003, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K disclosing USPS awarding of the routes to another vendor. On July 21, 2003, the Company filed with the Commission a Current Report on Form 8-K disclosing the proposed award of the AMOT contract to the Company. See the Exhibit Index, Part II, Item 6 of this Report.

During the second quarter Alpine Aviation maintained its route structure while continuing to service the USPS under the ASYS-R contract extension. For the six months ended April 30, 2003, revenues from this contract extension represented 74% of the Company's total revenues. This contract ended on June 28, 2003. The Company has been notified it will be awarded certain contracts under the AMOT solicitation. It is not yet known which contracts will be awarded or when the new contract will become effective. Given the Company's reliance on the USPS contracts, the number and timing of the route awards could materially affect the Company's revenues and impair realization of assets. The Company is aware that resources will need to be allocated to become compliant with the USPS's new EDI and scanning requirements. The Company is also aware of the lower operating revenue these new contracts will provide. Given these new challenges the Company is currently reviewing its operations to ensure continued positive income for the U.S. operation.

NOTE M - CONTINGENCIES

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

     During the second quarter Alpine Aviation maintained its route structure while continuing to service the U.S. Postal Service under the ASYS-R contract extension. For the six months ended April 30, 2003, revenues from this contract extension represented 74% of the Company's total revenues. This contract ended on June 28, 2003. The Company has been notified it will be awarded certain contracts under the AMOT solicitation. It is not yet known which routes will be awarded or when the new contracts will become effective. Given the Company's reliance on the USPS contracts, the number and timing of the route awards will materially affect the Company's revenues. The Company is aware that resources will need to be allocated to become compliant with the U.S. Postal Service's new EDI and scanning requirements. The Company is also aware of the lower operating revenue these new contracts will provide. Given these new challenges the Company is currently reviewing its operations to ensure continued positive income for the U.S. operation. Alpine Aviation is also currently flying two charter routes in the states of Colorado and Georgia.

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

     As the United States Postal Service has struggled with revenue shortfalls, the Postal Service has had to seek ways to cut its costs. As a result, the Postal Service has been opening up all of its routes for re-bidding. This re-bidding process has been in two stages, with the first stage already complete. In the first stage bidding process, CAIR-R contract, primarily all routes were awarded to large integrated carriers such as FedEx and the national airlines. In this second bidding process, AMOT, the Postal Service is focusing on the smaller routes serviced by companies such as Alpine. On June 23rd the Postal Service informed Alpine that we were not awarded AMOT contracts on the routes we currently are flying. We understood these contracts were awarded to a company with a higher bid and subsequently filed a formal protest with Federal Claims Court in Washington DC. While the formal hearing has not yet come before the court, the Postal Service did offer to review the claim internally and last week announced they would be re-assigning the contracts to Alpine, finding we were both capable and ready to continue servicing them. The nature of the cargo airline industry creates high fixed costs which we would not be able to decrease quickly to match the loss of any routes. Such a loss could lead to financial difficulties for Alpine.

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

     The air cargo market serviced by Alpine continues to suffer from the general economic conditions. This prolonged down turn in the short haul air cargo market has resulted in our revenue from operations declining from prior quarters. Our revenue from operations for the quarter ending April 30, 2003, was $2,080,652, which was down from April 30, 2002, by $514,274. Overall revenue increased by $301,952 to $3,278,836 for the quarter ended April 30, 2003 from the quarter ended April 30, 2002. This increase was the result of increased public service revenue. Public service revenue increased to $1,198,184 for the quarter ended April 30, 2003, as we worked on the retrofitting of aircraft for the related party lessor of our aircraft. Even with the increase in public service revenue our operating income was down to $114,668 from $308,658 for the quarters ended April 30, 2003 and 2002, respectively. Net income for the quarter ended April 30, 2003 was only $9,274 and for the six months ended April 30, 2003, we had a net loss of $75,282.

     Profits have been hurt not only because of the general economic conditions but also from our expansion efforts in Chile. Presently, Chile is not producing a profit. Chile has had only marginal revenue to date and for the quarter ended April 30, 2003 contributed a loss of approximately $194,825 to Alpine just from its operations. Additionally, with the Chile operations, our general and administrative expenses have also increased further reducing profits. Hopefully, as Chile becomes more established, and produces additional revenue, operating profits will start to increase. At this time, we cannot predict when our Chile operations will start to increase revenue.

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

                                         ALPINE AIR EXPRESS, INC.


Date: 8/6/03                             By: /s/ Eugene R. Mallette
      --------                              ------------------------
                                            Eugene R. Mallette, Chief
                                            Executive Officer and Director


Date: 8/6/03                                 /s/ Leslie Hill
      --------                              ------------------------
                                            Leslie Hill, Chief Financial
                                            Officer


Date: 8-6-03                                 /s/ Max A. Hansen
      ----------                            ------------------------
                                            Max A. Hansen, Secretary/Treasurer
                                            and Director


Date: 8/6/03                                 /s/ Joseph O. Etchart
      --------                              ------------------------
                                            Joseph O. Etchart, Director


Date: 8/05/03                                /s/ Kenneth D. Holliday
      --------                              ------------------------
                                            Kenneth D. Holliday, Director

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
     I, Eugene R. Mallette, Chief Executive Officer of Alpine Air Express, Inc. (the "Registrant"), certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB-A1 of the Registrant;
     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

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

Dated: 8/6/03                         Signature: /s/ Eugene R. Mallette
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

     1. I have reviewed this Quarterly Report on Form 10-QSB-A1 of the Registrant;

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

Dated: 8/6/03                           Signature: /s/ Leslie Hill
      --------                                    -----------------------
                                                  Leslie Hill,
                                                  Chief Financial Officer