Form 10QSB/A
period 2003-04-30
ALPINE AIR EXPRESS INC/DE
filed 2003-08-26
CIK 1092807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                               FORM 10-QSB-A2

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

                             August 22, 2003

                            11,000,000 shares

Transitional Small Business Disclosure Format (Check one):  Yes     No X
                                                                ---   ---

                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

     The condensed consolidated financial statements of Alpine Air Express, Inc., a Delaware corporation, and its two subsidiaries Alpine Aviation, Inc., a Utah corporation and Alpine Air Chile, S.A. are required to be filed with this 10-QSB-A2 Quarterly Report were prepared by management, and commence on the following page, together with related notes. In the opinion of management, the financial statements present fairly the consolidated financial condition, results of operations and cash flows of Alpine Air for the periods presented.

                   ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               APRIL 30, 2003

                 ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

              UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   CONTENTS

                                                                       PAGE
                                                                       ----

     Condensed Consolidated Balance Sheets at                          3
       April 30, 2003 [Unaudited] and October 31, 2002

     Unaudited Condensed Consolidated Statements of                    5
       Operations and Comprehensive Income for the Three and Six months ended April 30, 2003 and 2002

     Unaudited Condensed Consolidated Statement of                     6
       Stockholders' Equity, for the six months ended
       April 30, 2003

     Unaudited Condensed Consolidated Statements of                    7
       Cash Flows, for the six months ended April 30, 2003
       and 2002

     Notes to Unaudited Condensed Consolidated Financial               9
       Statements

                  ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                 ASSETS


                                                       April 30, October 31,
                                                         2003      2002
                                                     (Unaudited)


CURRENT ASSETS:
Cash and cash equivalents                       $    117,622   $    494,517

Marketable securities (Note B)                       306,886         855,402

Trade accounts receivable,
 net (Note C)                                        766,125         688,087

Accounts receivable-related parties
 (Note G)                                          1,030,387         571,489

Inventories (Note E)                               1,151,363       1,090,659

Prepaid expenses (Note D)                            326,209         358,358

Receivable from minority stockholders,
 net of allowance (Note H)                                -           24,570

Income taxes receivable                               61,460          61,460

Deferred tax asset                                   155,417         112,543

  Total Current Assets                             3,915,469       4,257,085

PROPERTY AND EQUIPMENT, NET                        1,796,844       1,868,233

DEPOSIT ON AIRCRAFT PURCHASE OPTION                1,350,000       1,350,000

RECEIVABLE FROM RELATED PARTIES (Note G)           2,890,721       2,798,529

AIRCRAFT DEPOSITS                                    510,500         311,500

                                                $ 10,463,534   $  10,585,347

                                   [Continued]


                       ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                  [CONTINUED]

                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   April 30,      October 31,
                                                     2003            2002
                                                  (Unaudited)


CURRENT LIABILITIES:
Trade accounts payable                          $    167,898   $     225,517

Accrued liabilities                                  260,136         231,902

Accrued liabilities - related parties (Note G)       213,575         325,425

Income taxes payable                                 242,698              -

Refundable deposits                                   29,000          41,248

     Total Current Liabilities                       913,307         824,092

DEFERRED INCOME TAXES                                  9,110           6,002

COMMITMENTS AND CONTINGENCIES (Note M)                    -               -

     Total Liabilities                               922,417         830,094

MINORITY INTEREST (Note H)                                -               -

STOCKHOLDERS' EQUITY:

Preferred stock, $.001 par value.  Authorized
  1,000,000 shares, none issued or outstanding            -               -

Common stock, $.001 par value,
  20,000,000 shares authorized,
  11,000,000 shares issued and
  outstanding                                         11,000          11,000

Additional paid-in capital                         1,590,078       1,590,078

Accumulated other comprehensive income (loss)       (157,465)        (67,975)

Retained earnings                                  8,097,504       8,222,150

     Total Stockholders' Equity                    9,541,117       9,755,253

                                                $ 10,463,534   $  10,585,347

The accompanying notes are an integral part of these financial statements.


                       ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           AND COMPREHENSIVE INCOME

                                        Three Months Ended  Six Months Ended
                                           April 30,           April 30,
                                         2003     2002     2003       2002


OPERATING REVENUE:
Operations                 $ 2,080,652  $ 2,594,926   $4,338,395  $ 5,424,118

Public services              1,198,184      381,958    1,479,109      479,371

 Total Operating Revenues    3,278,836    2,976,884    5,817,504    5,903,489

DIRECT COSTS:
Operations                   1,801,824    2,133,287    3,813,318    4,914,599

Public services (Note G)       907,341      214,145    1,075,908      287,693

  Total Direct Costs         2,709,165    2,347,432    4,889,226    5,202,292

  Gross Profit                 569,671      629,452      928,278      701,197

OPERATING EXPENSES:

General and administrative     436,322      276,180      908,777      686,015

Depreciation                    43,981       44,614       84,986       77,041

Total Operating Expenses       480,303      320,794      993,763      763,056

Operating income (loss)         89,368      308,658      (65,485)     (61,859)

OTHER INCOME (EXPENSES):

Interest income                 47,538       64,875       94,361      111,698

Legal settlement                    -      (112,800)          -      (112,800)

Gain (loss) on sale of
 securities, net                (2,318)          -        55,141           -

Other income (expense)          (5,576)      42,863       (5,731)      69,336

  Total Other Income
   (Expenses)                   39,644       (5,062)     143,771       68,234

Income (loss) before taxes
 and minority interest         129,012      303,596       78,286        6,375

Current income tax
 expense (benefit)             198,812      183,659      242,698        7,665

Deferred income tax
 expense (benefit)             (29,710)          -       (39,766)     (36,674)

Income (loss) before
 minority interest             (40,090)     119,937     (124,646)      35,384

Minority interest in
 net loss of subsidiary
 (Note H)                           -            -            -            -

NET INCOME (LOSS)          $   (40,090) $   119,937  $  (124,646) $    35,384

OTHER COMPREHENSIVE
 INCOME / (LOSS):
 Unrealized loss on
 available for sale
 securities                    (18,728)     (76,117)     (72,421)      (1,758)

Foreign currency
 translation                     7,698           -       (17,069)          -

COMPREHENSIVE INCOME
 (LOSS)                    $   (51,120) $    43,820  $  (214,136) $    33,626

Income (loss) per
 share (Note J)Basic       $     (0.00) $      0.01  $     (0.01) $      0.00

Diluted                          (0.00)        0.01        (0.01)        0.00


The accompanying notes are an integral part of these financial statements.


                  ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
                             STOCKHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED APRIL 30, 2003

                                  Common Stock              Additional
                              ___________________            Paid-in
                              Shares        Amount           Capital


BALANCE, November 1, 2002          11,000,000     $    11,000     $ 1,590,078

Net loss for the six months
  ended April 30, 2003                     -               -               -


Unrealized loss on available-
  for-sale securities, net of tax          -               -               -

Foreign currency translation
  adjustment, net of minority
  interest                                 -               -               -

BALANCE, April 30, 2003            11,000,000     $    11,000     $ 1,590,078

<CONTINUED>


                  ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
                             STOCKHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED APRIL 30, 2003

                                  Comprehensive     Retained     Accumulated
                                  Income (Loss)     Earnings        Total


BALANCE, November 1, 2002           $ (67,975)    $ 8,222,150     $ 9,755,253

Net loss for the six months
  ended April 30, 2003                     -         (124,646)       (124,646)

Unrealized loss on available-
 for-sale securities, net of tax      (72,421)             -          (72,421)

Foreign currency translation
  adjustment, net of minority
  interest                                 -               -               -

BALANCE, April 30, 2003               (17,069)             -          (17,069)



                   ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               Increase (Decrease) in Cash and Cash Equivalents

                                                       Six Months Ended
                                                          April 30,
                                                     2003            2002


Cash flows from operating activities:
Net income (loss                                    $    (124,646) $  35,384

Adjustments to reconcile net income
 (loss) to net cash provided by (used in) operating activities

    Bonus applied to reduce related party
      receivable                                               -     146,700

     Realized gain on marketable securities               (55,141)   (19,336)

     Deferred tax expense (benefit)                       (39,766)   (36,674)

     Depreciation and amortization                         84,986     77,041

     Provisions for bad debt                               24,570    (50,000)

Changes in operating assets and liabilities

      Trade accounts receivable                           (52,738)   117,371

      Accounts receivable - related parties              (458,898)   173,149

      Inventories                                         (60,704)   360,597

      Prepaid expenses                                     55,619   (296,153)

      Aircraft deposits                                  (199,000)        -

      Accrued interest on loan to officer and
       related parties                                    (92,192)   (91,472)

      Trade accounts payable                             (106,388)    32,081

      Accounts payable - related parties                 (117,735)   304,043

      Accrued expenses                                     11,440    (62,917)

      Refundable deposits                                 (12,248)   (70,143)

      Income taxes payable                                242,698         -

        Total Adjustments                                (775,497)   584,287

        Net Cash Provided by (Used in)
         Operating Activities                            (900,143)   619,671


                                    [Continued]

                    ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     [CONTINUED]
                                                         Six Months Ended
                                                            April 30,
                                                        2003            2002


Cash flows from investing activities:
 Proceeds from sale of marketable securities      $    552,010    $  306,273

 Payments received on receivables from
  related parties                                           -        252,085

 Purchase of marketable securities                          -       (628,991)

 Purchase of property, and equipment                    (7,541)     (445,000)

     Net cash provided by(used in)
       investing activities                            544,469      (515,633)

Effect of exchange rate changes on cash                (21,221)           -

Net change in cash and cash equivalents               (376,895)      104,038

Beginning cash and cash equivalents                    494,517       526,396

Ending cash and cash equivalents                  $    117,622    $  630,434

Supplemental disclosures of cash flow information
Cash paid during the period for
   Interest                                       $         -     $       -

  Income taxes                                              -         12,915

Non-cash investing and financing activities

For the six months ended April 30, 2003:

The Company had a net unrealized loss on marketable securities of $80,354. As a result, the deferred tax asset was increased by $46,193 and accumulated comprehensive loss was increased by $34,161.

For the six months ended April 30, 2002:

None

The accompanying notes are an integral part of these financial statements.

                   ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

          UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of presentation - The accompanying unaudited condensed consolidated financial statements of Alpine Air Express Inc. and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America USGAAP for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and footnote disclosures required by USGAAP for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended October 31, 2002 included in the Company's Form 10-KSB. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of April 30, 2003, its consolidated results of operations for the three and six months ended April 30, 2003 and 2002 and its consolidated cash flows for the six months ended April 30, 2003 and 2002. The results of operations for the three and six months ended April 30, 2003, may not be indicative of the results that may be expected for the year ending October 31, 2003.

Organization and business description - Alpine Aviation, Inc. (Alpine) was incorporated in the state of Utah on October 7, 1975. On June 12, 2000 Alpine entered into a transaction that was accounted for as a reverse merger with Riverside Ventures, Inc., a Delaware corporation incorporated on April 20, 1994. At the time of the transaction, Riverside Ventures, Inc. was inactive. All of the outstanding common stock of Alpine was exchanged for 9,895,000 shares of common stock of Riverside Ventures, Inc. The transaction, accounted for as a reverse acquisition, resulted in a recapitalization of Alpine, inasmuch as it was deemed to be the acquiring entity for accounting purposes. Subsequently, Riverside Ventures, Inc. changed its name to Alpine Air Express, Inc. The Company is an air cargo operator, transporting mail, packages and other time-sensitive cargo between cities in the western portion of the United States. In May of 2002, the Company expanded operations and started Alpine Air Chile S.A. to provide air cargo transportation to the region of Chile in South America.

The Company entered into aircraft leases with CLB, Inc. and Mallette Family, LLC that meet the conditions to be considered a variable interest entity
(VIE). The VIE's assets consist primarily of aircraft recorded at $7,388,309, debt of $2,474,775 and equity of $4,640,534. The Company does not currently consolidate the VIE because it is not required to do so under current accounting standards; however, it is reasonably possible that it will be required to consolidate the VIE beginning July 1, 2003. See "Recent Accounting Pronouncements" below for a discussion of the change in accounting standards related to VIE's and the anticipated impact on the Company.

              ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

       UNAUDITED NOTE  TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

Principles of consolidation - The consolidated financial statements include the accounts and operations of Alpine Air Express, Inc., its wholly-owned subsidiary Alpine Aviation, Inc. and Alpine Air Chile S.A. which is 85 percent owned by the Company (together referred to as the Company). All material intercompany transactions and accounts have been eliminated in the consolidation.

Cash and cash equivalents - The Company considers demand deposits at banks and money market funds at other financial institutions with an original maturity of three months or less to be cash equivalents.
Trade accounts receivable - The Company grants credit to its customers, substantially all of whom are businesses located in the western United States. The Company does not require collateral on any of its trade accounts receivable.

Marketable securities - The Company classifies its marketable securities as available-for-sale. These marketable securities consist of government bonds and corporate equity securities that are stated at market value. Unrealized gains and losses on available-for-sale securities are reflected as other comprehensive income (losses), net of tax, in stockholders' equity. Realized gains and losses on all marketable securities are included in operations and are derived using the specific identification method for determining the cost of securities sold. It is the Company's intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, all marketable securities are classified as current assets.

Inventories - Inventories consist of aircraft parts and fuel stated at the lower of cost or market, determined using the first-in, first-out method
(FIFO).

Property and equipment - Provision for depreciation for financial reporting purposes of property and equipment is computed on the straight-line method over their estimated usefullives as follows:

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

Impairment of long-term assets - The Company reviews all long-term assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable through undiscounted future cash flows. If an impairment loss has occurred, such loss is recognized in the determination of net income.

                 ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

          UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Foreign currency translation - Financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the weighted average exchange rate for each period for revenues, expenses, gains and losses. Translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) and foreign currency transaction gains and losses are recorded in other income and expense.

Income taxes - The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the difference between financial accounting and tax bases of assets and liabilities using enacted tax rates in effect during the years in which the differences are expected to reverse. An allowance against deferred tax assets is recorded in whole or in part when it is more likely than not that such tax benefits will not be realized.

Use of estimates - In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments - Cash and cash equivalents, marketable securities, accounts receivable, and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of these instruments. Management is not able to practicably estimate the fair value of the notes receivable from related parties due to the related party nature of the underlying transactions.

Income (Loss) per common share - The Company follows the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128). SFAS No. 128 requires the presentation of basic and diluted earning per share. Basic earning per share are calculated by dividing income (loss) available to common shareholders by the weighted- average number of common shares outstanding during each period. Diluted earning per share are similarly calculated, except that the weighted-average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential. Potential common shares having an anti-dilutive effect on periods presented are not included in the computation of dilutive earning per share (194,088 shares for the six months ended April 30, 2003). 194, 088 shares were excluded from the calculation of earning per share for the three months ended April 30, 2003 because those options were not in the money.

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

                ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Segment reporting - Statement of Financial Accounting Standards No. 131 (SFAS
131) "Disclosures about Segments of an Enterprise and Related Information", requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. The Company's operations involve a single industry segment as an air cargo operator, transporting mail, packages and other time-sensitive cargo. However, with the addition of Alpine Air Chile, during fiscal year ended October 31, 2002, the Company's operations now consist of two geographical segments.

Certain reclassifications - Certain immaterial reclassifications have been made to the 2002 financial statements to conform with the 2003 presentation.

New accounting pronouncements - In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This Interpretation specifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This applies to guarantees issued or modified after December 31, 2002. The Interpretation also revises the disclosure requirements about a guarantor's obligations under agreements, which are effective for the 2002 consolidated financial statements. The Company is currently evaluating the provisions of Interpretation No. 45, which are effective in 2003, and does not currently believe this statement will have a material effect on the consolidated financial statements.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148"). This Statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

The Company has stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees. The Company accounts for the stock options plans in accordance with the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

                  ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

           UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

New accounting pronouncements   Continued
During the periods presented in the accompanying financial statements the Company has granted options under the 1993 and 2002 Stock Options Plans and executive and other employment agreements. The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost under SFAS No. 123 has been recognized for the stock option plans or other agreements in the accompanying statement of operations. Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2002 and 2001 consistent with the provisions of SFAS No. 123, the Company's net earnings net of taxes and earnings per share would have been reduced to the pro forma amounts indicated below:



                          For the Three Months            For the Six Months
                             Ended April 30,                Ended April 30,
                               2003           2002           2003        2002
Net Income (Loss)  As reported     $ (40,090) $ 119,937  $(124,646) $  35,384
                   Proforma        $(120,872) $  33,706  $(286,211) $(137,077)

Basic earnings
 (loss) per share  As reported     $    (.00) $     .01  $    (.01) $     .00
                   Proforma        $    (.01) $     .00  $    (.02) $    (.01)

Diluted earnings
 per share         As reported     $    (.00) $     .01  $    (.01) $     .00
                   Proforma        $    (.01) $     .00  $    (.02) $    (.01)


NOTE B - MARKETABLE SECURITIES

The amortized cost, net unrealized gains and losses, and estimated fair value of available-for-sale securities by major security type were as follows:


                                                  Net             Estimated
                                 Amortized     Unrealized            fair
April 30, 2003                     cost          gains (losses)      value

Available-for-sale securities:
     Corporate equity              $    533,186   $    (226,300) $    306,886
                                   $    533,186   $    (226,300) $    306,886

                                                      Net            Estimated
                                 Amortized         unrealized            fair
October 31, 2002                   cost          gains (losses)          value

Available-for-sale securities:
     Government agency bonds        $    502,337   $    51,925    $    554,262
     Corporate equity                    459,160      (158,020)        301,140

                                    $    961,497   $  (106,095)   $    855,402


                  ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

              UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - TRADE ACCOUNTS RECEIVABLE

  Trade accounts receivable consist of the following:

                                              April 30,     October 31,
                                                2003           2002

Trade accounts receivable                   $816,125        $738,087
Less allowance for doubtful accounts          50,000          50,000
                                            $766,125        $688,087

NOTE D - PREPAID EXPENSES

  Prepaid expenses consist of the following:

                                               April 30,    October 31,
                                                2003            2002

Prepaid expenses and credits                 $  196,861      $   222,043
Prepaid other taxes                             129,348          136,315

                                             $  326,209      $   358,358

NOTE E - INVENTORIES

  The composition of inventories is as follows:

                                                April 30,    October 31,
                                                 2003            2002

Aircraft parts                                $1,140,615      $1,074,759
WIP                                                   -               -
Fuel                                              10,748          15,900

                                              $1,151,363      $1,090,659

                   ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

          UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

                  $573,807


The Company also leases aircraft from related parties on a month-to-month basis. All aircraft lease agreements require the Company to pay a refundable deposit equal to one month's base rent at inception of the lease. The Company then pays a monthly base rent and a contingent rent based on the number of flight hours for each aircraft. The Company is responsible for all costs associated with normal maintenance and aircraft insurance. The lessor reimburses all major repairs and replacements of engines and their components. In January 2003, the lessor renegotiated all aircraft leases requiring an additional security deposit, resulting in total security deposits equal to two month's rent per aircraft or $510,500. In addition, the lessor gave the Company a one-month rent holiday for January.

Rental expense for all aircraft leases is as follows:


                         Three Months Ended             Six Months Ended
                             April 30,                      April 30,
                        2003           2002           2003           2002


Minimum rentals         $554,000     $718,000      $1,251,000     $1,619,612
Contingent rentals        96,300      240,399         280,055        504,932

                        $650,900     $958,399      $1,531,055     $2,124,544


In August of 2002, the Company entered into an option agreement to purchase five aircraft (three Beechcraft 1900 C's and two Beechcraft 1900's) from Mallette Family LLC for a total purchase price of $4,440,000. The agreement required the Company to pay a nonrefundable deposit of $1,350,000. This amount represents consideration for the option equal to the cost of the two Beechcraft 1900's, to be applied toward the purchase price of the aircraft upon exercise of the option, and is collateralized by a security interest in the two aircraft (See Note N).

               ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

                                Three Months Ended     Six Months Ended
                                    April 30,              April 30,
                               2003        2002        2003        2002


CLB Corporation             $365,175    $541,312    $   869,740  $1,131,192
Mallette Family, LLC         285,725     417,087        661,315     993,352

                            $650,900    $958,399    $ 1,531,055  $2,124,544


The Company performs maintenance and certain qualified repairs on these leased aircraft per the terms of the lease agreements. The Company charges CLB and Mallette Family, LLC cost plus ten percent markup on all parts and a fixed rate of $55 per hour for labor. Total related party sales and cost of sales related to aircraft maintenance are as follows:

                                    Three Months Ended       Six Months Ended
                                       April 30,                 April 30,
                                  2003         2002        2003      2002


   Total related party sales   $1,034,523    $201,498  $1,163,836  $ 258,085

   Total related party cost
    of sales                     (830,604)   (147,355)   (943,432)  (202,067)

   Gross margin on related party
     transactions                $206,914    $ 54,143   $ 220,404   $ 56,018


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

          UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

The following table provides selected financial information for Chilean operations in US dollars:

                              Three months ended         Six months ended
                                 April 30,                    April 30,
                            2003            2002         2003       2002

Revenues                    $   26,948            -      $   60,266       -

Loss before income taxes      (194,825)           -        (456,363)      -

Net loss                      (194,825)           -        (456,363)      -


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

                 ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

             UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE J - INCOME (LOSS) PER COMMON SHARE

The following data show the amounts used in computing net income (loss) per common share, for the six months ended April 30:

                                Three months ended     Six months ended
                                   April 30,              April 30,
                                2003       2002        2003       2002
Net income (loss) available to
   common shareholders          $(40,090) $  119,937  $ (124,646) $   35,384


Common shares outstanding
  during the entire period    11,000,000  11,000,000   11,000,000  11,000,000

Weighted average common
  shares issued during
  the period                          -           -            -           -

 Weighted average number of
  common shares used in
  basic EPS                   11,000,000  11,000,000   11,000,000  11,000,000

 Dilutive effect of stock
   options                            -      209,132           -      209,132

 Weighted average number
   of common shares and
   dilutive potential
   common stock used in
   diluted EPS                11,000,000  11,209,132   11,000,000  11,209,132


The average number of shares relating to194,088 options outstanding at April 30, 2003 have been omitted from the computation of diluted loss per share for the six months ended April 30, 2003, because they would be anti-dilutive. 194,088 shares were excluded from the calculation of earnings per share for the three months ended April 30, 2003, because those options were not in the money.

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

               ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - SEGMENT INFORMATION - CONTINUED

Segment profit or loss is based on profit or loss from operations before income taxes. Interest income and expense as well as income taxes, are not included in the Company's determination of segment profit or loss in assessing the performance of a segment.

Financial information summarized by geographic segment for the six months ended April 30, 2003 are listed below:


                                         Income (loss)      Long-
                                         before income      lived     Total
                          Revenues       taxes             assets    assets
United States            $5,757,238      $ 534,649     $1,787,693 $ 9,953,582
Chile                        60,266       (456,363)         9,151     509,952

Reportable
segments total           $5,817,504      $  78,286     $1,796,844 $10,463,534


Financial information summarized by geographic segment for the three months ended April 30, 2003 is listed below:


                                         Income (loss)      Long-
                                         before income      lived     Total
                          Revenues       taxes             assets    assets
United States            $3,251,888      $ 323,837     $1,787,693 $9, 953,582
Chile                        26,948       (194,825)         9,151     509,952

Reportable
segments total           $3,278,836      $ 129,012     $1,796,844 $10, 463,534


NOTE L - CONCENTRATIONS

The Company receives the majority of its revenues from contracts with the U.S. Postal Service (USPS). For the six months ended April 30, 2003 and 2002, the revenues from contracts with the USPS represented 74 percent and 91 percent of total revenues, respectively. At April 30, 2003 and October 31, 2002, accounts receivable from the USPS totaled $685,529 and $666,051, respectively or 84% and 90%, respectively.

                 ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE L   CONCENTRATIONS - CONTINUED

As the USPS has struggled with revenue shortfall, it has had to seek ways to cut its costs. As a result the USPS has been opening up all of its routes for
re-bidding.   This re-bidding process has been in two stages, with the first stage already complete. In the first stage bidding pricess, CAIR-R contract, primarily all routes were awarded to large integrated carriers such as FedEX and the national airlines. In the second bidding process, AMOT, the USPS is focusing on the smaller routes serviced by companies such as Alpine. On June 23, 2003 the USPS informed Alpine that we were not awarded AMOT contracts on
the routes we currently are flying.   We understood these contracts were
awarded to a company with a higher bid and we subsequently filed a formal protest with Federal Claims Court in Washington DC. While the matter has not yet come before the court for formal hearing, the USPS did offer to review the claim internally and last week announced they would be re-assigning the contracts to Alpine, finding we were both capable and ready to continue
servicing them.   The nature of the cargo airline industry creates high fixed costs which would not be able to decrease quickly to match the loss on any routes. Such loss could lead to financial difficulties for Alpine.

On June 27, 2003, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K disclosing USPS awarding of the routes to another vendor. On July 21, 2003, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K disclosing the proposed award of the AMOT contract to the Company. See the Exhibit Index, Part II,
Item 6 of this Report.


During three months ended April 30, 2003, Alpine Aviation Maintained its rout structure while continuing to service the USPS under the ASYS-R contract extension. For the six months ended April 30, 2003, revenues from this contract extension represented 74% of the Company's Total revenues. This Contract ended on June 28, 2003. The Company has been notified it will be awarded certain contracts under the AMOT solicitation. It is not yet known which contracts will be awarded or when the new contract will become effective. Given the Company's reliance on the USPS contracts the number and timing of the route awards could materially affect the Company's revenues and impair realization of assets. The Company is aware that resources will need to be allocated to become compliant with the USPS's new EDI and scanning requirements. The Company is also aware of the lower operating revenue these new contracts will provide. Given these new challenges the Company is currently reviewing its operations to ensure continued positive income for its U.S. operation.

               ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

          UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE M   CONTINGENCIES

In December 2002, the Company, Eugene Mallette (CEO) and Kenneth D. Holliday (a director) were named in a lawsuit for damages in the amount of $2 million per defendant. The suit alleges that an officer of the Company misappropriated what is purported to be confidential information obtained from a current board member. The Company and its officer and directors deny the allegations, have retained counsel and are vigorously defending the lawsuit. It is not possible at this time to reasonably estimate the impact, if any on the Company's financial statements.

NOTE N   SUBSEQUENT EVENT

On July 31, 2003, the Company's wholly-owned subsidiary, Alpine Aviation, Inc. ("Alpine Aviation"), entered into an Agreement for Sale and Purchase of certain aircraft (the "Agreement") between Alpine Aviation as buyer and Mallette Family, L.L.C. ("Mallette Family"), as seller.

Pursuant to the Agreement, Alpine Aviation acquired certain aircraft, a portion of which it had previously leased and maintained, for the total purchase price of $16,030,000, such sum to be paid as follows:

         Mallette Family Sale Price              $      16,030,000
         Add Cost of Refurbishing (1)                      150,000
         Less credit for debt assumption (2)           ( 9,663,557)
         Less credit for related party loan (3)        ( 2,937,950)
         Less credit for option money paid (4)         ( 1,350,000)
         Less credit for Aircraft Lease
           deposits paid   (5)                            (510,000)

         BALANCE OF PURCHASE PRICE                $      1,718,493


(1) Mallette Family paid $150,000 towards the retrofit of the last three aircraft (190,192,197). As the retro-fit will now be booked as an additional part of the aircraft purchased, Mallette here receives a credit for the 150K already paid.

(2) The aircraft being purchased currently carry $9,663,557 in debt against them. Alpine Aviation is now assuming this debt according to the agreement.
(3) Mallette Family borrowed $2.5 million from Alpine Aviation in 2001. This credit repays Alpine, including all accrued interest on the note of $437,950.
(4) Alpine Aviation paid Mallette Family a non-refundable deposit of $1,350,000 for an option to purchase 5 aircraft (included in this purchase).

                ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

          UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE N   SUBSEQUENT EVENT - CONTINUED
(5) Alpine Aviation paid to the lessor $510,000 in deposit for all aircraft currently leased. This was to be returned to Alpine Aviation at the end of the lease and is now being credited towards the purchase price.

The balance of the purchase price is to be paid pursuant to a Promissory Note dated July 31, 2003, in the amount of $1,718,493, together with interest at the rate of 6.5% per annum from and after the date of the note. The principal and interest shall be payable in fourteen (14) monthly installments of principal and accruing interest in the amount of $33,624, with payments to commence on September 1, 2003, and to continue until the entire principal balance and accrued interest is paid in full in a balloon payment on November 1, 2004. The Promissory Note is secured by a Security Agreement dated July 31, 2003, wherein Alpine Aviation granted Mallette Family a security interest in certain aircraft.

Eugene R. Mallette, the principal stockholder of the Company, a director and CEO of the Company and Alpine Aviation is a controlling shareholder of Mallette Family. The consideration exchanged under the Agreement was negotiated between Alpine Aviation and Mallette Family, with the consent of the Board of Directors, with Mr. Mallette abstaining.

NOTE O - RESTATEMENT

The statement of operations for the three and six months ended April 30, 2003 have been restated to record a $25,300 settlement of an outstanding trade payable and adjust the current taxes payable for non-deductible lobbying cost.


                                          For the Three       For the Six
                                          Months Ended        Months Ended
                                         April 30, 2003      April 30, 2003


     Operating expenses as previously
       reported                              $    455,003   $    968,463

     Plus payable accrual                          25,300         25,300

     Operating expenses restated             $    480,303   $    993,763

     Income tax expenses as previously
       reported                              $    145,038   $    178,868

     Plus payable accrual                          24,064         24,064

     Operating expenses restated             $    169,102   $    202,932

     Net Income (Loss) as previously
       reported                              $      9,274   $    (75,282)

     Less payable accruals                        (49,364)       (49,364)

     Net sales restated                      $    (40,090)  $   (124,646)


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

Liquidity and Capital Resources
-------------------------------

     The overall market conditions for air cargo operations have been weak over the last several quarters. Even with this slow demand, we have been fortunate and have been able to support operations and undertake expansion into the Chilean market. This expansion is starting to deplete liquid assets. However, we are hopeful that as the Chile operation establishes itself, it will start producing a profit. This will relinquish the Chile operation's reliance on Alpine Aviation for funds and as the Chile entity begins repayment to the US company, Alpine will have the funds needed to fund its expansion into other revenue sources.

     For the quarter ended April 30, 2003, we had a working capital surplus of $3,002,162 with current assets of $3,915,469 compared with current liabilities of $913,307. Our working capital position has remained fairly constant over the last months as we had a working capital surplus of $3,426,991 on October 31, 2002. Although our working capital position has remained fairly constant, the makeup of the working capital has changed. With the expansion in Chile and the need to support its operation, and the continuing sluggishness of the US air cargo market we serve, our cash and marketable securities has decreased significantly. On April 30, 2003, our cash and cash equivalents were down to $117,622 compared to $494,517 on October 31, 2002. Additionally, our marketable securities account decreased from $855,402 on October 31, 2002, to $306,886 on April 30, 2003. If we have operational shortfalls in the future or if we lose any Postal Service contracts, these liquid assets could be further depleted.

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

     Overall our asset base has remained fairly constant with total assets on April 30, 2003 of $10,463,534 compared to assets of $10,585,347 on October 31, 2002. Liabilities have also remained fairly constant with Alpine following a policy of carrying little to no long term debt. Depending on the outcome of the Postal Service bids, Alpine may change its debt makeup. If Alpine maintains or increases its routes with the Postal Service, we may seek to acquire some of our aircraft currently leased. However, if we do not at least maintain our Postal Service contracts, we will have to rethink the purchase of aircraft. Regardless of the outcome of the Postal Service contracts, we have the option to purchase three Beechcraft 1900 aircraft in August 2003. It is likely that we will purchase these aircraft since it will not require additional cash to complete the transaction. Overall, however, future liquidity and aircraft decision will be dictated by the outcome of the Postal Service bidding process. If we should lose routes through this bidding process, at least in the short term, our liquidity and profitability will be greatly affected. If we are unable to find additional work from other cargo sources, the loss of Postal Service routes could be a long term liquidity and profitability issue for Alpine.

Results of Operations
---------------------

     During the second quarter of 2003 Alpine maintained its contracts with the U.S. Postal Service under the ASYS-R extension. Cargo revenue from the Postal contracts for the second quarter of $2,053,704 was down from the first quarter by $170,718. This is a normal reduction of volume after the holiday season, included in our first quarter.

     The air cargo market serviced by Alpine continues to suffer from the general economic conditions. This prolonged down turn in the short haul air cargo market has resulted in our revenue from operations declining from prior quarters. Our revenue from operations for the quarter ending April 30, 2003, was $2,080,652, which was down from April 30, 2002, by $514,274. Overall revenue increased by $177,091 to $2,257,743 for the quarter ended April 30, 2003 from the quarter ended April 30, 2002. This increase was the result of increased public service revenue. Public service revenue increased to $1,198,184 for the quarter ended April 30, 2003, as we worked on the retrofitting of aircraft for the related party lessor of our aircraft. Even with the increase in public service revenue our operating income was down to $89,368 from $308,658 for the quarters ended April 30, 2003 and 2002, respectively. Net loss for the quarter ended April 30, 2003 was $40,090 and for the six months ended April 30, 2003, we had a net loss of $124,646.

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

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     On December 20, 2002, Alpine Air; Alpine Aviation; Eugene Mallette (our Chief Executive Officer), and Kenneth D. Holliday (a director of Alpine Air), were named as defendants in Case No. 2002CV63156, filed in the Superior Court of Fulton County, State of Georgia, by North South Airways, Inc., a Georgia corporation ("North South"). The lawsuit alleges that Mr. Holliday breached his duty to North South by supplying confidential information to Alpine Air and its subsidiaries in breach of his obligations to North South. The complaint also alleges that Alpine Air and Mr. Mallette misappropriated this information and seeks damages in the amount of $2 million per defendant. The defendants were served with the summons and complaint in this matter on December 26, 2002. This action is currently in the discovery stage and all defendants are vigorously disputing each claim.

     This lawsuit was disclosed in a Current Report on Form 8-K, dated December 27, 2002, which we filed with the Securities and Exchange Commission on January 2, 2003, and which is incorporated herein by reference. See Part II, Item 6 of this report.

     Following the decision of the Postal Service not to award its routes to us, on June 27, 2003, we filed a complaint and motion for temporary restraining order and preliminary injunction in the United States Court of Federal Claims. Now that the Postal Service has indicated that it will award us the routes, we expect that this action will be dismissed as soon as the contracts are formally awarded.

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

Item 5.   Other Information.

     On July 31, 2003, which is subsequent to the period covered by this Report, Alpine Aviation entered into an Agreement for Sale and Purchase of certain aircraft, under which Alpine Aviation agreed to purchase the aircraft from Mallette Family, L.L.C. This Agreement was disclosed in a Current Report on Form 8-K, dated July 31, 2003, which was filed with the Securities and Exchange Commission on August 15, 2003.

     On August 6, 2003, which is subsequent to the period covered by this Report, we received notification from Grant Thornton, LLP, Certified Public Accountants, that they were resigning as our independent auditors. On August 7, 2003, the Audit Committee of our Board of Directors engaged Pritchett, Siler & Hardy, Certified Public Accountants, to review our financial statements for the quarterly period ended April 30, 2003. This change in accountants was disclosed in a Current Report on Form 8-K, which we filed with the Securities and Exchange Commission on August 13, 2003.

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

     (b) Reports on Form 8-K.*

         Current Report on Form 8-K, dated December 27, 2002, which was filed with the Securities and Exchange Commission on January 2, 2003.

         Current Report on Form 8-K, dated June 25, 2003, which was filed with the Securities and Exchange Commission on June 27, 2003

         Current Report on Form 8-K, dated June 25, 2003, which was filed with the Securities and Exchange Commission on July 21, 2003

         Current Report on Form 8-K, dated July 31, 2003, which was filed with the Securities and Exchange Commission on August 15, 2003

         Current Report on Form 8-K, dated August 6, 2003, which was filed with the Securities and Exchange Commission on August 13, 2003


         * These documents and related exhibits have previously been filed with the Securities and Exchange Commission and are incorporated herein by this reference.

                                SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ALPINE AIR EXPRESS, INC.


Date: 8/26/03                            By: /s/ Eugene R. Mallette
      --------                              ------------------------
                                            Eugene R. Mallette, Chief
                                            Executive Officer and Director


Date: 8-26-03                                /s/ Leslie Hill
      --------                              ------------------------
                                            Leslie Hill, Chief Financial
                                            Officer


Date: 8-22-03                                /s/ Max A. Hansen
      ----------                            ------------------------
                                            Max A. Hansen, Secretary/Treasurer
                                            and Director


Date: 8/25/03                                /s/ Joseph O. Etchart
      --------                              ------------------------
                                            Joseph O. Etchart, Director


Date: 8/22/03                                /s/ Kenneth D. Holliday
      --------                              ------------------------
                                            Kenneth D. Holliday, Director

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Eugene R. Mallette, Chief Executive Officer of Alpine Air Express, Inc. (the "Registrant"), certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB-A2 of the Registrant;

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

Dated: 8/26/03                        Signature: /s/ Eugene R. Mallette
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

     1. I have reviewed this Quarterly Report on Form 10-QSB-A2 of the Registrant;

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

Dated: 8/26/03                          Signature: /s/ Leslie Hill
      --------                                    -----------------------
                                                  Leslie Hill,
                                                  Chief Financial Officer