Form 10QSB
period 2003-07-31
ALPINE AIR EXPRESS INC/DE
filed 2003-09-24
CIK 1092807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                                FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended July 31, 2003

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

                            September 16, 2003

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

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          JULY 31, 2003

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                            CONTENTS

     Unaudited Condensed Consolidated Balance Sheets at July 31, 2003 and October 31, 2002

     Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Nine months ended July 31, 2003 and 2002

     Unaudited Condensed Consolidated Statement of Stockholders' Equity for the nine months ended July 31, 2003

     Unaudited Condensed Consolidated Statements of Cash Flows, for the nine months ended July 31, 2003 and 2002

     Notes to the Unaudited Condensed Consolidated Financial Statements

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                               ASSETS

                                                   July 31,     October 31,
                                                     2003             2002
CURRENT ASSETS
Cash and cash equivalents                        $     178,771    $   494,517
Marketable securities                                  283,837        855,402
Trade accounts receivable, net                         182,482        688,087
Accounts receivable-related parties                          -        571,489
Inventories                                          1,160,616      1,090,659
Prepaid expenses                                       322,732        358,358
Receivable from minority stockholders, net of
 allowance                                                   -         24,570
Income taxes receivable                                 61,460         61,460
Deferred tax asset                                      99,179        112,543
                                                 -------------    -----------
     Total Current Assets                            2,289,077      4,257,085

PROPERTY AND EQUIPMENT, NET                         19,036,085      1,868,233

DEPOSIT ON AIRCRAFT PURCHASE OPTION                          -      1,350,000

RECEIVABLE FROM RELATED PARTIES                              -      2,798,529

AIRCRAFT DEPOSITS                                          500        311,500
                                                 -------------    -----------
                                                 $  21,325,662    $10,585,347
                                                 =============    ===========

                               [Continued]

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES
   UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS {Continued}

               LIABILITIES AND STOCKHOLDERS' EQUITY
                                                   July 31,     October 31,
                                                     2003             2002
CURRENT LIABILITIES
 Trade accounts payable                          $     320,132    $   225,516
 Accrued liabilities                                    71,964        231,902
 Accrued liabilities - related parties                 101,478        325,425
 Income taxes payable                                   85,552              -
 Refundable deposits                                    75,150         41,248
 Current portion of long term debt-related party       274,837              -
 Current portion of long term debt (See Note 7)      9,663,557              -
                                                 -------------    -----------
      Total Current Liabilities                     10,592,670        824,092
                                                 -------------    -----------
DEFERRED INCOME TAXES                                   10,629          6,002

LONG TERM DEBT-RELATED PARTY, Net of current portion 1,443,656              -

LONG TERM DEBT, Net of current portion                       -              -

COMMITMENTS AND CONTINGENCIES                                -              -
                                                --------------    -----------
      Total Liabilities                             12,046,955        830,094
                                                --------------    -----------
MINORITY INTEREST                                            -              -

STOCKHOLDERS' EQUITY:
 Preferred stock, $.001 par value.  Authorized
  1,000,000 shares, none issued or outstanding               -              -
 Common stock, $.001 par value, 20,000,000 shares
  authorized, 11,000,000 shares issued and
  outstanding                                           11,000         11,000
 Additional paid-in capital                          1,590,078      1,590,078
 Accumulated other comprehensive income (loss)         (88,080)       (67,975)
 Retained earnings                                   7,765,709      8,222,150
                                                   -----------    -----------
      Total Stockholders' Equity                     9,278,707      9,755,253
                                                   -----------    -----------
                                                   $21,325,662    $10,585,347
                                                   ===========    ===========

The accompanying notes are an integral part of these financial statements.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   AND COMPREHENSIVE INCOME

                                Three months ended        Nine months ended
                                    July 31,                  July 31,
                                 2003        2002         2003         2002
OPERATING REVENUE:
 Operations                  $1,346,844   $2,780,378   $5,685,239 $8,204,496
 Public services                527,651      304,700    2,006,760    784,071
                             ----------   ----------   ---------- ----------
    Total Operating Revenues  1,874,495    3,085,078    7,691,999  8,988,567

DIRECT COSTS:
 Operations                     710,925    2,566,711    4,524,243  7,481,308
 Public services              1,268,770      266,955    2,344,678    554,648
                             ----------   ----------   ---------- ----------
 Total Direct Costs           1,979,695    2,833,666    6,868,921  8,035,956
                             ----------   ----------   ---------- ----------
   Gross Profit (Loss)         (105,200)     251,412      823,078    952,611
                             ----------   ----------   ---------- ----------
OPERATING EXPENSES:
 General and administrative     235,229      122,544      908,382    441,479
 Payroll Expense                126,305      136,885      361,929    503,965
 Depreciation                    25,836       44,891      110,822    121,932
                             ----------   ----------   ---------- ----------
    Total Operating Expenses    387,370      304,320    1,381,133  1,067,376
                             ----------   ----------   ---------- ----------
Operating income (loss)        (492,570)     (52,908)    (558,055)  (114,765)

OTHER INCOME (EXPENSES):
 Interest income                 47,754            -      142,115          -
 Legal settlement                     -            -            -   (112,800)
 Gain (loss) on sale of
  securities, net                31,673            -       86,814          -
 Other income (expense)          (3,137)     180,396       (8,868)   361,430
                             ----------   ----------   ---------- ----------
    Total Other Income
    (Expenses)                   76,290      180,396      220,061    133,865
                             ----------   ----------   ---------- ----------
INCOME (LOSS) BEFORE TAXES     (416,280)     127,488     (337,994)   133,865

CURRENT INCOME TAX EXPENSE
  (BENEFIT)                    (157,146)       4,231       85,552     11,899
DEFERRED INCOME TAX EXPENSE
  (BENEFIT)                      72,661      (11,532)      32,895    (48,206)
                             ----------   ----------   ---------- ----------
NET INCOME (LOSS) BEFORE
MINORITY INTEREST              (331,795)     134,789     (456,441)   170,172
                            -----------   ----------   ---------- ----------
MINORITY INTEREST                     -            -            -          -
                            -----------   ----------   ---------- ----------
NET INCOME (LOSS) BEFORE
CUMULATIVE EFFECT OF A CHANGE
IN ACCOUNTING PRINCIPAL        (331,795)     134,789     (456,441)   170,172
                            -----------   ----------   ---------- ----------
CUMULATIVE EFFECT OF A CHANGE
IN ACCOUNTING PRINCIPLE               -            -            -    235,800
                            -----------   ----------   ---------- ----------
NET INCOME (LOSS)           $  (331,795)  $  134,789   $ (456,441)$  405,972
                            -----------   ----------   ---------- ----------

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   AND COMPREHENSIVE INCOME

                                Three months ended        Nine months ended
                                    July 31,                  July 31,
                                 2003        2002         2003         2002
NET INCOME (LOSS)           $  (241,829)  $  134,789   $ (456,441)$  405,972

OTHER COMPREHENSIVE INCOME/(LOSS)
 Unrealized loss on available
 for sale securities             47,679            -      (24,742)         -
 Foreign currency translation    21,706            -        4,637          -
                            -----------   ----------   ---------- ----------
COMPREHENSIVE INCOME (LOSS) $  (262,410)  $  134,789   $ (476,546)$  405,972
                            -----------   ----------   ---------- ----------
BASIC EARNINGS PER SHARE:

 Income (loss) before
 cumulative effect of a change
 in accounting principle    $      (.03)  $      .01   $      (.04)$     .02

 Cumulative effect of a change
 in accounting principle    $         -   $        -   $         - $     .02

 Net income (loss)          $      (.03)  $      .01   $      (.04)$     .04

DILUTED EARNINGS PER SHARE:

 Income (loss) before
 cumulative effect of a change
 in accounting principle    $      (.03)  $      .01   $      (.04)$     .02

 Cumulative effect of change
 in accounting principle    $         -   $        -   $         - $     .02

 Net income (loss)          $      (.02)  $      .01   $      (.04)$     .04


The accompanying notes are an integral part of these financial statements.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
                      STOCKHOLDERS' EQUITY

             FOR THE NINE MONTHS ENDED JULY 31, 2003

                                            Accumulated
                                Additional     other
                 Common stock    Paid-in   Comprehensive  Retained Accumulated
                Shares   Amount  Capital   Income (loss)  earnings   Total
BALANCE, at
November 1,
2002         11,000,000 $ 11,000 $ 1,590,078 $ (67,975) $8,222,150 $9,755,253

Net loss for
the nine months
ended July 31,
2003                  -        -           -         -    (456,441)  (456,441)
Unrealized
loss on
available-
for-sale
securities,
net of tax            -        -           -   (24,742)          -    (24,742)
Foreign
currency
translation
adjustment,
net of minority
interest              -        -           -     4,637           -      4,637
             ---------- --------  ---------- ---------  ---------- ----------
BALANCE, at
July 31,2003 11,000,000  $11,000  $1,590,078 $ (88,080) $7,765,709 $9,278,707
             ---------- --------  ---------- ---------  ---------- ----------

The accompanying notes are an integral part of these financial statements.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Nine months ended July 31,
                                                        2003        2002
Cash flows from operating activities:
 Net income (loss)                                 $  (456,441)    $  405,972
 Adjustments to reconcile net income (loss) to
 net cash provided (used) operating activities
  Bonus applied to reduce related party receivable           -        146,700
  Realized gain on marketable securities               (86,814)       (71,434)
  Deferred tax expense (benefit)                        32,895        (48,206)
  Loss on disposal of equipment                         51,304              -
  Foreign currency translation                           4,637              -
  Depreciation and amortization                        126,433        121,932
  Provisions for bad debt                                    -        (50,000)
  Accrued interest on loans to related party                 -       (135,736)
  Cumulative effect of change in accounting principle        -       (235,800)
  Changes in operating assets and liabilities
    Trade accounts receivable                          505,605        114,432
    Accounts receivable - related parties               24,570              -
    Other receivable                                         -        (78,512)
    Inventories                                       (244,957)       410,233
    Income taxes receivable                                  -        148,041
    Prepaid expenses                                    35,626       (143,666)
    Trade accounts payable                              94,615         63,491
    Accounts payable - related parties                       -        414,723
    Accrued expenses                                   (58,460)       (19,545)
    Refundable deposits                                 33,902        (18,345)
    Income taxes payable                                85,552              -
                                                    ----------     ----------
       Net Cash Provided by Operating Activities       148,467     1,024,270
                                                    ----------     ----------

Cash flows from investing activities:
  Proceeds from sale of marketable securities          618,732        706,272
  Purchase of marketable securities                          -     (1,022,349)
  Purchase of property, and equipment                   (5,329)      (447,465)
  Increase in aircraft deposits                       (199,000)             -
                                                      ---------     ---------
        Net Cash Provided (Used)
         Investing Activities                           414,403      (763,542)
                                                      ---------     ---------

Cash flows from financing activities:
  Proceeds from loan to stockholders                          -       252,085
  Increase in related party receivable                 (729,080)            -
  Increase in related party receivable                 (139,421)            -
  Decrease in related party payable                     (10,115)            -
                                                      ---------     ---------
        Net Cash Provided (Used)
         Financing Activities                          (878,616)      252,085
                                                      ---------     ---------
Net change in cash and cash equivalents                (315,746)      512,813
Beginning cash and cash equivalents                     494,517       526,396
                                                      ---------     ---------
Ending cash and cash equivalents                      $ 178,771    $1,039,209
                                                      =========     =========

                           (Continued)

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Nine months ended July 31,
                                                        2003        2002
Supplemental disclosures of cash flow information
Cash paid during the year for
   Interest                                           $       -     $       -
   Income taxes                                               -         7,666

Noncash investing and financing activities

For the nine months ended July 31, 2003:

The Company purchased $17,480,569 in aircraft from Mallette Family LLC (an entity owned by the President and majority shareholder of the Company), by offsetting $1,350,569 in accounts receivables $2,937,950 in notes receivable from Mallette Family LLC, assuming $9,663,557 in debt collateralized by the aircraft, offsetting and $1,860,000 in lease and options to purchase options paid to Mallette Family LLC, and issuing a $1,718,493 note payable to Mallette Family LLC.

The Company had a net unrealized loss on marketable securities of $80,354. As a result, the deferred tax asset was increased by $46,193 and accumulated comprehensive loss was increased by $34,161.

The Company disposed of equipment which resulted in a loss of $51,304.

The Company converted $175,000 of inventory into equipment.

The Company disposed of $315,310 of inventory against accounts payable-related party.

The Company recorded deferred tax expense of $27,491 which was offset against $7,960 of deferred assets, $4,626 offset against tax liabilities, and $14,905 of accumulated other comprehensive income.

The Company recorded $4,637 of foreign currency translation expense which was offset against other comprehensive income.

For the nine months ended July 31, 2002:

The Company declared a bonus to an officer of the Company of $146,700 which was applied against a note receivable from the officer.

The Company sold an engine core to a related party for $115,029, which was reflected as a receivable from the related party.

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

Basis of presentation - The accompanying unaudited condensed consolidated financial statements of Alpine Air Express Inc. and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America ("USGAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and footnote disclosures required by USGAAP for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended October 31, 2002 included in the Company's Form 10-KSB. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of July 31, 2003, its consolidated results of operations for the three and nine months ended July 31, 2003 and 2002 and its consolidated cash flows for the nine months ended July 31, 2003 and 2002. The results of operations for the three and nine months ended July 31, 2003, may not be indicative of the results that may be expected for the year ending October 31, 2003.

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

The Company entered into aircraft leases with CLB, Inc. and Mallette Family, LLC that meet the conditions to be considered a variable interest entity ("VIE"). The VIE's assets consist primarily of aircraft recorded at $7,388,309, debt of $2,474,775 and equity of $4,640,534. The Company does not currently consolidate the VIE because it was not required to do so under current accounting standards.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

     UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued)

Principles of consolidation - The consolidated financial statements include the accounts and operations of Alpine Air Express, Inc., its wholly-owned subsidiary Alpine Aviation, Inc. and Alpine Air Chile S.A. ("AAC") which is 85 percent owned by the Company (together referred to as the Company). The net loss for AAC for the nine months ended July 31, 2003 applicable to the 15% non-controlling interest were not allocated to the non-controlling interest as there was no obligation or ability of the non-controlling interest to share in such losses. All material inter-company transactions and accounts have been eliminated in the consolidation.

Cash and cash equivalents - The Company considers demand deposits at banks and money market funds at other financial institutions with an original maturity of three months or less to be cash equivalents. At July 31, 2003, the Company had cash balances in excess of federally insured deposit amounts of $42,324.

Trade accounts receivable - The Company grants credit to its customers, substantially all of who are businesses located in the western United States. Accounts receivable are carried at the expected net realizable value. The allowance for doubtful accounts is based on management's assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of amounts due to us could be overstated, which could have a negative impact on operations. The Company does not require collateral on any of its trade accounts receivable. [See Note 3]

Marketable securities - The Company classifies its marketable securities as available-for-sale. These marketable securities consist of government bonds and corporate equity securities that are stated at market value. Unrealized gains and losses on available-for-sale securities are reflected as other comprehensive income (losses), net of tax, in stockholders' equity. Realized gains and losses on all marketable securities are included in operations and are derived using the specific identification method for determining the cost of securities sold. It is the Company's intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, all marketable securities are classified as current assets. [See Note 2]

Inventories - Inventories consist of aircraft parts and fuel stated at the lower of cost or market, determined using the first-in, first-out method
(FIFO). [See Note 5]

Property and equipment - Provision for depreciation for financial reporting purposes of property and equipment is computed on the straight-line method over their estimated useful lives as follows:

       Buildings and improvements  10 to 40 Years
       Equipment                   3 to 10 Years
       Furniture and fixtures      3 to 10 Years
       Spare aircraft engines      7 to 10 Years
       Aircraft                    7 to 10 Years

Maintenance, repairs, and renewals, which neither materially add to the value of the property and equipment nor appreciably prolong the useful lives are charged to expense as incurred. Gains and losses on dispositions are included in operations. [See Note 6]

Impairment of long-term assets - The Company reviews all long-term assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable through undiscounted future cash flows. If an impairment loss has occurred, such loss is recognized in the determination of net income.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

     UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Income taxes - The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the difference between financial accounting and tax bases of assets and liabilities using enacted tax rates in effect during the years in which the differences are expected to reverse. An allowance against deferred tax assets is recorded in whole or in part when it is more likely than not that such tax benefits will not be realized. [See Note 16]

Use of estimates - In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Income (Loss) per common share - The Company follows the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128). SFAS No. 128 requires the presentation of basic and diluted earning per share. Basic earning per share are calculated by dividing income (loss) available to common shareholders by the weighted- average number of common shares outstanding during each period. Diluted earning per share are similarly calculated, except that the weighted-average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential. [See Note 13]

Revenue and cost recognition - The Company utilizes the accrual method of accounting whereby revenue is recognized when earned. Air freight revenue is recognized upon delivery of cargo to its destination. Public services revenue consists of charter income, pilot training fees, and customer maintenance services. Charter income and customer maintenance services income is recognized when the service is performed. Pilot training revenue is recognized over the course of the program, based on the pro rata share of the course completed to date. The tuition revenue received, but not yet earned, is deferred and recorded as "refundable deposits" on the balance sheet.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

     UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". The Interpretation defines variable interest entities and addresses consolidation of such entities by the primary beneficiary of the entity. The Interpretation is effective for interests in variable interest entities created after January 31, 2003. For interests in variable interest entities created before January 31, 2003, the Interpretation shall apply to the first interim or annual reporting period beginning after June 15, 2003. During 2003 the Company purchase the aircraft leased from Mallette Family, LLC [See Note18]. The Company is currently assessing the impact of Interpretation No. 46, but currently does not believe it will have a material effect on its consolidated financial statements.

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

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

     UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New accounting pronouncements   Continued

During the periods presented in the accompanying financial statements the Company has granted options under the 1993 and 2002 Stock Options Plans and executive and other employment agreements. The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost under SFAS No. 123 has been recognized for the stock option plans or other agreements in the accompanying statement of operations. Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2003 and 2002 consistent with the provisions of SFAS No. 123, the Company's net earnings net of taxes and earnings per share would have been reduced to the pro forma amounts indicated below:

                                 For the Three Months  For the Nine months
                                    Ended July 31,        Ended July 31,
                               _____________________________________________
                                    2003     2002       2003         2002
                               _____________________________________________
          Net Income (Loss)
            As reported        $(331,795)    $134,789  $(456,441)   $405,972
            Proforma           $(412,595)    $ 48,558  $(698,788)   $147,279

          Basic earnings (loss)
          per share
            As reported        $    (.03)    $    .02  $    (.04)   $    .04
            Proforma           $    (.04)    $    .01  $    (.07)   $    .02

          Diluted earnings
          per share
            As reported        $    (.03)    $    .02  $    (.04)   $    .04
            Proforma           $    (.04)    $    .01  $    (.07)   $    .02

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

     UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - MARKETABLE SECURITIES

The amortized cost, net unrealized gains and losses, and estimated fair value of available-for-sale securities by major security type were as follows:

                                                   Net       Estimated
                                     Amortized  unrealized      fair
      July 31, 2003                     cost   gains (losses)  value
                                     _________________________________
    Available-for-sale securities:
      Corporate equity               $429,346   $(145,509)   $ 283,837
                                     ________   _________     ________
                                     $429,346   $(145,509)   $ 283,837
                                     ________   _________     ________


                                                   Net       Estimated
                                     Amortized  unrealized      fair
      October 31, 2003                  cost   gains (losses)  value
                                     _________________________________
    Available-for-sale securities:
      Government agency bonds        $502,337   $  51,925    $ 554,262
      Corporate equity               $459,160   $(158,020)   $ 301,140
                                     ________   _________     ________
                                     $961,497   $(106,095)   $ 855,402
                                     ________   _________     ________

NOTE 3 - TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consist of the following:
                                                   July 31, October 31,
                                                     2003       2002
                                                 __________ ___________

  Trade accounts receivable                      $  232,482 $   738,087
  Less allowance for doubtful accounts              (50,000)    (50,000)
                                                 ___________ __________
                                                 $  182,482  $  688,087
                                                 ___________ __________
NOTE 4 - PREPAID EXPENSES

    Prepaid expenses consist of the following:
                                                   July 31, October 31,
                                                     2003       2002
                                                 __________  __________

   Prepaid expenses and credits                  $  169,251  $  222,043
   Prepaid other taxes                              153,481     136,315
                                                 __________  __________
                                                 $  322,732  $  358,358
                                                 __________  __________

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

     UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INVENTORIES

The composition of inventories is as follows:

                                                   July 31,    October 31,
                                                     2003         2002
                                                  _________    ___________
     Aircraft parts                              $1,058,740    $ 1,074,759
     Fuel                                            20,376         15,900
     Resale inventory                                81,500              -
                                                  _________    ___________
                                                 $1,160,616    $ 1,090,659
                                                  _________    ___________
NOTE 6   EQUIPMENT

The composition of equipment is as follows:
                                                   July 31,    October 31,
                                                     2003         2002
                                                  _________    ___________
     Buildings and improvements                  $1,268,013    $ 1,264,801
     Spare aircraft engines                         438,471        420,000
     Equipment                                      101,700        173,364
     Furniture and fixtures                         185,666        185,666
     Vehicles                                       136,794        136,794
     Aircraft                                    17,330,569              -
                                                ___________    ___________
                                                 19,461,213      2,180,625
     Less: accumulated depreciation                (425,128)      (312,392)
                                                ___________    ___________
                                                $19,036,085    $ 1,868,233
                                                ___________    ___________

The Company had depreciation expense of $126,433 and $152,238 for the nine months ended July 31, 2003 and 2002, respectively.

Certain aircraft with a caring value of approximately of $11,600,000 are pledge as collateral for notes payable [See Note 7].

The Company is the lessor of aircraft on operating leases [See Note 9].

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

     UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7   LONG TERM DEBT

  The following summarizes the notes payable at;
                                                                 July 31,
                                                                   2002
                                                                __________
  Note payable, originally dated approximately August 14, 2002,
     Originally in the amount of $1,030,000, assumed
     at July 31, 2003 with a balance due of $947,919, due
     September 2009. Interest rate of 90-LIBOR + 3.25%.
     Secured by Beech 1900 C, Reg # N-17ZV. Personally
     Guaranteed by officer/shareholder. Currently in default
     of loan covenants.                                          $ 947,919

  Note payable, originally dated approximately August 14, 2002,
     Originally in the amount of $1,030,000, assumed
     at July 31, 2003 with a balance due of $947,919, due
     September 2009. Interest rate of 90-LIBOR + 3.25%.
     Secured by Beech 1900 C, Reg # N-410UB.
     Personally guaranteed by officer/shareholder. Currently in
     default of loan covenants.                                    947,920

  Note payable, originally dated approximately August 14, 2002,
     Originally in the amount of $1,030,000, assumed
     at July 31, 2003 with a balance due of $947,919, due
     September 2009. Interest rate of 90-LIBOR + 3.25%.
     Secured by Beech 1900 C, Reg # N-31764.
     Personally guaranteed by officer/shareholder. Currently in
     default of loan covenants.                                    947,919

  Note payable, originally dated approximately March 28, 2002,
     Originally in the amount of $1,501,500, assumed
     at July 31, 2003 with a balance due of $1,136,952, due
     March 28, 2007. Interest rate of Lender Prime + 1%.
     Secured by 1984 Beech 1900 C, Reg #N-194GA.
     Personally guaranteed by officer/shareholder. Currently in
     default of loan covenants.                                  1,136,952

  Note payable, originally dated approximately December 28, 2000,
     Originally in the amount of $2,750,000, assumed
     at July 31, 2003 with a balance due of $2,090,686, due
     December 28, 2008. Interest rate of Lender Prime.
     Secured by 1984 1900C, Reg # N-198GA and 1984 1900C,
     Reg # N-172GA. personally guaranteed by officer/shareholder.
     Currently in default of loan covenants.                     2,090,686

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

     UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7   LONG TERM DEBT (Continued)

  Note payable, originally dated approximately September 29, 2000,
     Originally in the amount of $5,250,000, assumed
     at July 31, 2003 with a balance due of $3,593,161, due
     September 29, 2007. Interest rate of Lender Prime.
     Secured by 1984 1900C, Reg # N-154GA, 1984 1900C,
     Reg # N-1195GA, and 1984 1900C Reg # N-153GA.
     Personally guaranteed by officer/shareholder.
     Currently in default of loan covenants.                      3,592,161
                                                                 __________
                                                                  9,663,557
                              Less current portion               (9,663,557)
                                                                 __________
                              Long-term portion                  $        -
                                                                 __________

On July 31, 2003, the Company entered into an asset purchase agreement, wherein, the Company assumed the debt associated with the assets. [See Note 18] The notes may be in default due to various loan covenants. The Company has presented the entire balance on the notes payable as current due to the potential defaults in the covenants.

NOTE 8   LONG TERM DEBT   RELATED PARTY

  Note payable, dated July 31, 2003, interest rate of 6.5%. Payments
     Of $33,624 due for 14 monthly installment with the balance
     Due November 1, 2004. May be secured by note holder.       $1,718,493
                                                                __________
                              Less current portion                (274,837)
                                                                __________
                              Long-term portion                 $1,443,656
                                                                __________

On July 31, 2003, the Company entered into an asset purchase agreement, wherein, the Company assumed the debt associated with the assets. [See Note 18]

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

     UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - OPERATING LEASES

Building lease - On March 20, 2001, the Company entered into a 30-year lease agreement with two five-year extension options for real property at the Provo, Utah Airport. This operating lease agreement contains scheduled rent escalation clauses based on changes in the consumer price index that are being amortized over the term of the lease using the straight-line method. In March of 2003, Provo City amended the terms of the lease to an initial term of 40 years with no renewal options.

  Future minimum lease payments for the years ending July 31 are as follows:

            2004      $       9,096
            2005              9,471
            2006              9,471
            2007              9,944
            2008              9,944
            Thereafter      523,607
                           ________
                      $     571,533
                           ________

Aircraft leases - lessee - The Company also leases aircraft from related parties on a month-to-month basis. All aircraft lease agreements require the Company to pay a refundable deposit equal to one month's base rent at inception of the lease. The Company then pays a monthly base rent and a contingent rent based on the number of flight hours for each aircraft. The Company is responsible for all costs associated with normal maintenance and aircraft insurance. The lessor reimburses all major repairs and replacements of engines and their components. In January 2003, the lessor renegotiated all aircraft leases requiring an additional security deposit, resulting in total security deposits equal to two month's rent per aircraft or $510,500. In addition, the lessor gave the Company a one-month rent holiday for January.

Rental expense for all aircraft leases is as follows:

                                 Three Months Ended     Nine months Ended
                                      July 31,               July 31,
                                     2003     2002       2003     2002
                                ___________________________________________
       Minimum rentals         $410,000  $1,765,362  $1,661,000  $2,483,362
       Contingent rentals        95,390     645,295     375,445     885,694
                               ________  __________   _________  __________
                               $505,390  $2,410,657  $2,036,445  $3,369,056
                               ________  __________   _________  __________

In August of 2002, the Company entered into an option agreement to purchase five aircraft (three Beechcraft 1900 C's and two Beechcraft 1900's) from Mallette Family LLC for a total purchase price of $4,440,000. The agreement required the Company to pay a nonrefundable deposit of $1,350,000. This amount represents consideration for the option equal to the cost of the two Beechcraft 1900's, to be applied toward the purchase price of the aircraft upon exercise of the option, and is collateralized by a security interest in the two aircraft. [See Note 18]

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

     UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - OPERATING LEASES (Continued)

Aircraft leases   lessor- The Company entered into an asset purchase
agreement, wherein the Company purchased airplanes which the Company was previously leasing and airplanes which are currently being used by an unrelated company. The Company was assigned the lease agreements for three airplanes and is now entitled to receive the lease payments from the unrelated company currently under the contracts. [See Note 18]

The agreements are on month-to-month basis and may be cancelled by either party upon a written 30-day notice. There are three agreements with each agreement calling for monthly payments of $22,500, for a total of $67,500 per month, and an hourly reserve of $150 per hour.

NOTE 10 - RELATED PARTY TRANSACTIONS

Airplane leases - During the three and nine months ended July 31, 2003 and 2002, the Company leased its aircraft from CLB Corporation (CLB) and Mallette Family, LLC, which are owned by an officer and significant stockholder of the Company. The lease payments vary depending on the type of aircraft and are due on a month-to-month basis. The Company owed lease payments of $207,690 and $325,425 to these related parties at July 31, 2003 and October 31, 2002, respectively. Total lease expenses to related parties are as follows:

                                  Three Months Ended    Nine months Ended
                                       July 31,             July 31,
                                  _______________________________________
                                    2003     2002       2003      2002
                                  ________ __________  __________ __________
      CLB Corporation             $234,160 $  543,685  $1,103,900 $1,674,877
      Mallette Family, LLC         251,230    656,250     912,545  1,649,602
                                   ________ _________  __________ __________
                                  $485,390 $1,199,935  $2,016,445 $3,324,479
                                   _______  _________  __________ __________

The Company purchased airplanes on July 31, 2003 which were previously leased. [See Note 18]

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

     UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - RELATED PARTY TRANSACTIONS (Continued)

Maintenance Arrangement - The Company performs maintenance and certain qualified repairs on these leased aircraft per the terms of the lease agreements. The Company charges CLB and Mallette Family, LLC cost plus ten percent markup on all parts and a fixed rate of $55 per hour for labor. Total related party sales and cost of sales related to aircraft maintenance are as follows:

                                  Three Months Ended     Nine months Ended
                                       July 31,              July 31,
                                 ____________________   _____________________
                                    2003     2002          2003    2002
                                 __________ _________   ___________ _________
     Total related party sales    $ 259,863 $ 212,194   $ 1,423,699 $ 470,279
     Total related party cost of
     sales                         (252,376) (185,127)   (1,195,808) (387,194)
                                 __________ _________   ___________  ________
     Gross margin on related
      party transactions         $    7,487 $  27,067   $   227,891  $ 83,085
                                 __________ _________   ___________  ________

At July 31, 2003 and October 31, 2002, the Company had a receivable of $0 and $571,489, respectively, related to these repairs, reported under accounts receivable-related parties on the balance sheet. On July 31, 2003, the Company offset the $1,300,569 receivable from Mallette Family LLC against the purchased aircraft previously leased from Mallette Family LLC [See Note 18].

Loan Receivable - During the year ended October 31, 2001, the Company loaned $2,500,000 to Mallette Family, LLC. This note bears interest at 6.50 percent, is unsecured, and is due December 2003. There were no payments received on this note for the nine months ended July 31, 2003 and 2002. The balance of this note including accrued interest at July 31, 2003 and October 31, 2002 was $0 and $2,798,529, respectively. On July 31, 2003, the Company offset the balance of the loan receivable as part of an asset purchase agreement. [See
Note 18]

Long Term Debt   The Company entered into an asset purchase agreement, wherein the Company assumed debt associated with the assets. [See Note 7 and 18]

NOTE 11 - RECEIVABLE FROM MINORITY INTEREST

In May 2002, the Company completed expansion of cargo air carrier operations and established an eighty-five-percent owned foreign subsidiary, Alpine Air Chile S.A. (Chile), headquartered in Santiago, Chile. There were no revenues for the fiscal year 2002, as actual flight operations of Chile did not commence until after October 31, 2002. During the three and nine months ended July 31, 2003, the Company recorded an allowance against the balance of the minority interest receivable of $24,569 due to economic conditions. The Company, as the majority shareholder, will absorb all losses subsequent to October 31, 2002 attributable to minority shareholders.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

     UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - RECEIVABLE FROM MINORITY INTEREST (Continued)

The following table provides selected financial information for Chilean operations in US dollars:
                                   Three months ended      Nine months ended
                                        July 31,               July 31,
                                   __________________      __________________
                                   2003      2002          2003     2002
                                   ________   _______      ________   _______
       Revenues                    $ 47,893   $     -      $102,373   $     -
                                   ________   _______      ________   _______
       Loss before income taxes    $193,925)  $     -     $(650,288)  $     -
                                   ________   _______      ________   _______
       Net loss                    $193,925)  $     -     $(650,288)  $     -
                                   ________   _______      ________   _______

NOTE 12 - EMPLOYEE BENEFIT PLANS

401(k) Profit Sharing Plan - The Company has an employee benefit plan under
Section 401(k) of the Internal Revenue Code. Employees who have at least three months of service with the Company may contribute a portion of their compensation up to the federal limit to the plan. The Company contributes an additional 50 percent of the amount contributed by employees up to a maximum of 3 percent of compensation. Participants are fully vested in employer contributions after two years of service. For the three months ended July 31, 2003 and 2002, respectively, the Company contributed $11,926 and $9,871. The Company contributed $32,842 and $36,322 for the nine months ended July 31, 2003 and 2002, respectively. During August 2003, the Company Board of Directors approved to discontinue the Company 401(k) Profit Sharing Plan.

NOTE 13 - INCOME (LOSS) PER COMMON SHARE

The following data show the amounts used in computing net income (loss) per common share, for the:
                                  Three months ended     Nine months ended
                                       July 31,             July 31,
                                  __________________     __________________
                                  2003        2002       2003        2002
                                  ________  ________     ________  ________
  Net income (loss) available to
     common shareholders         $(331,795) $134,789    $(456,441) $405,972
                                  ________  ________     ________  ________
  Weighted average number of
    common shares used in basic
    EPS                         11,000,000 11,000,000  11,000,000 11,000,000

  Dilutive effect of stock
    options                              -    209,203           -    209,132
                                __________ __________  __________ __________
   Weighted average number of
   common shares and dilutive
   potential common stock used
   in diluted EPS               11,000,000 11,209,203  11,000,000 11,209,132
                                __________ __________  __________ __________

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

     UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - INCOME (LOSS) PER COMMON SHARE (Continued)

The average number of shares relating to 194,088 options outstanding at July 31, 2003 have been omitted from the computation of diluted loss per share for the nine months ended July 31, 2003, because they would be anti-dilutive. 194,088 shares were excluded from the calculation of earnings per share for the three months ended July 31, 2003, because the exercise price of the option exceeded the market price.

NOTE 14 - SEGMENT INFORMATION

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

Financial information summarized by geographic segment for the nine months ended July 31, 2003 are listed below:
                                    Income (loss)     Long-
                                    before income     lived          Total
                        Revenues       taxes          assets        assets
                       _________    _____________   __________     ___________
    United States     $7,589,626    $     312,294  $19,026,099     $10,977,064
    Chile                102,373         (650,288)       9,986         348,598
                       _________    _____________   __________     ___________
    Reportable
    segments total    $7,691,999    $    (337,994) $19,036,085     $21,325,662
                       _________    _____________   __________     ___________

Financial information summarized by geographic segment for the three months ended July 31, 2003 is listed below:
                                    Income (loss)      Long-
                                    before income      lived        Total
                        Revenues       taxes           assets       assets
                        _________   _____________   __________     ___________
    United States      $1,832,388   $    (222,355) $19,026,099     $20,977,064
    Chile                  42,107        (193,925)       9,986         348,598
                        _________    ____________   __________     ___________
    Reportable
    segments total     $1,874,495   $    (416,280) $19,036,085     $21,325,662
                        _________    ____________   __________     ___________

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

     UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - CONCENTRATIONS

The Company receives the majority of its revenues from contracts with the U.S. Postal Service (USPS). For the nine months ended July 31, 2003 and 2002, the revenues from contracts with the USPS represented 74 percent and 91 percent of total revenues, respectively. At July 31, 2003 and October 31, 2002, accounts
receivable from the USPS totaled $          and $666,051, respectively or    %
and 90%, respectively.

As the USPS has struggled with revenue shortfall, it has had to seek ways to cut its cost. As a result the USPS has been opening up all of its routes for re-bidding. This re-bidding process has been in two stages, with the first stage already complete. In the first stage bidding process, CAIR-R contract, primarily all routes were awarded to large integrated carriers such as FedEX and the national airlines. In this second bidding process, AMOT, the USPS is focusing on the smaller routes serviced by companies such as Alpine. On June 23, 2003 the USPS informed Alpine that we were not awarded AMOT contracts on the routes we currently are flying. We understood these contracts were awarded to a company with a higher bid and we subsequently filed a formal
protest with Federal Claims Court in Washington DC.   While the formal hearing
has not yet come before the court, the USPS did offer to review the claim internally and last week announced they would be re-assigning the contracts to Alpine, finding we were both capable and ready to continue servicing them.
The nature of the cargo airline industry creates high fixed costs which would not be able to decrease quickly to match the loss on any routes. Such loss could lead to financial difficulties for Alpine.

On June 27, 2003, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K disclosing USPS awarding of the routes to another vendor. On July 21, 2003, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K disclosing the proposed award of the AMOT contract to the Company. See the Exhibit Index, Part II,
Item 6 of this Report.

During three months ended July 31, 2003, Alpine Aviation Maintained its route structure while continuing to service the USPS under the ASYS-R contract extension. For the nine months ended July 31, 2003, revenues from this contract extension represented 80% of the Company's total revenues. This Contract ended on June 28, 2003. The Company has been notified it will be awarded certain contracts under the AMOT solicitation. It is not yet known which contracts will be awarded or when the new contract will become effective. Given the Company's reliance on the USPS contracts the number and timing of the route awards could materially affect the Company's revenues and impair realization of assets. The Company is aware that resources will need to be allocated to become compliant with the USPS's new EDI and scanning requirements. The Company is also aware of the lower operating revenue these new contracts will provide. Given these new challenges the Company is currently reviewing its operations to ensure continued positive income for its U.S. operation.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

     UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109. SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

At July 31, 2003, the total of all deferred tax assets was approximately $99,179. The total of all deferred tax liabilities was $10,629. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined.

The temporary differences gave rise to the following deferred tax asset (liability):

                                                    July 31,   October 31,
                                                      2003        2002
                                                  _________   _________
       Excess of tax over financial
         accounting depreciation                  $ (10,629)  $  (6,002)
       Allowance for bad debt                        18,980      18,980
       Unrealized holding losses                     55,235      40,295
       Accrued vacation                              24,964      53,233
                                                  _________   _________
          Net Deferred tax assets                    88,550     106,506
                                                  _________   _________

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

     UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - INCOME TAXES [Continued]

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective rate is as follows for the three months ended:

                                                    July 31,    July 31,
                                                      2003        2002
                                                   _________    _________
       Computed tax at the expected
         federal statutory rate                     (108,024)       45,514
       State income taxes, net of federal benefit    (20,280)        5,301
       Expense and revenue adjustments                             (87,122)
       Non deductible loss of foreign operations     246,751             -
                                                   _________     _________
       Effective income tax rates                    118,447       (36,307)
                                                   _________     _________

The components of federal income tax expense from continuing operations consisted of the following for the nine months ended:

                                                    July 31,     July 31,
                                                      2003         2002
                                                   _________    _________
       Current income tax expense:
             Federal                               $  72,032    $  28,187
             State                                    13,520      (16,288)
                                                   _________    _________
       Net current tax expense                     $  85,552    $  11,899
                                                   _________    _________

       Deferred tax expense (benefit) resulted from:
        Excess of tax over financial accounting
          depreciation                             $   4,627    $       -
        Vacation accrual                              28,268            -
        Income tax expense benefit                         -      (48,206)
                                                   _________    _________
       Net deferred tax expense                    $  32,895    $ (48,206)
                                                   _________    _________

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

     UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17   CONTINGENCIES

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

NOTE 18   ASSET PURCHASE AGREEMENT

On July 31, 2003, the Company's wholly-owned subsidiary, Alpine Aviation, Inc. ("Alpine Aviation"), entered into an Agreement for Sale and Purchase of certain aircraft (the "Agreement") between Alpine Aviation as buyer and Mallette Family, L.L.C. ("Mallette Family"), as seller.

Pursuant to the Agreement, Alpine Aviation acquired certain aircraft, a portion of which it had previously leased and maintained, for the total purchase price of $17,330,569, such sum to be paid as follows:

      Mallette Family Sale Price            $17,330,569
      Add Cost of Refurbishing (1)              150,000
      Less credit for debt assumption (2)   ( 9,663,557)
      Less credit for related party loan (3)( 2,937,950)
      Less credit for option money paid (4) ( 1,350,000)
      Less credit for Aircraft Lease
        deposits paid   (5)                    (510,000)
      Less credit for accounts receivable (6)(1,300,569)
                                             ___________
      BALANCE OF PURCHASE PRICE  $             1,718,493
                                             ___________

(1) Mallette Family paid $150,000 towards the retrofit of the last three aircraft (190,192,197). As the retro-fit will now be booked as an additional part of the aircraft purchased, Mallette here receives a credit for the $150,000 already paid.

(2) The aircraft being purchased currently carry $9,663,557 in debt against them. Alpine Aviation is now assuming this debt according to the agreement.

(3) Mallette Family borrowed $2.5 million from Alpine Aviation in 2001. This credit repays Alpine, including all accrued interest on the note of $437,950.

(4) Alpine Aviation paid Mallette Family a non-refundable deposit of $1,350,000 for an option to purchase 5 aircraft (included in this purchase). This was later amended to be classified as a refundable deposit.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

     UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18   ASSET PURCHASE AGREEMENT   (Continued)
(5) Alpine Aviation paid to the lessor $510,000 in deposit for all aircraft currently leased. This was to be returned to Alpine Aviation at the end of the lease and is now being credited towards the purchase price.

(6) Receivable from Mallette Family LLC for Alpine Aviation performing maintenance and certain qualified repairs on these leased aircraft per the terms of the lease agreements. The Company charges Mallette Family, LLC cost plus ten percent markup on all parts and a fixed rate of $55 per hour for labor [See Note 8].

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

NOTE 19   GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred recent losses, has current liabilities in excess of current assets due to the assumption of debt obligation in connection with an asset purchase agreement. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management plans to refinance current debt obligations and or raise additional funds through debt and/or equity offerings and by increasing sales. There is no assurance that the Company will be successful in these plans. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 20   SUBSEQUENT EVENTS

During August 2003, the Company Board of Directors approved to discontinue the Company's 401(k) Profit Sharing Plan.

During September 8, 2003, the Company issued 100,000 share of common stock for consulting services valued at approximately $150,000 for consulting certain services.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

General
-------

     Alpine Air Express, Inc., a Delaware corporation, is engaged in the air cargo business through its wholly owned subsidiary Alpine Aviation, Inc., a Utah corporation, and its majority-owned subsidiary Alpine Air Chile, S.A. based in Santiago, Chile. Throughout most of the 1990's, Alpine focused more and more on hauling mail for the Postal Service because of their favorable contracts, routes and payment practices. As a result of this focus, the majority of Alpine's revenue now comes from the Postal Service. We have expanded our operation to Chile through a Chilean subsidiary. Our Chilean subsidiary, while building its client base and experiencing consistent revenue, is still not profitable and depends on financial support from our Alpine Aviation, Inc. subsidiary. Our Board of Directors has addressed future financial support of Alpine Air Chile and has advised it that it needs to work toward self-sufficiency.

     Through June 23, 2003, Alpine Aviation maintained its route structure while continuing to service the U.S. Postal Service under the ASYS-R contract extension. On that date, the Postal Service informed Alpine that we were not awarded AMOT contracts on the routes that we were then flying. We understood these contracts were awarded to a company with a higher bid and subsequently filed a formal protest with Federal Claims Court in Washington DC. On July 31, 2003, we received a Notice of Acceptance - Transportation Services Contract Bid or Proposal for Regular Service awarding us certain contracts under the AMOT solicitation; we subsequently dismissed the Federal Claims Court action. For the nine months ended July 31, 2003, revenues from our Postal Service contract represented 74% of the Company's total revenues.

     On June 27, 2003, we filed with the Securities and Exchange Commission a Current Report on Form 8-K disclosing the Postal Service awarding of the routes to another vendor. On July 21, 2003, we filed with the Commission a Current Report on Form 8-K disclosing the proposed award of the AMOT contract to us. See the Exhibit Index, Part II, Item 6 of this Report.

     The Postal Service has mandated that all air cargo be scanned, commencing September 27, 2003. We are currently working with a third-party vendor to complete the process of implementing this requirement. Management believes that this arrangement will help us to avoid high capital investment costs by incurring only a per-scan fee. We believe that total per-scan fees will be in line with our scanning and EDI budget. Alpine has been advised that, as of September 16, 2003, it was one of only four air carriers that have complied with the Postal Service's electronic data transmission requirements.

     In addition to the Postal Service routes, Alpine Aviation is also currently flying charter routes for three non-related air carriers in the states of Colorado and Georgia.

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

     The Company's delivery commitment on cargo and charter routes ranges from one to four hours. Alpine Aviation has consistently garnered awards from the U.S. Postal Service for timeliness ranking in the top 10% of all contract carriers for the Postal Service. Alpine Aviation services its routes with 16 Beechcraft 99's and 6 Beechcraft 1900's, leased from related parties. Alpine Air Chile services its routes with three Beechcraft 1900's, leased from related parties. The Beechcraft 1900's are our largest aircraft.

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

     At July 31, 2003, we had a working capital deficit of $8,303,593, with current assets of $2,289,077, compared with current liabilities of $10,592,670. A total of $9,938,394 of these current liabilities consisted of the current portion of the debt that we assumed in connection with our purchase from Mallette Family, LLC, of certain aircraft as discussed below. All of the assumed debt is deemed to be a current liability because the notes may be deemed to be in default due to the Company's current non-compliance with certain loan covenants contained therein. In comparison to our current working capital deficit, our working capital surplus was $3,426,991 at October 31, 2002.

     As mentioned in Note 19 thereto, the accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company's operations will require significant increases in cash flows from operations or additional financing or capital to continue. In this regard, the Company has made efforts to cut its costs by reducing employee salaries and by discontinuing its 401(k) profit sharing plan. The Company will also attempt to cure the defaults on its loan covenants.

     In addition to the deterioration of our working capital position, the makeup of the working capital has changed. With the expansion in Chile and the need to support its operation, and the continuing sluggishness of the US air cargo market we serve, our cash and marketable securities has decreased significantly. On July 31, 2003, our cash and cash equivalents were down to $178,771, compared to $494,517 on October 31, 2002. If we have operational shortfalls in the future or if we lose any Postal Service contracts, these liquid assets could be further depleted.

     The change in the makeup of current assets also reflects the payment in full of Mallette Family LLC's $2.5 million loan from the Company. This loan was paid pursuant to the Agreement for Sale and Purchase of certain aircraft between the Company and Mallette Family, LLC. See Part II, Item 5 of this Report.

     Overall our asset base has increased by approximately 100% from October 31, 2002, as a result of our acquisition of the aircraft under the Mallette Family agreement. Total assets at July 31, 2003, were $21,325,662, as compared to $10,585,347 at October 31, 2002. Property and equipment, net of depreciation, increased from $1,868,233 at October 31, 2002, to $19,036,085 at July 31, 2003. Total liabilities also increased substantially, from $830,094 at October 31, 2002, to $12,046,955 at July 31, 2003. At that date,
$11,382,050 of our total liabilities at was the debt that we incurred in connection with our purchase of airplanes from Mallette Family.

Results of Operations
---------------------

     During the third quarter of 2003, Alpine lost and then regained its contract with the U.S. Postal Service under the ASYS-R extension. On June 23, 2003, we received notification that our Postal Service routes had been terminated; we received notification that the routes had been re-awarded to us on July 31, 2003. As a result, cargo revenue from the Postal contracts for the third quarter of $1,346,844 was down from the three months ended July 31, 2002, by $1,433,534.

     The short-term loss in our Postal Service contract, as well as the prolonged downturn in the short haul air cargo market have resulted in our revenue from operations declining from prior quarters. Our revenue from operations for the quarter ending July 31, 2003, was $1,874,495, which was down by $1,210,583 from the quarter ending July 31, 2002. However, public service revenue increased to $527,651 in the July 31, 2003, quarter, as compared to $304,700 in the year-ago period. This increase resulted from the retrofitting work on the aircraft for the related party lessor of our aircraft. Net loss for the quarter ended July 31, 2003 was $331,795, as compared to net income of $134,789 in the quarterly period ended July 31, 2002.

     Profits have been hurt not only because of the short-term loss of our Postal Service contract and general economic conditions, but also from our expansion efforts in Chile. Presently, Chile is not producing a profit.
Chile has had only marginal revenue to date and for the quarter ended July 31, 2003, contributed a loss of approximately $193,925 to Alpine just from its operations. Additionally, with the Chile operations, our general and administrative expenses have also increased further reducing profits. Hopefully, as Chile becomes more established, and produces additional revenue, operating profits will start to increase. At this time, we cannot predict when our Chile operations will start to increase revenue.

     In addition to the drain on profits from the Chile operation, the high fixed cost nature of the air cargo business creates a structure where once a certain volume is obtained profit percentage increases. With the reduction in air cargo volume, our profit margins have been reduced since revenues have been close to our fixed cost. As air cargo volume increases, these economies of scale should start to come back to our business. Additionally, for the three months ended July 31, 2003, the make-up of our revenue was weighted more than usual to public service, which has lower margins than the air cargo business. Public service, which consists primarily of maintenance and retrofitting work on aircraft, is more labor and parts intensive, creating smaller profit margins.

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

Item 3.   Controls and Procedures.

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Except as indicated below, based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and, except as indicated below, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

     In May, 2003, the Company implemented a policy of monthly, rather than quarterly, reporting of financial information by Alpine Chile, in an effort to create a more orderly and timely system for preparing the Company's consolidated financial statements. Alpine Chile continues to work toward the timeline and U.S. GAAP reporting constraints imposed by the Company.

     Alpine Aviation has also recently reviewed its internal controls and made changes thereto with the goal of becoming compliant with the Company's timeline and U.S. GAAP requirements.

     The Company continues to work with its subsidiaries to ensure that controls and procedures are adequate to ensure timely reporting of financial information.

     Following its purchase of certain aircraft from Mallette Famiy, LLC, as discussed below, the Company determined that it was lacking certain material information necessary to adequately disclose the financial impact of the transaction. While this did create a delay in timely filing this Report, information has now been provided such that future filing delays are not expected.

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

     Following the decision of the Postal Service not to award its routes to us, on June 27, 2003, we filed a complaint and motion for temporary restraining order and preliminary injunction in the United States Court of Federal Claims. In August, 2003, which is subsequent to the period covered by this Report, we dismissed this action following the Postal Service's indication that it would award us the routes.

Item 2.   Changes in Securities.

     None; not applicable.

Item 3.   Defaults Upon Senior Securities.

     None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None; not applicable.

Item 5.   Other Information.

     On July 31, 2003, Alpine Aviation entered into an Agreement for Sale and Purchase of certain aircraft, under which Alpine Aviation agreed to purchase the aircraft from Mallette Family, L.L.C. This Agreement was disclosed in a Current Report on Form 8-K, dated July 31, 2003, which was filed with the Securities and Exchange Commission on August 15, 2003. See Part II, Item 6 of this Report.

     On August 6, 2003, which is subsequent to the period covered by this Report, we received notification from Grant Thornton, LLP, Certified Public Accountants, that they were resigning as our independent auditors. On August 7, 2003, the Audit Committee of our Board of Directors engaged Pritchett, Siler & Hardy, Certified Public Accountants, to review our financial statements for the quarterly period ended April 30, 2003. This change in accountants was disclosed in a Current Report on Form 8-K, which we filed with the Securities and Exchange Commission on August 13, 2003. See Part II, Item 6 of this Report.

     On August 21, 2003, which is subsequent to the period covered by this Report, our Board of Directors voted to appoint Paul T. Moxley, Esq., to fill a vacancy on our Board of Directors. This appointment is subject to Mr. Moxley's completion of additional due diligence, which has not yet been completed. Also on August 21, 2003, Scott Jacox was named Senior Vice President.

     As a cost-cutting measure, in August, 2003, our Board of Directors resolved to terminate our 401(k) profit sharing plan and to give our employees the opportunity to roll their investments into other plans.

Item 6.   Exhibits and Reports on Form 8-K.

     (a) Exhibits.

      Exhibit No.          Description
      -----------          -----------

         10                U.S. Postal Service Notice of Acceptance

         31.1              302 Certification of Eugene R. Mallette

         31.2              302 Certification of Leslie Hill

         32                906 Certification

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

                                         ALPINE AIR EXPRESS, INC.


Date: 9-22-03                            By: /s/ Eugene R. Mallette
      --------                              ------------------------
                                            Eugene R. Mallette, Chief
                                            Executive Officer and Director


Date: 9-22-03                                /s/ Leslie Hill
      --------                              ------------------------
                                            Leslie Hill, Chief Financial
                                            Officer


Date: 9-22-03                                /s/ Max A. Hansen
      --------                              ------------------------
                                            Max A. Hansen, Secretary/Treasurer
                                            and Director


Date: 9-22-03                                /s/ Joseph O. Etchart
      --------                              ------------------------
                                            Joseph O. Etchart, Director


Date: 9-22-03                                /s/ Kenneth D. Holliday
      --------                              ------------------------
                                            Kenneth D. Holliday, Director