Form 10KSB
period 2003-10-31
ALPINE AIR EXPRESS INC/DE
filed 2004-02-13
CIK 1092807

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB
(Mark One)

  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

     For the fiscal year ended October 31, 2003
                               ----------------

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

     State issuer's revenues for its most recent fiscal year: $10,290,431
                                                              -----------
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $1,408,024 as of February 11, 2004.

    (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                Not applicable.
                                ---------------

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 6, 2004, the Registrant had 11,022,000 shares of common stock issued and outstanding.

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

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No
[X]

                                    PART I

                      ITEM 1. DESCRIPTION OF BUSINESS

Background
----------

     Alpine Air Express, Inc., a Delaware corporation ("Alpine Air"), is engaged in the air cargo business through its wholly owned subsidiary, Alpine Aviation, Inc., a Utah corporation ("Alpine Aviation"). Alpine Aviation was organized on October 7, 1975, in the state of Utah. Alpine Aviation has been operated by the same management since 1986. Alpine Aviation is an air cargo operator, transporting mail packages and other time-sensitive cargo between 16 cities in the western portion of the United States. Alpine Aviation began its operations in the 1970's with the intent of being a regional charter and cargo carrier. After present management acquired control in 1986, Alpine Aviation began to focus less on the charter or passenger services and more on the cargo aspects of the airline industry. Throughout most of the 1990's, Alpine Aviation has focused more and more on hauling mail for the United States Postal Service because of their favorable contracts, routes and payment practices. As a result of this focus, approximately 68% of Alpine Aviation's revenues now come from the Postal Service.

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

     In May, 2002, Alpine Air formed a subsidiary known as Alpine Air
Chile S.A. (Chile), which is headquartered in Santiago, Chile. This subsidiary began operations after the end of our 2002 fiscal year. Alpine Air Chile S. A. is an 85%-owned subsidiary.

Routes and Delivery
-------------------

     Alpine Air Chile currently uses one Beechcraft 99 passenger/cargo aircraft to provide passenger service between Puerto Montt and Chaiten. The aircraft is also configured to allow limited cargo service between these two points. We continue to seek revenue-generating routes within this market.

     Alpine Aviation currently has 12 routes covering 16 western cities in four states. Most routes are flown every day and some multiple times per day. In fiscal 2003, Alpine Aviation transported 5,811 tons of cargo. The largest component of Alpine Aviation's cargo mix is U.S. mail, which accounted for approximately 68% of our fiscal 2003 revenue. Alpine Aviation has consistently garnered awards from the U.S. Postal service for timeliness, ranking in the top 10% for on time performance among contract carriers for the Postal Service. The Postal Service delivers and picks up all cargo we carry at the aircraft, unless separate arrangements have been made. The Post Office delivery and pick up at aircraft side enables us to reduce our costs.
     Collectively, Alpine Aviation and Alpine Air Chile have leased 22 aircraft on two national certificates. All of these aircraft are smaller turbo-prop aircraft. The largest aircraft in our fleet is a Beechcraft 1900, which holds approximately 5,400 pounds of cargo. Our other aircraft type is the Beechcraft 99, which hold 3,400 pounds of cargo. All of our aircraft have been previously leased from Mallette Family, LLC and CLB Corporation.

     On July 31, 2003, Alpine Aviation purchased 16 aircraft from Mallette Family, LLC, for a total price of $17,330,569. This purchase was made up of 14 Beechcraft 1900's and two Model 99's. After taking into account certain credits due to Alpine Aviation and Alpine Aviation's assumption of underlying debt, the net purchase price was $1,476,381, for which amount Alpine Air has executed a promissory note payable in 14 monthly payments of $33,624.29, with a balloon payment due on November 1, 2004. This net purchase price reflects a downward adjustment of $241,612 to take into account a higher debt assumption by Alpine Aviation than the parties had originally recorded. This transaction was disclosed in a Current Report on Form 8-K dated July 31, 2003, which was filed with the Securities and Exchange Commission on August 15, 2003, and which is incorporated herein by reference. See Part III, Item 13 of this Annual Report.

     On December 15, 2003, which is subsequent to the period covered by this Annual Report, Alpine Aviation purchased 16 Beechcraft Model 99's from CLB Corporation for a total purchase price of $9,900,000. After deductions for certain credits due to Alpine Aviation and the assumption of underlying debt, the net purchase price was $9,103,966. This purchase was disclosed in a Current Report on Form 8-K dated December 15, 2003, filed with the Securities and Exchange Commission on December 31, 2003. This Current Report is incorporated herein by reference. See Part III, Item 13 of this Annual Report.

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

     With the growth in cargo and e-commerce taking a greater hold, we feel the need for companies like Alpine Air will only continue to expand. We offer the ability to deliver mail and cargo to smaller markets without the associated capital cost.

Employees
---------

     The Company has 78 employees, 56 of which are full time, including 11 in administration and 48 in flight operations, which includes 25 pilots. No employees belong to any labor union or have employment contracts.

                     ITEM 2. DESCRIPTION OF PROPERTIES

     Alpine Air is headquartered in its owned facility located in Provo, Utah. This facility is on leased property at the Provo Municipal Airport. The lease has a term of 30 years, and will expire in 2030. We also have two five-year options to extend the lease. Alpine Air currently pays a monthly rent of $1,066. The rental amount is to be adjusted every two years based on changes in the consumer price index. Our hangar consists of approximately 25,000 square feet with attached corporate offices. The hangar and offices have been paid for at a cost of approximately $1,200,000. In addition, we rent a quonset in South Dakota for a rent of approximately $426 per month.

     We also lease a 10,403 square foot hangar in Billings, Montana at the Logan International Airport at a lease rate of $16,852 per year, or $1404 per month. This lease is for a term of five years, ending October 31, 2007.

     We carry extensive insurance coverage on all facilities as well as aircraft. Management believes our insurance coverage is adequate to cover any damage to our facilities or aircraft and any resulting liabilities.

                        ITEM 3. LEGAL PROCEEDINGS

     On December 20, 2002, Alpine Air, Alpine Aviation, Eugene Mallette (our
CEO), and Kenneth D. Holliday, a former consultant and current director, were named as defendants in Case No. 2002CV63156, filed in the Superior Court of Fulton County, State of Georgia, by North South Airways, Inc., a Georgia corporation ("North South"). The lawsuit alleges that Mr. Holliday breached his duty to North South by supplying confidential information to Alpine Air and its subsidiaries in breach of his obligations to North South. The complaint also alleges that Alpine Air and Mr. Mallette misappropriated this information and seeks damages in the amount of $2 million per defendant. The defendants were served with the summons and complaint in this matter on December 26, 2002. All defendants are vigorously disputing each claim and the case is currently in the discovery stage.

     This lawsuit was disclosed in a Current Report on Form 8-K, dated December 27, 2002, which we filed with the Securities and Exchange Commission on January 2, 2003, and which is incorporated herein by reference. See Part III, Item 13 of this Annual Report.

     Alpine Air has named in a lawsuit by a former employee for claims of approximately $50,000 related to wrongful termination. The case is still in the discovery phase and Alpine Air intends to vigorously defend itself.

     Alpine Air has also been notified of a second lawsuit by a former employee for claims of wrongful termination, which the parties have agreed to resolve via binding arbitration.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of stockholders of Alpine Air during the fourth quarter of the fiscal year ended October 31, 2003.

                                PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Alpine Air's common stock is quoted on the National Association of Securities Dealers Electronic Bulletin Board under the symbol "ALPE." Set forth below are the high and low closing bid prices for our common stock for each quarter since trading began in August, 2001. These bid prices were obtained from Pink Sheets, LLC, formerly known as the "National Quotation Bureau, LLC," All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Quarter Ended                 High Bid          Low Bid
-------------                 --------          -------

October 31, 2001                $8.50             $7.00

January 31, 2002                $8.35             $8.00

April 30, 2002                  $8.25             $6.15

July 31, 2002                   $5.60             $2.85

October 31, 2002                $3.40             $2.75

January 31, 2003                $3.05             $2.40

April 30, 2003                  $2.60             $1.15

July 31, 2003                   $2.00             $0.80

October 31, 2003                $1.70             $0.95

     We cannot guarantee that the present market for our common stock will continue or be maintained, and the resale of "unregistered" and "restricted" shares pursuant to Rule 144 of the Securities and Exchange Commission may substantially reduce the market price of our common stock.

Holders.
--------

     As of February 6, 2004, there were 11,022,000 shares of common stock outstanding held by approximately 475 active holders of record, including broker-dealers and clearing corporations holding shares on behalf of their customers, as reported by the Company's transfer agent. This figure does not include an indeterminate number of stockholders who may hold their shares in street name.

Dividends.
----------

     Since its inception, Alpine Air has paid no dividends on its common stock, and we do not anticipate that we will pay any dividends in the foreseeable future.

Recent Sales of Unregistered Securities.
----------------------------------------

     Alpine Air has not sold any equity securities during the period covered by this Annual Report that were not registered under the Securities Act of 1933, as amended. On November 5, 2003, which is subsequent to the period covered by this Annual Report, we issued 22,000 "unregistered" and "restricted" shares to the Gallatin Group in consideration of services rendered valued at $42,977.

     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General
-------

     As was the result for most air cargo companies during the past several years, we have seen reduced cargo volume. In addition, in June, 2003, our largest single source of revenue, the U.S. Postal Service, informed us that it had awarded our routes to another vendor. In July, 2003, the Postal Service announced that it would award the routes to us, but the loss of the routes during the intervening period further contributed to our reduced revenue for the year. We disclosed the loss and re-awarding of the routes in Current Reports on Form 8-K, both dated June 25, 2003, which were filed with the Securities and Exchange Commission on June 27, 2003, and July 21, 2003, respectively. See Part III, Item 13 of this Annual Report.

     As the economy improves, we anticipate that air cargo volume will increase. Our new contracts with the Postal Service are providing less revenue than our former contracts. Due to the open bidding process involved in obtaining our current contract, the price per pound rate under this contract is less that we were previously enjoying. In addition to this reduced revenue, the contracts require scanning and electronic data interface ("EDI") compliance, which has somewhat further reduced our income potential under our USPS contracts. We continue to attempt to diversify our customer base, reducing our reliance on the Postal Service.

     The upcoming year will be very important in determining our future direction. We recognize the need to update our customer base and are currently seeking alternate sources of revenue as well as additional cost savings.

     In addition to recontracting all routes at a lower per-pound rate, the Postal Service now requires scanning equipment and EDI be installed by all air carriers to better track the mail. This has been an expensive proposition, continuing to reduce profitability and requiring additional personnel. While in full compliance with the scanning requirements of the Postal Service's AMOT contract, we continue to look for solutions which will support Postal Service requirements while becoming more cost efficient.

     Our management team is focusing on marketing air cargo services to integrated carriers and freight forwarders. We are hopeful that as the economy rebounds more strongly and air cargo increases, our ability to be responsive, particularly to smaller companies, will allow us to generate new revenue sources.

     As one of our revenue-enhancing strategies, we have begun marketing available aircraft for lease. With the purchase of aircraft from Mallette Family, LLC, the Company assumed operating leases of five aircraft. We derive base rents of $20,800 per aircraft per month from these leases, in addition to $150 per flight hour.

Liquidity and Capital Resources
-------------------------------

October 31, 2003 and 2002
-------------------------

     We have a working capital position of $44,973, as compared to working capital on October 31, 2002, of $3,382,929. The reduction in working capital was the result of less revenue and our Chilean operations continued reliance on continued capital investment. We recognize Chile's growth is reliant on continued support as a long-term investment. In recognition of these needs, we have scaled down our Chilean operations, returning all but one aircraft to the United States. The Company continues to be hopeful that our Chilean operations will grow and become profitable, although we can provide no assurance in this regard.

     During the past two fiscal years, we have experienced significant current year losses from operations, stemming partly from our Chilean operations and partly from the decreased revenue rate per pound under our AMOT contract with the Postal Service. We are taking steps to manage these losses by reducing further significant investment in our Alpine Air Chile operations, negotiating with our related party note holder to defer payments on our note and dividends on subsequently issued preferred stock to our majority stockholder. Payments and dividends are expected to resume February 1, 2005.

     In fiscal 2003, a combination of decreased operating revenue and increased operating expenses resulted in a net loss, which was exacerbated by the loss from our Chilean operations. In 2004, we intend to focus on maintaining current operations and focus on cost cutting to allow us to maintain our current levels of working capital. We believe that our purchase of aircraft from Mallette Family, LLC during fiscal 2003 and CLB Corporation in December, 2003, will assist us in this regard.

     As a result of our aircraft purchases, total assets increased from $10,607,614 at October 31, 2002, to $20,212,953 at October 31, 2003. Our
assumption of debt in connection with the purchases increased our total liabilities from $899,213 to $11,767,610 and stockholders' equity declined from $9,708,401 at October 31, 2002, to $8,445,343 at October 31, 2003.

     Net cash used by operations in fiscal 2003 amounted to $1,022,460. Net loss was $1,418,549. Adjustments to reconcile net loss to net cash used by operating activities totaled $396,089. The increase in depreciation to $440,169 was due to purchase of aircraft. We established a contingent liability reserve of $134,500 for a lost engine. The increase in trade accounts payable by $421,575 further led to an increase in available cash.
The tax effect of the loss during fiscal 2003 was carried back, resulting in an income tax receivable of $1,015,757, offset by deferred taxes of $695,355. Trade accounts receivable from a related party increased by $967,860, further reducing current cash available. The resulting $1,300,569 receivable from the related party was eventually offset against the purchase of aircraft.

     In fiscal 2002, net cash provided by operating activities was $538,664. Net loss during this period was $54,019, and there were adjustments of $627,386 to reconcile net loss to net cash provided by operating activities. The reduction of a related party loan for $142,588, as well as the reduction of accounts receivable for $198,884, and the increase in accounts payable both for related party and trade accounts of $458,001 all led to a net increase in cash. This increase was offset by a net increase in related party accounts receivable of $349,564.

     Investing activities for fiscal 2003 provided $560,800. In fiscal 2002, by contrast, investing activities used net cash of $548,061. During 2003, we received proceeds from the sale of marketable securities, providing cash of $776,367. In fiscal 2003, we paid only $199,500 for aircraft lease deposits. In 2002, we paid $1,350,000 for the aircraft purchase option.

     In fiscal 2003, financing activities used net cash of $66,559. We paid $78,883 on notes payable during this period, which was partially offset by an increase in bank overdraft of $12,324. By contrast, net cash provided/used in financing activities was $0 in fiscal 2002.

     Exchange rate changes with respect to the Chilean peso contributed $140,252 to cash flows in fiscal 2003, as compared to $(2,456) in the prior fiscal year. Net changes in cash an cash equivalents were $(387,976) and $(11,853), respectively, during these periods.

Results of Operation
--------------------

October 31, 2003 and 2002
-------------------------

     During the fiscal year ending October 31, 2003, we had a net loss of $1,418,549, or $0.13 per share on a diluted basis, versus a net loss of $54,019, or $0.01 per share, in fiscal 2002.

     Revenue for the year ending October 31, 2003, was $10,290,431, a decrease of approximately 16.9% from our 2002 results of $12,381,839. This reduction in revenue was the result of the temporary loss of our Postal Service routes in the summer of 2003 and the decreased air cargo volume.

     Revenue from air cargo was $8,435,553, which was down $2,221,420, or approximately 20.8%, from our revenue of $10,656,973 in 2002. Again, this decrease was primarily the result of the temporary loss of our Postal Service contracts and reduced mail volume. However, this reduction in air cargo revenue was partially offset by an increase in our charter and leasing revenue, from $183,321 to $1,282,314. This increase reflects our change in business direction from an all-cargo carrier to a mix of cargo and leasing services.

     We were able to reduce our direct costs from operations by $1,782,449 from the 2002 fiscal year. This was the result of not flying during the five week period prior to the reinstatement of our contract with the Postal Service, and was commensurate with the decreased revenue from our air cargo operations. These results have been improved by the increase of charter and leasing revenue of $1,098,993 from 2002.

     Operating expenses increased from $1,701,463 in fiscal 2002 to $2,679,640 in fiscal 2003. These increases were due in part to the depreciation expense of $234,776 and loss of one engine costing $134,500 on the newly-purchased aircraft. General and administrative expenses increased by $936,130, due principally an increase $512,228 in professional fees. Of this amount, $109,410 stemmed from a change in our public accountants. Consulting fees also increased by $236,187, as a result of our hiring of a consultant to assist in our negotiations with the Postal Service. Legal expenses also increased by $166,235, due principally to the Postal Service matter and pending litigation.

     During the 2003 fiscal year, other income (expense) fell from net income of $306,339 to net expense of $(85,261). Interest income decreased by $61,754 as a result of the satisfaction of the note receivable from Mallette Family, LLC, as part of the aircraft purchase in July, 2003. In addition, in fiscal 2002, we had received $82,644 in federal compensation for September 11 programs; we did not receive any such compensation in fiscal 2003. We had a $58,219 loss on disposal of two aircraft in fiscal 2003. Interest expense was $96,822 in 2003, of which approximately $17,000 was due to financing of recurring payables and approximately $80,000 resulted from debt assumed in the purchase of aircraft. Due to the U.S. dollar's decline against the Chilean peso, we had a loss of $106,117 on foreign currency translation; we did not have any currency translation in 2002, because we had not yet started our Chilean operations.

     Safe Harbor Statement.
     ----------------------

     Statements made in this Form 10-KSB which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) our ability to retain existing commercial relationships and to obtain additional profitable sources of revenue, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

     Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in the Company's reports on file with the SEC: general economic or industry conditions, nationally and/or in the communities in which the Company conducts business, legislation or regulatory requirements, the economic condition of the U.S. Postal Service, changes in the air cargo, charter and leasing industries, demand for air cargo, charter and leasing services, competition, changes in the quality or composition of the Company's services, our ability to develop profitable new sources of revenue, changes in accounting principals, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting the Company's operations, services and prices.

     Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.


                     ITEM 7.  FINANCIAL STATEMENTS

                  ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

                      CONSOLIDATED FINANCIAL STATEMENTS
                              OCTOBER 31, 2003

                  ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES
                      CONSOLIDATED FINANCIAL STATEMENTS

                               C O N T E N T S

                                                                       Page

     Consolidated Balance Sheets, October 31, 2003 and 2002            2-3

     Consolidated Statements of Operations and Comprehensive
     Income, for the years ended October 31, 2003 and 2002             4-5

     Consolidated Statement of Stockholders' Equity, for the
     years ended October 31, 2003 and 2002                               6

     Consolidated Statements of Cash Flows, for the year ended
     October 31, 2003 and 2002                                         7-8

     Notes to Consolidated Financial Statements                       9-30

                         INDEPENDENT AUDITORS' REPORT


Board of Directors
ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES
Provo, Utah


We have audited the accompanying consolidated balance sheets of Alpine Air Express, Inc. and Subsidiaries as of October 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended October 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the consolidated financial position of Alpine Air Express, Inc. and Subsidiaries as of October 31, 2003 and 2002 and the results of their operations and their cash flows for the years ended October 31, 2003 and 2002 in conformity with generally accepted accounting principles in the United States of America.

/s/ Pritchett, Siler & Hardy, P.C.

January 23, 2004
Salt Lake City, Utah

                  ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                   ASSETS
                                                    October 31,   October 31,
                                                        2003        2002
                                                                 (Restated)
CURRENT ASSETS

Cash and cash equivalents                        $     126,476  $     514,443
Marketable securities                                  193,431        835,476
Trade accounts receivable, net                         489,537        688,087
Accounts receivable-related parties                    388,780        571,489
Receivable from minority stockholder                         -         24,570
Inventories                                            829,742      1,090,659
Prepaid expenses                                       253,284        358,358
Income taxes receivable                              1,050,460         96,163
Deferred tax asset                                      60,323         96,895
                                                 -------------  -------------
     Total current assets                            3,392,033      4,276,140

PROPERTY AND EQUIPMENT, net                         10,545,093      1,871,445

AIRCRAFT ON OPERATING LEASE-RELATED PARTY, net       6,275,327              -

DEPOSITS                                                   500        311,500

DEPOSIT ON AIRCRAFT PURCHASE OPTION                          -      1,350,000

RECEIVABLE FROM RELATED PARTY                                -      2,798,529
                                                 -------------  -------------
                                                 $  20,212,953  $  10,607,614
                                                 =============  =============

                           [Continued]

                  ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                [Continued]

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    October 31,   October 31,
                                                        2003        2002
                                                                 (Restated)
CURRENT LIABILITIES

Bank Overdraft                                   $      12,324  $           -
Trade accounts payable                                 716,726        295,151
Accounts payable - related party                       652,991        325,425
Accrued liabilities                                    176,679        231,387
Contingent liabilities                                 134,500              -
Refundable deposits                                    156,342         41,248
Current portion of notes payable                     1,399,536              -
Current portion of notes payable-related party          97,962              -
                                                 -------------  -------------
      Total current liabilities                      3,347,060        893,211

DEFERRED INCOME TAXES                                  664,785          6,002

NOTE PAYABLE, net of current portion                 6,592,477              -

NOTES PAYABLE-RELATED PARTY, net of current portion  1,163,288              -

COMMITMENTS AND CONTINGENCIES [See Note 19]                  -              -
                                                 -------------  -------------
      Total Liabilities                             11,767,610        899,213
                                                 -------------  -------------
MINORITY INTEREST                                            -              -
                                                 -------------  -------------
STOCKHOLDERS' EQUITY:

 Preferred stock, $.001 par value, 1,000,000
   shares authorized, none issued or outstanding             -              -
 Common stock, $.001 par value, 20,000,000 shares
  authorized, 11,000,000 shares issued and
  outstanding                                           11,000         11,000
 Additional paid-in capital                          1,590,078      1,590,078
 Accumulated other comprehensive income (loss)         113,032        (42,459)
 Retained earnings                                   6,731,233      8,149,782
                                                 -------------  -------------
      Total stockholders' equity                     8,445,343      9,708,401
                                                 -------------  -------------
                                                 $  20,212,953  $  10,607,614
                                                 =============  =============

The accompanying notes are an integral part of these consolidated financial statements.

                  ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       For the Year ended
                                                      October 31,
                                                        2003        2002
                                                                 (Restated)
OPERATING REVENUE:
 Operations                                      $  5,446,448     $ 5,601,739
 Operations - related party                         2,286,425       4,305,206
 Public services                                    1,854,878       1,724,866
                                                 ------------     -----------
    Total Operating Revenues                       10,290,431      12,381,839
                                                 ------------     -----------
DIRECT COSTS:
 Operations                                         7,732,873       9,906,945
 Public services                                    1,540,942       1,149,319
                                                 ------------     -----------
    Total Direct Costs                              9,273,815      11,056,264
                                                 ------------     -----------
    Gross profit                                    1,016,616       1,325,575
                                                 ------------     -----------
OPERATING EXPENSES:
 General and administrative                         2,475,385       1,539,255
 Depreciation                                         204,255         162,208
                                                 ------------     -----------
    Total Operating Expenses                        2,679,640       1,701,463
                                                 ------------     -----------
Operating income (loss)                              (309,981)      2,361,350

OTHER INCOME (EXPENSE):
 Interest income                                      147,383         209,137
 Interest expense                                     (96,822)              -
 Federal compensation for September 11, programs            -          82,644
 Loss on disposal of assets                           (58,219)              -
 Other income (expense)                                28,514          14,559
 Loss on Foreign currency translation                (106,117)              -
                                                -------------     -----------
    Total Other Income (Expense)                      (85,261)        306,340
                                                -------------     -----------
Income (loss) before taxes  and minority
interest                                           (1,748,285)        (69,548)

    Current income tax expense (benefit)           (1,015,757)        147,332
    Deferred income tax expense (benefit)             686,021        (138,537)
                                                -------------     -----------
Income (loss) before minority interest             (1,418,549)        (78,343)
Minority interest in net loss of subsidiary
 [See Note 13]                                              -          24,324
                                                -------------     -----------
NET INCOME (LOSS)                               $  (1,418,549)    $   (54,019)
                                                -------------     -----------
BASIC INCOME (LOSS) PER COMMON SHARE            $        (.13)    $      (.01)

DILUTED INCOME (LOSS) PER COMMON SHARE          $        (.13)    $      (.01)

The accompanying notes are an integral part of these consolidated financial statements.

                  ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                       For the Year ended
                                                      October 31,
                                                        2003        2002
                                                                 (Restated)
NET INCOME (LOSS)                                $(1,418,549)    $ (54,019)
                                                 -----------     ---------
OTHER COMPREHENSIVE INCOME (LOSS):
  Unrealized loss on available for sale securities    15,239       (62,494)
  Foreign currency translation                       140,252        (2,210)
                                                 -----------     ---------
COMPREHENSIVE INCOME (LOSS)                      $(1,263,058)    $(118,723)
                                                 -----------     ---------

The accompanying notes are an integral part of these consolidated financial statements.

                ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               FOR THE YEARS ENDED OCTOBER 31, 2003

                                             Accumulated
                                  Additional   other
                   Common stock    Paid-in  Comprehensive  Retained
                  Shares   Amount  Capital  Income (loss)  earnings   Total
Balance at
October 31,
2001         11,000,000   11,000   1,590,078    22,245   8,203,801  9,827,124

Net income
for the year
ended October
31, 2002
[Restated]            -        -           -         -     (54,019)   (54,019)

Unrealized
loss on
available
-for- sale
securities,
net of tax           -        -           -    (62,494)         -     (62,494)

Foreign
currency
translation
adjustment,
net of
minority
interest             -        -           -     (2,210)         -      (2,210)

Balance at
October 31,
2002         11,000,000 $ 11,000 $ 1,590,078 $ (42,459) $8,149,782 $9,708,401

Net income for
the year ended
October 31, 2003      -        -           -         -  (1,418,549)(1,418,549)

Unrealized loss
on available-
for-sale
securities,
net of tax            -        -           -    15,239           -     15,239

Foreign currency
translation
adjustment, net
of minority
interest              -        -           -   140,252           -    140,252

Balance,
October 31,
2003         11,000,000 $ 11,000 $ 1,590,078 $ 113,032 $ 6,731,233 $8,445,343

The accompanying notes are an integral part of these consolidated financial statements.

               ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
            Increase (Decrease) in Cash and Cash Equivalents


                                                       For the Year ended
                                                      October 31,
                                                        2003        2002
                                                                 (Restated)
Cash flows from operating activities:
Net income (loss)                                  $(1,418,549)    $ (54,019)
                                                   -----------     ---------
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating
 activities:
 Bonus applied to reduce related party receivable            -       142,588
 Realized gain on marketable securities              (119,083)       (93,007)
 Deferred tax expense (benefit)                       695,355       (122,889)
 Depreciation and amortization                        440,169        162,208
 Minority interest in net loss of subsidiary                -        (24,324)
 Changes in operating assets and liabilities:
   Income taxes receivable                           (954,297)       288,162
   Trade accounts receivable                          (16,581)       198,884
   Trade accounts receivable - related party         (967,860)      (349,564)
   Inventories                                        325,917         23,268
   Prepaid expenses                                   105,074         49,829
   Accrued interest on loan to officer and
   related party                                     (139,421)      (175,659)

   Trade accounts payable                             421,575        132,576
   Accounts payable - related party                   327,566        325,425
   Accrued expenses                                   (54,708)        (1,919)
   Refundable deposits                                115,094        (34,395)
   Aircraft deposits                                        -         71,500
                                                  -----------   ------------
      Total adjustments                               396,089        627,386
                                                  -----------   ------------
      Net cash provided by (used in) operating
      activities                                   (1,022,460)       538,664
                                                  -----------   ------------
Cash flows from investing activities:
Proceeds from sale of marketable securities           776,367      1,445,081
Purchase of marketable securities                           -       (381,138)
Purchase of property and equipment                    (16,067)      (513,135)
Payments received on receivables from
 related parties                                            -        251,131
Payment of deposits                                  (199,500)    (1,350,000)
                                                  -----------   ------------
      Net cash provided by (used in) investing
      activities                                      560,800       (548,061)
                                                  -----------   ------------
Cash flows from financing activities:
Payment on notes payable                              (78,883)             -
Increase in bank overdraft                             12,324              -
                                                  -----------   ------------
      Net cash provided by (used in) financing
      activities                                      (66,559)             -
                                                  -----------   ------------
Effect of exchange rate changes                       140,252         (2,456)
                                                  -----------   ------------
Net change in cash and cash equivalents              (387,976)       (11,853)
Beginning cash and cash equivalents                   514,443        526,396
                                                  -----------   ------------
Ending cash and cash equivalents                  $   126,476   $    514,443
                                                  -----------   ------------

                           [Continued]

               ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                             [Continued]
                                                       For the Year Ended
                                                            October 31,

                                                        2003        2002
                                                                 (Restated)
Supplemental disclosures of cash
 flow information:

Cash paid during the period for:

Interest                                         $    96,821     $          -

Income taxes                                     $     5,108     $    114,444


Noncash investing and financing activities:

For the year ended October 31, 2003:

     The Company had a net unrealized loss on marketable securities of $40,424, net of the deferred tax asset of $15,345 resulting in accumulated comprehensive income of $25,079.

     The Company purchased $17,330,569 in aircraft from Mallette Family LLC (an entity owned by the Officer and majority shareholder of the Company),by offsetting $1,350,569 in accounts receivables less a credit of $150,000, $2,937,950 in notes receivable from Mallete Family LLC, assuming $9,905,169 in debt collateralized by the aircraft, offsetting and $1,860,000 in lease and options to purchase deposits paid to Mallette Family LLC, and issuing a $1,416,381 note payable to Mallete Family LLC [See Note 7].

     The Company recorded on $58,219 loss on disposed aircraft returned with a net carrying value of $1,892,492 in payment of notes payable of $1,834,273 on these aircraft,

     The Company had a $65,000 engine core previously recorded as equipment tore down for the underlying parts which it included in inventory.

For the year ended October 31, 2002:

     The Company had a net unrealized loss on marketable securities of $64,931, net of the deferred tax asset of $24,682 resulting in accumulated comprehensive income of $40,248.

The accompanying notes are an integral part of these consolidated financial statements.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Alpine Air Express, Inc. and subsidiaries (the Company) is presented to assist in understanding the Company's financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America (USGAAP) and have been consistently applied in the preparation of the consolidated financial statements.

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

The Company previously leased aircraft from CLB, Inc. and Mallette Family, LLC, entities that are owned or controlled by the Officer and majority shareholder of the Company. During July 2003 the Company acquired 16 aircraft from Mallette Family, LLC and during December 2003 acquired an additional 16 aircraft from CLB, Inc.

The Company previously entered into aircraft leases with CLB, Inc. and Mallette Family, LLC that meet the conditions to be considered a variable interest entity (VIE). The VIE's assets consist primarily of aircraft recorded at $7,388,309, debt of $2,474,775 and equity of $4,640,534. The Company did not previously consolidate the VIE because it was not required to do so under current accounting standards as the Company as of December 15, 2003 acquired the underlying aircraft.

Principles of consolidation - The consolidated financial statements include the accounts and operations of Alpine Air Express, Inc., its wholly-owned subsidiary Alpine Aviation, Inc. and Alpine Air Chile S.A. which is a 85% percent owned by the Company as of October 31, 2003 and 2002 (together referred to as the Company). Further the net loss for Alpine Air Chile, S.A. for the years ended October 31, 2003 and 2002 applicable to the 15% non-controlling interest were not allocated to the non controlling interest as there is no obligation of the non-controlling interest to share in such losses. All material inter-company transactions and accounts have been eliminated in the consolidation.

Cash and cash equivalents - The Company considers demand deposits at banks and money market funds at other financial institutions with an original maturity of three months or less to be cash equivalents.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

Marketable securities - The Company classifies its marketable securities as available-for-sale. These marketable securities consist of government bonds and corporate equity securities that are stated at market value. Unrealized gains and losses on available-for-sale securities which are considered temporary in nature are reflected as other comprehensive income (losses), net of tax, in stockholders' equity. Unrealized losses on available-for-sale securities which are not considered temporary in nature using the specific identification method are included in operations. Realized gains and losses on all marketable securities are included in operations and are derived using the specific identification method for determining the cost of securities sold. It is the Company's intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, all marketable securities are classified as current assets.

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

Property and equipment - Provision for depreciation for financial reporting purposes of property and equipment is computed on the straight-line method over their estimated useful lives as follows:

     Buildings and improvements      10 to 40 Years
     Equipment                        3 to 10 Years
     Furniture and fixtures           3 to 10 Years
     Aircraft                              15 Years
     Spare aircraft engines           7 to 10 Years

Maintenance, repairs, and renewals, which neither materially add to the value of the property and equipment nor appreciably prolong the useful lives are charged to expense as incurred. Gains and losses on dispositions are included in operations.

Engine overhauls   The Company has elected to account for engine overhauls
under the direct expense method wherein cost of engine overhauls are expensed as they are incurred.

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

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

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

Income (Loss) per common share - The Company follows the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128). SFAS No. 128 requires the presentation of basic and diluted earning per share. Basic earnings per share are calculated by dividing income (loss) available to common shareholders by the weighted- average number of common shares outstanding during each period. Diluted earning per share are similarly calculated, except that the weighted-average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential. Potential common shares having an anti-dilutive effect on periods presented are not included in the computation of dilutive earning per share.

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

Segment reporting - Statement of Financial Accounting Standards No. 131 (SFAS
131) "Disclosures about Segments of an Enterprise and Related Information", requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. The Company's operations involve a single industry segment as an air cargo operator, transporting mail, packages and other time-sensitive cargo. However, with the addition of Alpine Air Chile, during fiscal years ended October 31, 2003 and 2002, the Company's operations now consist of two geographical segments.

Certain reclassifications - Certain immaterial reclassifications have been made to the 2002 financial statements to conform with the 2003 presentation.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

Recently Enacted Accounting Standards - In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This Interpretation specifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This applies to guarantees issued or modified after December 31, 2002. The Interpretation also revises the disclosure requirements about a guarantor's obligations under agreements, which are effective for the 2002 consolidated financial statements. The Company is currently evaluating the provisions of Interpretation No. 45, which are effective in 2003, and does not currently believe this statement will have a material effect on the consolidated financial statements.

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

Statement of Financial Accounting Standards SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No, 149, and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Stock Based Compensation - The Company has a stock option plan that provide for stock-based employee compensation, including the granting of stock options, to certain key employees. The Company accounts for the stock option plan in accordance with the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

During the periods presented in the accompanying financial statements the Company has granted options under the 1993 and 2002 Stock Options Plans and executive and other employment agreements. The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost under SFAS No. 123 has been recognized for the stock option plans or other agreements in the accompanying statement of operations. Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2003 and 2002 consistent with the provisions of SFAS No. 123, the Company's net earnings net of taxes and earnings per share would have been reduced to the pro forma amounts indicated below:
                                                    For the Year
                                                 Ended October 31,
                                              ______________________________
                                                  2003               2002
                                              _____________   ______________
  Net Income (Loss)              As reported  $  (1,418,549)  $      (54,019)
  Add: Stock-based employee compensation
     expense included in reported net income              -              -
  Deduct: Total stock-based employee
     compensation expense determined under
     fair value based method                       (275,726)        (359,505)
                                              _____________   ______________
  Net Income (Loss)              Proforma     $  (1,694,275)  $     (413,524)
                                              _____________   ______________

  Basic earnings (loss) per share As reported $        (.13)  $         (.01)
                                  Proforma    $        (.16)  $         (.04)
  Diluted earnings per share      As reported $        (.13)  $         (.01)
                                  Proforma    $        (.16)  $         (.04)

NOTE 2 - RESTATEMENT

The financial statements for the year ended October 31, 2002 have been restated to reflect the recording of $69,635 in unrecorded liabilities and to adjust the unrealized loss for losses on certain marketable securities by $41,164 wherein the loss is not believed to be temporary in nature. The Company has recorded the effect as a correction of an error. The following is a summary of the effect of the correction:

                                   October 31, 2002
                                    as previously  October 31, 2002
                                       reported      as restated      Change
                                     ___________      ___________   __________
Net Income (Loss) available
  to common shareholders             $    18,349      $   (54,019)  $ (72,368)
                                     ___________      ___________   __________
Basic Income (Loss)
  per common share                   $       .00      $      (.01)  $    (.01)
                                     ___________      ___________   __________
Diluted Income (Loss)
  per common share                   $       .00      $      (.01)  $    (.01)
                                     ___________      ___________   __________
Total Stockholders' Equity           $ 9,755,253      $ 9,708,401   $ (46,852)
                                     ___________      ___________   __________

The weighted average number of common shares outstanding used in basic and diluted income (loss) per share calculation was 11,000,000.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - MARKETABLE SECURITIES

The amortized cost, net unrealized gains and losses, and estimated fair value of available-for-sale securities by major security type were as follows:



                               Amortized  Unrealized Unrealized   Estimated
                                  cost        gain       (loss)    fair value
October 31, 2003
Available-for-sale securities:
 Corporate equity               $  233,854  $    10,777  $ (51,200) $ 193,431
                                ----------  -----------  ---------  ---------
October 31, 2002
Available-for-sale securities:
 Government agency bonds        $  502,337  $    51,934  $       -  $ 554,271
 Corporate equity                  398,061        2,424   (119,280)   281,205
                                ----------  -----------  ---------  ---------
                                $  900,398  $    54,358  $(119,280) $ 835,476
                                ----------  -----------  ---------  ---------

NOTE 4 - TRADE ACCOUNTS RECEIVABLE

  Trade accounts receivable consist of the following at October 31:
                                                    2003         2002
                                                  _________    __________

     Trade accounts receivable                    $ 539,537    $  788,087
     Trade accounts receivable - related entity     388,780       571,489
     Less allowance for doubtful accounts           (50,000)     (100,000)
                                                  _________    __________
                                                  $ 878,317    $1,159,576
                                                  _________    __________

Bad debt expense for the years ended October 31, 2003 and 2002 was $240,618 and $0, respectively.

NOTE 5 - PREPAID EXPENSES

  Prepaid expenses consist of the following at October 31:
                                                         2003         2002
                                                      _________    _________
   Prepaid expenses and credits                       $  73,312    $ 136,315
   Prepaid other taxes                                  179,972      222,043
                                                      _________    _________
                                                      $ 253,284    $ 358,358
                                                      _________    _________

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INVENTORIES

  The composition of inventories is as follows at October 31:
                                                        2003          2002
                                                     _________     __________
   Aircraft parts                                    $ 829,742     $1,074,759
   Fuel                                                      -         15,900
                                                     _________     __________
                                                     $ 829,742     $1,090,659
                                                     _________     __________

The Company has not established an allowance for obsolete inventory.

NOTE 7   PROPERTY PLANT & EQUIPMENT

Property and equipment consists of the following at October 31, 2003:

                                  Estimated life       2003          2002
                                     In years        __________  ___________
     Building and improvements        3 - 10         $1,264,801  $ 1,264,801
     Spare aircraft engines            10               430,000      420,000
     Aircraft                          15            15,347,475            -
     Equipment                        3 to 5            153,423      158,852
     Furniture and fixtures            10               185,666      185,666
     Vehicles                         5 - 7             154,518      154,518
                                                    ___________   __________
                                                     17,535,883    2,183,837
     Less: Accumulated depreciation
      and amortization                                 (715,463)    (312,392)
                                                    ___________   __________
                                                    $16,820,420   $1,871,445
                                                    ___________   __________

Depreciation expense amounted to $440,159 and $162,208 for the years ended December 31, 2003 and 2002, respectively.

Aircraft with a carrying value of $10,370,021 are held as collateral on a notes payable at October 31, 2003 (See Note11).

Aircraft Return to Note Holder - On September 15, 2003 and October 27, 2003, respectively, two aircraft with a combined carrying value of $1,892,492 were returned to the secured creditor as repayment of the underlying notes payable of $1,834,273. In connection with the return of aircraft the Company recognized a loss on sale of aircraft of $58,219 and a $134,500 contingent liability for the replacement of a failed engine. The $134,500 has been included in cost of good sold as the engine failure occurred after the purchase from Mallete Family LLC while the aircraft was leased to Sundance Air, Inc.

On December 9, 2003, the Company returned an aircraft with a carrying value of $932,919 to the secured creditor for repayment of the $933,738 underlying note payable. At October 31, 2003, the Company recognized an $819 loss on impairment of the underlying aircraft.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7   PROPERTY PLANT & EQUIPMENT [Continued]

Aircraft purchase   related party On July 31, 2003, the Company's wholly-owned subsidiary, Alpine Aviation, Inc. ("Alpine Aviation"), entered into an Agreement for Sale and Purchase of 14 Beechcraft 1900 and 2 Beechcraft 99 cargo configured aircraft (the "Agreement") between Alpine Aviation as buyer and Mallette Family, L.L.C. ("Mallette Family"), as seller.

Pursuant to the Agreement, Alpine Aviation acquired certain aircraft, a portion of which it had previously leased and maintained, for the total purchase price of $17,330,569, such sum to be paid as follows:

       Accounts receivable (6)                       1,300,569
       Debt assumption (2)                           9,905,169
       Credit for related party loan (3)             2,937,950
       Option money previously paid (4)              1,350,000
       Aircraft Lease deposits previously paid (5)     510,500
       Credits (1)                                    (150,000)
       Loan payable Mallette Family, LLC.            1,476,381
                                                    __________
                            Total purchase price   $17,330,569
                                                    __________

(1) Mallette Family LLC paid $150,000 towards the retrofit of certain of the aircraft. As the retro-fit was booked as an additional part of the aircraft purchased, Mallette received a credit for the 150,000 already paid.

(2) The aircraft purchased carried $9,905,169 in debt against them. The Company assumed this debt according to the agreement.

(3) Mallette Family LLC borrowed $2,500,000 million from Alpine Aviation in 2001. This credit repays the Company, including the $437,950 in accrued interest on the note.

(4) The Company Aviation paid Mallette Family LLC a non-refundable deposit of $1,350,000 for an option to purchase 5 aircraft. The credit is the deposit and the rescinded option included in this purchase of the aircraft fleet.

(5) The Company paid to the lessor $510,500 as a lease deposit for all aircraft being leased. This was to be returned to the Company at the end of the lease and is now being credited towards the purchase price.

(6) Credit for the outstanding accounts receivable owed Alpine Aviation by Mallette Family LLC. for retrofitting three aircraft.

The balance of the purchase price is to be paid pursuant to a 6.5% Promissory Note dated July 31, 2003, in the amount of $1,476,381,(See Note 10).

Eugene R. Mallette, the principal stockholder, director and CEO of the Company is a controlling shareholder of Mallette Family LLC. The consideration exchanged under the Agreement was negotiated between the Company and Mallette Family LLC, with the consent of the Board of Directors, with Mr. Mallette abstaining.

Wells Fargo Securities, LLC issued a fairness opinion, from a financial point of view, on August 14, 2003 regarding this acquisition and the subsequent acquisition of aircraft from CLB [See Note 21].

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8   AIRCRAFT ON OPERATING LEASE

With the purchase of the aircraft from Mallette Family, LLC the Company assumed the underlying operating leases. At October 31, 2003 the company was leasing five of the aircraft to Sundance Air, Inc (a Colorado corporation doing business in Puerto Rico). Sundance Air, Inc. is owned 33% by Mr. Mallette, an Officer and majority shareholder of the Company. The leases call for monthly payments of $20,800 plus engine reserves of $150 per flight hour through November 12, 2007. The lease further granted Sundance Air, Inc. the option to purchase the aircraft for $5,725,000 less 10% of the timely paid lease payment and 25% of all timely paid net engine reserve payments or $5,678,709 at October 31, 2003. The option shall continue during the term of the lease as long as Sundance Air, Inc. is in full compliance with the lease terms. Sundance Air, Inc. is responsible for the routine maintenance and for providing insurance on the aircraft while the Company is responsible for engine overhauls and major component replacements.

At October 31, 2003, Sundance Air, Inc. was leasing an additional aircraft on a month to month basis . The leases call for monthly payments of $20,800 plus engine reserves of $150 per flight hour.

Property on operating lease to Sundance Air, Inc. consists of the following at October 31, 2003 and 2002:

                                                     2003           2002
                                                _____________  _____________
              Aircraft                          $   6,381,688  $           -
              Less accumulated depreciation          (106,361)             -
                                                _____________  _____________
                                                $   6,275,327  $           -
                                                _____________  _____________

Depreciation expense for the period ended December 31, 2003 and 2002 was $106,361 and $0, respectively and was included in cost of good sold.

Minimum future rentals to be received on the non-cancelable lease as of October 31, 2003 for each of the next five years and in the aggregate are as follows:

     2004                             $          1,248,000
     2005                                        1,248,000
     2006                                        1,248,000
     2007                                        1,248,000
     2008                                          104,000
                                               ___________
     Total Minimum Lease Payments     $          5,096,000
                                               ___________

At October 31, 2003, the Company holds deposits of $124,800 on the leased aircraft.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - OPERATING LEASES

On March 20, 2001, the Company entered into a 30-year lease agreement with two five-year extension options for real property at the Provo, Utah Airport. The Company also leases a hanger in Billings, Montana at the Logan International Airport at a lease rate of $16,852 per year or $1,404 per month the lease is for a term of five years ending October 31, 2007. These operating lease agreements contain scheduled rent escalation clauses based on changes in the consumer price index that are being amortized over the term of the lease using the straight-line method.

Future minimum lease payments for the years ending October 31, are as follows:

          2004                           $           29,674
          2005                                       29,674
          2006                                       29,674
          2007                                       29,674
          2008                                       12,791
          Thereafter                                294,204
                                                 __________
                                         $          425,567
                                                 __________

The Company also leased aircraft from Mallette Family LLC and CLB on a month-to-month basis. The aircraft lease agreement required the Company to pay a refundable deposit equal to one month's base rent at inception of the lease. The Company then paid a monthly base rent and a contingent rent based on the number of flight hours for each aircraft. The Company was responsible for all costs associated with normal maintenance and aircraft insurance. The lessor reimbursed all major repairs and replacements of engines and their components. On July 31, 2003, the Company purchased 16 of the leased aircraft for $17,330,569 [See Note 7]. Subsequent to October 31, 2003, the Company purchased an additional 16 aircraft [See Note 20]. The total security deposits which equaled two month's rent per aircraft or $510,500 were applied against the purchase of aircraft from Mallette Family. LLC. In addition, the lessor gave the Company a one-month rent holiday for January 2003 which has been amortized through the date of purchase for the aircraft leased from Mallette Family LLC and through October 31, 2003 for the aircraft leased from CLB.

Rental expense for all aircraft leases is as follows for the years ended October 31:

                                                     2003        2002
                                                  __________  __________
     Minimum rentals                              $1,838,500  $3,347,113
     Contingent rentals                              447,925     958,093
                                                  __________  __________
                                                  $2,286,425  $4,305,206
                                                  __________  __________

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - RELATED PARTY TRANSACTIONS

Leased Aircraft - During the year ended October 31, 2003 and 2002, the Company leased aircraft from CLB Corporation (CLB) and Mallette Family, LLC, which are owned by an officer and significant stockholder of the Company. The lease payments vary depending on the type of aircraft and are due on a month-to-month basis. The Company owed lease payments of $652,591 and $325,425 to these related parties at October 31, 2003 and 2002, respectively. Total lease expenses to related parties are as follows for the year ended October 31:
                                                   2003       2002
                                                __________    __________
    CLB Corporation                             $1,488,880    $2,276,440
    Mallette Family, LLC                           797,545     2,028,766
                                                __________    __________
                                                $2,286,425    $4,305,206
                                                __________    __________

The Company performed maintenance and certain qualified repairs on these leased aircraft per the terms of the lease agreements. The Company charges CLB and Mallette Family, LLC cost plus ten percent markup on all parts and a fixed rate of $55 per hour for labor. Total related party sales and cost of sales related to aircraft maintenance are as follows for the year ended October 31:
                                                   2003       2002
                                                 __________  __________
   Total related party sales                     $1,691,119  $1,203,535
   Total related party cost of sales             (1,377,532)   (921,765)
                                                 __________  __________
   Gross margin on related party
     transactions                                $  313,587  $  281,770
                                                 __________  __________

At October 31, 2003 and 2002, the Company had a receivable of $128,741 and $571,489, respectively, related to these repairs, reported under accounts receivable-related parties on the balance sheet.

Note Receivable - During the year ended October 31, 2001, the Company loaned $2,500,000 to Mallette Family, LLC. This note accrued interest at 6.50 percent, was unsecured, and was due December 2003. There were no payments received on this note during fiscal 2002. The note was offset against the final purchase of the aircraft from Mallete Family, LLC. [See Note 7]

Purchase Option Agreement - In August 2002, the Company entered into an option agreement to purchase five aircraft from Mallette Family LLC for a total purchase price of $4,440,000. The agreement required the Company to pay a nonrefundable deposit of $1,350,000. This amount represents consideration for the option equal to the cost of the two of the airplanes, which was applied towards the purchase price of the aircraft upon exercise of the option, and collateralized by a security interest in the two aircraft. In the event the Company failed to exercise the option to purchase the five aircraft by August 1, 2003, Mallette Family LLC was to consider the deposit as payment in full for two of the airplanes and agreed to transfer good title to the Company. During July 2003, the option agreement was rescinded and the deposit was applied as consideration for the purchase of 16 aircraft from the Mallette Family, LLC. [See Note 7]

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - RELATED PARTY TRANSACTIONS [Continued]

Note Receivable - The Company loaned $1,000,000 to an Officer and majority shareholder of the Company during the year ended October 31, 2000. The note bears interest at 6.25%, is unsecured, and matures in March of 2003. The balance of the note including all accrued interest at October 31, 2001 was $393,719. During the year ended October 31, 2002, the balance of the note plus all accrued interest was paid in full. The Company received cash payments totaling $252,085 from the officer and applied $146,700 from the officer's bonus to settle the balance owed on the note. Interest income recognized from the note during the year ended October 31, 2002 was $5,066.

Subsequent Aircraft Purchase - In December 2003, the Company acquired 16 aircraft from CLB Corporation for $9,900,000 which included $9,103,966 in preferred stock of the Company's subsidiary Alpine Aviation, Inc. and the assumption of the underlying debt on the aircraft totaling $707,644 and credit for $88,390 owed the Company by CLB for prior maintenance work on the aircraft. As the aircraft were purchased from a related party they will be recorded at their carryover basis of $4,111,500.

Related Party Charter Flights and Aircraft Leasing The Company leases aircraft to Sundance Air, Inc. which is 33% owned by an Officer and majority shareholder of the company. At October 31, 2003, the Company had a receivable of $260,039 and carried lease deposits of $124,800. During the year ended October 31, 2003 the Company, recorded leasing revenues of $486,226 and charter service revenues of $164,061. The Company further recorded payments of $282,456 which the Mallette Family, LLC collected from Sundance Air, Inc. on behalf of the Company during this period. These amounts were offset against the outstanding related party note payable.

Note Payable   Related Party-  In connection with the amended purchase of the aircraft the Company issued a note to Mallette Family, LLC in the amount of $1,476,381. The note payable dated July 31, 2003, bears interest rate of 6.5% and called for payments of $33,624 due for 14 monthly installments with the balance due November 1, 2004. Mallette Family, LLC collected $282,456 from Sundance Air, Inc. on behalf of the Company and recorded principle and interest payments of $259,197 and $23,259, respectively, against the note. Subsequent to October 31, 2003, Mallete Family, LLC. collected $102,150 from Sundance Air, Inc. on behalf of the Company and recorded principle and interest payments of $97,962 and $4,188, respectively. Mallette Family LLC further made note payments of $43,312, net of interest of $754, on behalf of the Company. Mallette Family, LLC has agreed to forestay future payment until required by the notes balloon payment due November 1, 2004. The note has been recorded in the accompanying financial statements as follows:

   Note payable   related party                          $ 1,261,250
                                                         ___________
                                  Less current portion       (97,962)
                                                         ___________
                                  Long-term portion      $ 1,163,288
                                                         ___________

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11   LONG TERM DEBT

   Notes payable arose from the purchase of aircraft on July 31, 2003 [See
   Note 7]  and consisted of the following at October 31, 2003:
                                                                October 31,
                                                                  2003
                                                              __________
Note payable, assumed at July 31, 2003 with a balance of
$944,533, due September 2009. Interest rate of 90-LIBOR
+ 3.25%. Secured by Beech 1900 C, Reg # N-17ZV. Personally
guaranteed by an Officer/shareholder. Subsequently paid off
through the return of the underlying aircraft classified as
a long term liability in the accompanying financial statements
as it was subsequently paid through a non-current asset             $ 919,853

Note payable, assumed at July 31, 2003 with a balance of
$944,535.  Secured by Beech 1900 C, Reg # N-410UB Personally
guaranteed by An Officer/shareholder The $924,762 balance of the note was paid through the return of the underlying
aircraft on October 27, 2003.                                               -

Note payable, assumed at July 31, 2003 with a balance of $944,533.
Secured by Beech 1900 C, Reg # N31764. Personally guaranteed by an Officer/shareholder The $909,511 balance of the note was paid
through the return of the underlying aircraft on September 15, 2003.        -

Note payable, assumed at July 31, 2003 with a balance of $1,136,160, due March 28, 2007. Interest rate of Lender Prime + 1% or 6% at
October 31, 2003. Secured by 1984 Beech 1900 C, Reg #N-194GA.
Personally guaranteed by an Officer/shareholder.                    1,136,753

Note payable, $2,750,000, assumed at July 31, 2003 with a balance due of $2,085,407, due December 28, 2008. Interest rate at Lender's prime rate or 4% at October 31, 2003. Secured by 1900C, Reg
# N-198GA and N-172GA. Personally guaranteed by an Officer/
shareholder.                                                        2,085,407

Note payable, assumed at July 31, 2003 with a balance of $3,850,000, due September 29, 2007. Interest rate of Lender Prime or 4% at
October 31,2003.  Secured by 1900C, Reg # N-154GA, N-1195GA, and
153GA. Personally guaranteed by an officer/shareholder.             3,850,000
                                                                   __________
                                                                    7,992,013
                                            Less current portion   (1,332,868)
                                                                   __________
                                            Long-term portion      $6,659,145
                                                                   __________

The estimated aggregate maturities required on long-term debt for each of the individual years at October 31, 2003 are as follows:

                                         2004 $       1,399,536
                                         2005         1,474,351
                                         2006           887,548
                                         2007           924,220
                                         2008           962,407
                                  Thereafter          1,424,097
               Note paid through returned aircraft      919,854
                                                    ___________
                                                   $  7,992,013
                                                     __________

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - RECEIVABLE FROM MINORITY INTEREST

In May 2002, the Company completed expansion of cargo air carrier operations and established an eighty-five-percent owned foreign subsidiary, Alpine Air Chile S.A. (Chile), headquartered in Santiago, Chile. There were no revenues for the fiscal year 2002, as actual flight operations of Chile did not commence until after October 31, 2002. All expenses incurred during the period ended October 31, 2002 represented startup costs required to set up operations and provide pilot training. During 2003, the Company recorded an allowance against the balance of the minority interest receivable of $24,569 due to the inability of the minority shareholders to absorb the losses. The Company, as the majority shareholder, will absorb all losses subsequent to October 31, 2002 attributable to minority shareholders.

The following table provides selected financial information for the Chilean operations for the years ended October 31, 2003 and 2002 in US dollars:

                                                       2003        2002

     Total assets                                    $328,903    $625,156
     Loss before income taxes                         937,812     243,238
     Net loss                                         937,812     243,238

NOTE 13   STOCKHOLDERS EQUITY

Common Stock - The Company is authorized to issue 20,000,000 shares of $.001 par value common stock. As of October 31, 2003 and 2002, 11,000,000 shares are issued or outstanding.

Preferred Stock - The Company is authorized to issue 1,000,000 shares of $.001 par value preferred stock with such rights and preferences and in such series as determined by the Board of Directors at the time of issuance. No shares are issued or outstanding as of October 31, 2003 and 2002.

Stock option plan - In August 2001, the stockholders approved the adoption of an equity incentive plan. The plan allows the Company to issue incentive stock options (ISO's), non-statuatory stock options and restricted shares to employees, directors, and consultants of the Company. Annually, commencing January 2002, the aggregate number of shares of the Company's common stock available for award under the plan shall increase by the lesser of 250,000 or seven percent of the outstanding stock less the number of shares previously authorized for the plan. As of October 31, 2003 and 2002 a total of 770,000 shares of the Company's common stock have been reserved for issuance under the plan, respectively. At October 31, 2003, 587,235 options are available for issuance under the plan. The plan terminates, and no further options may be granted after August 18, 2011.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - STOCKHOLDERS EQUITY [Continued]

The exercise price of options granted under the terms of the plan must not be less than 100% of the fair market value of the shares as of the date of grant. Additionally, no individual may be granted more than 100,000 options in any given year. All options issued under the plan are exercisable for ten years and vest after two years. The Company has not received and does not intend to request a determination from the Internal Revenue Service that the options issued under the plan will qualify under the Code for treatment as qualified incentive stock options.

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Therefore, the Company continues to account for stock based compensation under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized.
The fair value of these options was estimated at the date of grant using the Black-scholes option-pricing model with the following weighted-average assumptions, risk-free interest rate of four percent for the years ended October 31, 2002; weighted average expected life is seven years for the outstanding options. It is assumed that no dividends will be paid during the periods of calculation. At October 31, 2002, volatility is calculated to be seventy-one, resulting in a respective weighted-average fair value per option of $5.90. Option pricing models require the best-input assumptions available were used to value the options and management believes the resulting option values are reasonable.

A summary of the status of the options outstanding under the Company's stock option plans at October 31, 2003, is presented below:

                               October 31, 2003       October 31, 2002
                                    Weighted Average         Weighted Average
                            Shares   Exercise Price   Shares   Exercise Price
                            ______  ________________  ______ ________________
Outstanding at beginning of
period                      197,052      $7.60        208,161       $7.60
Granted                           -          -            854        7.50
Exercised                         -          -              -           -
Forfeited                   (14,287)      7.50        (11,963)       7.50
Expired                           -          -              -           -
                           ________ ________________  _______ _______________

Outstanding at end of
Period                      182,765      $7.61        197,052       $7.60
                           ________ ________________  _______ _______________

Weighted average fair
value of options granted
during the year                   -          -            854       $5.90
                           ________ ________________  _______ _______________

A summary of the status of the options outstanding under the Company's stock option plans and employment agreements at October 31, 2003 is presented below:


                   Options Outstanding              Options Exercisable
                             Weighted-
                             Average       Weighted-                Weighted-
Range of     Number         Remaining       Average       Number     Average
Exercise    of Shares      Contractual     Exercise     of Shares    Exercise
 Prices    Outstanding     Life (years)      Price     Exercisable    Price
$ 7.50-$8.25   182,765        6.5 years      $ 7.61        156,099     $ 7.61

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - INCOME (LOSS) PER COMMON SHARE

The following data show the amounts used in computing net income (loss) per common share, for the year ended October 31:

                                                     2003          2002
                                                   ________      ________
   Net income (loss) available to
    common shareholders                         $(1,418,549)    $ (54,019)
                                                   ________      ________
   Common shares outstanding during the entire
    period                                       11,000,000    11,000,000
   Weighted average common shares issued during
    the period                                            -             -
                                                   ________      ________
   Weighted average number of common shares used
    in basic EPS                                 11,000,000    11,000,000
   Dilutive effect of stock options                       -             -
                                                   ________      ________
   Weighted average number of common shares
    and dilutive potential common stock used in
    diluted EPS                                  11,000,000    11,000,000
                                                   ________      ________

For the year ended October 31, 2003 and 2002, 182,765 and 197,052 outstanding options, respectively, were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive. During November, 2003, the Company has issued of 22,000 shares of common stock in payment of $42,977 in accounts payable. Subsequent to year end the Company issued 1,000,000 series A, 6.5% preferred shares of the Company's subsidiary Alpine Aviation, Inc. with a stated value of $9.104 per share, for the purchase of aircraft.

NOTE 15   INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes [SFAS No. 109]. SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At October 31, 2003 and 2002, respectively, the total of all current tax assets was $60,323 and $96,895 and the total of the deferred tax liabilities was $664,785 and $6,002. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - INCOME TAXES [Continued]

The components of income tax expense (benefit) from continuing operations for the years ended October 31, 2003 and 2002 consist of the following:
                                                       2003          2002
                                                   ___________   ___________
      Current income tax expense (benefit):
         Federal                                   $  (855,341)  $   122,175
         State                                        (160,416)       25,156
                                                   ___________   ___________
            Current tax expense (benefit)           (1,015,757)      147,331
                                                   ___________   ___________
      Deferred tax expense (benefit) arising from:
         Excess of tax over financial accounting
          depreciation                             $   713,623   $     2,224
         Allowance for bad debt                              -        18,960
         Reserve for accrued vacation                   27,239       (12,521)
         Tax effect of prior period adjustment               -      (147,200)
         Capital loss carryforward                      14,201        45,000
         Foreign net operating loss carryforward      (140,672)      (36,486)
         Alternative minimum tax credits               (54,841)            -
         Valuation allowance                           126,471        (8,515)
                                                   ___________   ___________
             Net deferred tax expense (benefit)    $   686,021   $  (138,537)
                                                   ___________   ___________

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the company's effective rate is as follows:
                                                        2003          2002
                                                    ___________   ___________
        Computed tax at the expected statutory rate      34.00%        34.00%
        State and local income taxes, net of federal
          benefit                                         3.96%         3.96
        Change in valuation allowance                    (7.23)%       15.80
        Foreign loss disallowed                         (12.32)%     (103.79)
        Other Items                                      (2.69)%       33.71
        Alternative minimum tax credits                   3.14%            -
                                                    ___________   ___________
             Income tax expense                          18.86%      (16.32)%
                                                    ___________   ___________

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - INCOME TAXES [Continued]

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset (liability) at October 31, 2003 and 2002:
                                                 2003             2002
                                                ____________  _______________
   Allowance for bad debt                       $     18,980  $        19,000
   Unrealized gain on marketable securities           15,345           24,682
   Reserve for accrued vacation                       25,994           53,213
                                                ____________  _______________
             Net current tax assets                   60,319           96,895
                                                ____________  _______________
   Capital Loss Carryforward                         146,622          160,823
   Foreign net operating loss carryforward           177,157           36,485
   Valuation allowance                              (323,779)        (197,308)
   Alternative minimum tax credits                    54,841                -
   Excess of tax over book accounting depreciation  (719,626)          (6,002)
                                                ____________  _______________
             Net deferred tax (liability)           (664,785)          (6,002)
                                                ____________  _______________
             Net tax assets (liability)         $   (604,466) $        90,893
                                                ____________  _______________

As of October 31, 2003 and 2002 Alpine Air Chile has foreign net operating loss carryforwards of approximately $1,181,045 and $243,000. The Company also has capital loss carryforwards of $423,296 that expire as follows: $200,023 in 2004 and $223,273 in 2005. A valuation allowance was recorded at October 31, 2003 and 2002, due to uncertainty of whether the company is more than likely not to generate sufficient capital gains and foreign income to utilize the benefit of these loss carryforwards before their expiration. The change in the valuation allowance for the year ended October 31, 2003 was approximately $126,471.

NOTE 16 - SEGMENT INFORMATION

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

Segment profit or loss is based on profit or loss from operations before income taxes. Interest income and expense as well as income taxes, are not included in the Company's determination of segment profit or loss in assessing the performance of a segment.
             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - SEGMENT INFORMATION [Continued]

Financial information summarized by geographic segment for the year ended October 31, 2003 are listed below:
                                   Income (loss)   Long-
                                   before income   lived       Total
                          Revenues      taxes      assets      assets
                        ___________  _________   ___________  ___________
  United States         $10,138,445  $(810,473)  $16,809,978  $19,849,347
  Chile                     151,986   (937,812)       10,442      328,903
                        ___________  _________   ___________  ___________
  Reportable
  segments total        $10,290,431 $(1,748,285) $16,820,420  $20,178,250
                        ___________  __________  ___________  ___________

Financial information summarized by geographic segment for the year ended October 31, 2002 is listed below:
                                   Income (loss)   Long-
                                   before income   lived       Total
                          Revenues      taxes      assets      assets
                        ___________  _________   ___________  ___________
  United States $        12,381,839  $ 189,338  $  1,691,023  $ 9,947,755
  Chile                           -   (243,238)      177,210      625,156
                        ___________  _________   ___________  ___________
  Reportable
  segments total        $12,381,839  $ (53,900) $  1,868,233  $10,572,911
                        ___________  _________   ___________  ___________

NOTE 17 - CONCENTRATIONS

U.S. Postal Service Contracts - The Company receives the majority of its revenues from contracts with the U.S. Postal Service (USPS). For the year ended October 31, 2003 and 2002, the revenues from contracts with the USPS represented 68 percent and 86 percent of total revenues, respectively. At October 31, 2003 and 2002, accounts receivable from the USPS totaled $465,020 and $666,051, or 95% and 97%, respectively. The contracts currently in effect with USPS will expire between August and November 2006. The loss of this customer would have a material negative effect on the operations of the Company.

On June 23, 2003 the USPS informed the Company that we were not awarded AMOT contracts on the routes we were currently flying. Following this notification the Company asked and received a redetermination from USPS awarding the Company all routes previously flown.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - CONCENTRATIONS

Aircraft Leases   The Company leases aircraft to Sundance Air, Inc. located in
Puerto Rico which is 33% owned by an Officer and majority shareholder of the Company. [See Note 8]

Engine Overhauls   The Company leased several aircraft from Mallette Family
LLC an entities owned by the Company's Officer and majority shareholder through July 31, 2003 and paid the lessor an hourly rate for engine usage, as the lessor was responsible for overhaul expense. During August 2003 one of the aircraft purchased suffered an engine failure resulting in the Company accruing a contingent liability for $134,500 for replacement of the engine as the Company adopted a policy to expense the cost of engine overhauls at the time the expense is incurred.

The Company operates its aircraft under a certificate which allows it to accumulate time between overhauls (TBO) in excess of manufacturers recommendations. The Company regularly inspects its engines. However, a majority of the engines used by the Company have accumulated TBO in excess of manufacturers recommendations and the Company expects that the majority of its engines will come due for overhaul during the next 1 to 5 years.

An engine overhaul can involve only one section of an engine or may involve multiple sections as well as replacing certain life limited parts within the engine. The typical cost of overhauling just one section versus the entire engine ranges from approximately $30,000 to $120,000.
NOTE 18   COMMITMENTS AND CONTINGENCIES

401(k) Profit Sharing Plan - The Company has an employee benefit plan under
Section 401(k) of the Internal Revenue Code. Employees who have at least three months of service with the Company may contribute a portion of their compensation up to the federal limit to the plan. The Company contributes an additional 50 percent of the amount contributed by employees up to a maximum of 3 percent of compensation. Participants are fully vested in employer contributions after two years of service. For the years October 31, 2003 and 2002, the Company contributed $47,277 and $45,504, respectively. During August 2003, the Company's Board of Directors approved and terminated the Company's 401(k) Profit Sharing Plan.

Litigation - In December 2002, the Company, Eugene Mallette (CEO) and Kenneth
D. Holliday (a former consultant and current director) were named in a lawsuit for damages in the amount of $2 million per defendant. The suit alleges that an officer of the Company misappropriated what is purported to be confidential information obtained from a current board member. The Company and its officer and directors deny the allegations, have retained counsel and are vigorously defending the lawsuit. It is not possible at this time to reasonably estimate the impact, if any on the Company's financial statements.

The Company has been named in a lawsuit by a former employee for claims of approximately $50,000 related to wrongful termination. The Company has made an offer to settle which was turned down. The case is still in the discovery process. The Company intends to vigorously defend itself against the lawsuit.

The Company has been informed of a second lawsuit by a former employee for claims of wrongful termination, which the parties have agreed to resolve via binding arbitration.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19   QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized financial data by quarter for fiscal 2003 and 2002 are as follows:

2003                                                               Net Income
                                        Gross      Net Income      (loss) per
                           Revenues     Profit        (loss)    diluted share
                          __________    _________   _________   _____________
  First Quarter -restated $2,538,668    $ 292,185   $(125,722)  $       (0.01)
  Second Quarter           3,278,836      569,681     (40,090)          (0.01)
  Third Quarter            1,874,495     (105,200)   (331,795)          (0.03)
  Forth Quarter -restated  2,598,432      259,950    (920,942)          (0.08)
                         ___________    _________   _________   _____________
                         $10,290,431   $1,016,616 $(1,418,549)  $       (0.13)
                         ___________    _________   _________   _____________

2002                                                               Net Income
                                        Gross      Net Income      (loss) per
                           Revenues     Profit        (loss)    diluted share
                          __________    _________   _________   _____________
  First Quarter -restated $2,929,605    $  71,745   $ (84,552)  $        (.01)
  Second Quarter           2,976,884      629,452     119,937             .01
  Third Quarter            3,085,078      251,412     134,789             .01
  Forth Quarter -restated  3,390,272      438,873    (224,193)           (.02)
                          __________    _________   _________   _____________
                         $12,381,839   $1,391,482   $ (54,019)  $        (.01)
                          __________    _________   _________    ____________

NOTE 20   GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America, which contemplate continuation of the Company as a going concern. The Company has experienced significant current year losses from operations which management believes resulted from the operations of Alpine Air, Chile, the temporary loss of USPS contract, the decreasd rate per pound negotiated in the new USPS contract, the return of aircraft to the note holder, and the failure of an aircraft engine . This has raised concern about the ability of the Company to continue as a going concern. The Company has mitigated the recent losses through Management plans which have included the reduction of any further significant investment into Alpine Air Chile, reduction of payroll and other operating expenditures, the purchase of the aircraft from the lessor seeking to reduce the liquidity demands on the Company and stayed the payments on the related party note payable and the dividends on subsequently issued preferred stock due to the Company's Officer and majority shareholder.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21   SUBSEQUENT EVENTS

During November 2003, the Company issued of 22,000 shares of common stock for consulting services valued at approximately $42,977 recorded in accounts payable at October 31, 2003.

During December 2003, the Company closed its acquisition of aircraft from CLB Corporation, an entity controlled by an Officer and majority shareholder of the Company. The Company assumed debt of $796,034 and issued preferred stock of the Company's Subsidiary, Alpine Aviation, Inc., with a stated value of approximately $9,103,966. The preferred stock provides for monthly dividends at an annual rate of 6.5%, and are not convertible. The Company can redeem the subsidiary's preferred stock any time and CLB can call for redemption of the subsidiary's preferred stock any time after December 31, 2008.

During November 2003, the Company entered into an agreement with a consulting firm for a cost of $2,500 per month for the period from November 1, 2003 through October 31, 2004.

         ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     On August 6, 2003, Alpine Air received notification that Grant Thornton LLP, Certified Public Accountants, was resigning as Alpine Air's auditors. On or about August 7, 2003 the audit committee of our Board of Directors engaged Pritchett, Siler & Hardy, P.C., Certified Public Accountants, to review our financial statements for the quarterly period ended April 30, 2003. This change was disclosed in our Current Report on Form 8-K, dated August 6, 2003, which was filed with the Securities and Exchange Commission on August 13, 2003, and which is incorporated herein by reference. See Part
III, Item 13 of this Annual Report.

                                PART III

     ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers.
---------------------------------

     The members of the Board of Directors of Alpine Air serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following are our directors and executive officers.

Name                     Age         Position            Held Position Since
----                      --         --------            -------------------
Eugene R. Mallette        54         Chairman and CEO           1986
Leslie Hill               49         Chief Financial Officer    2000
Max A. Hansen             54         Secretary/Treasurer
                                     and Director               1986
Joseph O. Etchart         55         Director                   2002
Kenneth D. Holliday       59         Director                   2002
David R. Bruck            66         Director                   2003
Ronald K. King            51         Director                   2003


     Mr. Mallette began his career with Alpine Aviation in 1979 as its Sales Manager, then became General Manager later in 1979. He became Chief Executive Officer and Director upon acquiring Alpine Aviation in 1986. Prior to his employment by Alpine Aviation, he was employed by the State of Montana as a staff auditor. He received a B.A. in Business Administration from Carroll College in 1971. Mr. Mallette holds a private pilot's license and maintains his proficiency. He devotes time to civic and charitable causes and was previously Chairman of the Better Business Bureau of Utah County and Vice-President of the Provo Chamber of Commerce.

     Leslie Hill has been our accountant since 1998 and was named Chief Financial Officer in 2000. Prior to 1998, Ms. Hill was employed by Sendsations Card Company as controller. She received a Bachelor of Science degree from Brigham Young University in 1991. In 1999, Ms. Hill received the "Outstanding Achievement Award" from the Dale Carnegie Foundation in Salt Lake City, Utah.

     Max Hansen has been a director since 1986. He has been practicing law since 1976 and has had his own firm, Max A. Hansen & Associates, P.C. since 1980. Mr. Hansen provides legal services to Alpine Air. From 1988 to 1989, he was President of the Montana Bar Association and is currently a member of the American Bar Association House of Delegates. From 1982 to 1987 he was also Chairman of the Police Commission of Dillon, Montana. He was an instructor at Western Montana College of Law from 1980 to 1987. Mr. Hansen has received distinguished service awards from the Montana State Bar Association and the Montana Supreme Court. He received a JD degree from the University of San Diego in 1976, where he was a member of the law review. He received a BA in Political Science from Carroll College in 1971.

     Joseph O. Etchart has been a member of our Board of Directors since April, 2002. He formerly served as Alpine Air's Director of Public and Investor Relations. He is also the President and CEO of Hinsdale Land Company, a real estate and agricultural enterprise in Montana. Since 1985, Mr. Etchart has served on the Board of Directors, and is a former Chairman of the Board, of Montana Livestock Ag Credit, one of the premier agricultural lending institutions in the Pacific Northwest. He served two terms as President of the Washington, D.C. based National Public Lands Council, where he was involved in the legislative and regulatory process associated with federal land commodity production. In addition, Mr. Etchart has held numerous civic, political and appointed posts, including Campaign Finance Chairman during the first successful election of Montana Governor Marc Racicot. Mr. Etchart received a Bachelor of Arts degree in Sociology from Carroll College in 1970 and is an active member of numerous organizations, including the Knights of Columbus.

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

     David R. Bruck has been a registered investment advisor with the Anna Corporation, an investment management and trust company, since 1991. He is responsible for the marketing of investment services. Prior to that, he was the owner of DRB, Inc., which specialized in marketing and management consulting. Mr. Bruck presently serves on the President's Council at Carroll College, as well as the Boards of Directors of Capri, Inc. and Advanced Financial Resources. He is also the Chairman of the Board of Centron Services, Inc.

     Ronald K. King graduated from Brigham Young University (magna cum laude) in 1976, with a degree in accounting. He received his Master's of Accountancy degree in 1977. Mr. King began working with Squire & Company, a local accounting firm in Orem, Utah, in 1978. Four years later, he became consulting services partner with the firm, working with a variety of businesses, including Alpine Aviation, in business planning, information systems and business valuations, as well as tax preparation and minimization planning. Mr. King retired from Squire & Company in November, 1997.

     Alpine Air established a standing audit committee in the first quarter of its 2002 fiscal year. The committee has adopted a charter and currently consists of four members, Max A. Hansen (Chair), Joe O. Etchart, David R. Bruck and Ronald K. King. Alpine Air does not have standing nominating or compensation committee.

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

Code of Ethics.
---------------

    We have engaged Branden T. Burningham, Esq., to prepare a Code of Ethics for our executive officers. We expect to adopt such a Code of Ethics at our next Board of Directors meeting.

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     Alpine Air believes all forms required to be filed under Section 16 of the Exchange Act for have been timely filed, with the exception of the Form 4 Statements of Changes in Beneficial Ownership of Joseph O. Etchart for the month of June, 2002, which was filed July 11, 2002, and Eugene R. Mallette dated December 31, 2002, which was filed on January 7, 2003.

     On January 9, 2004, which is subsequent to the period covered by this Report, our Board of Directors adopted an Insider Trading Policy. The purpose of this Policy is to ensure that our directors, executive stockholders and 10% stockholders comply with Section 16(a) of the Exchange Act and to establish procedures by which our insiders may buy and/or sell our common stock without violating the securities laws' prohibition against insider trading.

                   ITEM 10.  EXECUTIVE COMPENSATION

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of Alpine Air's last three completed fiscal years to Alpine Air or its principal subsidiaries Chief Executive Officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at October 31, 2003, the end of Alpine Air's last completed fiscal year):

                           Summary Compensation Table
                           --------------------------

                                                                   Long Term Compensation
                                                                   ----------------------
                                 Annual Compensation             Awards               Payouts
                                 -------------------             ------               -------
                                                         Other            Restricted
   Name and                                              Annual        Stock    Options   LTIP       All Other
   Principal Position    Year    Salary    Bonus($)    Compensation    Awards    /SARs    Payout   Compensation
   ------------------    ----    ------    --------    ------------    ------    -----    ------    -----------
   Eugene Mallette,      2003   $104,371   -           $7,429          -         -         -         -
   CEO                   2002   $109,750   $190,667    $6,424          -         -         -         -
                         2001   $111,235   $253,575    $2,730          -         55,417(2) -         -


   Bill Distefano,       2003   $154,360   -             $7,998           -        -        -              -
   Former President (1)  2002   $105,700   $188,167      $8,620           -        -        -              -
                         2001   $120,956   $272,310      $3,272           -     78,349(3)   -              -

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

     In the past, our bonuses to officers were based on some fixed percentage of earnings and subjective factors reviewed by the Board of Directors. We have also adopted a stock option plan. Other annual compensation consisted of payments to 401(k) retirement accounts, health insurance reimbursements and sick leave cash outs. As a cost-cutting measure, we terminated our 401(k) plan during the 2003 fiscal year.

     Options/SAR Grants.
     -------------------

     We did not grant any options or SARs to any executive officer during the fiscal year ended October 31, 2003.

     Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value
Table.
------

     No stock options or SARs were exercised during the fiscal year ended October 31, 2003.

     Pension Table.
     --------------

      None.

     Compensation of Directors.
     --------------------------

     No Options were granted for the fiscal year ended October 31, 2003.

     Directors are paid a fee of $1,000 per calendar quarter for services rendered to the Board.

     Termination of Employment and Change of Control Arrangement.
     ------------------------------------------------------------

     There are no compensatory plans or arrangements, including payments to be received from Alpine Air, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with Alpine Air or its subsidiaries, or any change in control of Alpine Air, or a change in the person's responsibilities following a change in control of Alpine Air.

     Stock Option Plan.
     ------------------

     In August 2001, Alpine Air adopted an equity incentive plan. The plan allows Alpine to issue incentive stock options ("ISOs") within the meaning of section 422A of the Internal Revenue Code of 1986, as amended ("Code"), non-statutuory stock options and restricted shares to employees, directors and consultants of Alpine Air. A total of 770,000 shares of Alpine Air's common stock have been reserved for issuance under the plan. As of January of each year commencing in the year 2002, the aggregate number of shares of Alpine Air's common stock that may be awarded under the plan shall automatically increase by a number equal to the lesser of (i) 7% of the total number of shares of Alpine's common stock outstanding, minus the number of shares of stock previously authorized for award under the plan at the close of the preceding calender year or (ii) 250,000 shares of common stock.

     The exercise price of options granted under the terms of the plan must not be less than 100% of the fair market value of the shares as of the date of grant, or 110% of the fair market value for ISOs granted to optionees possessing more than 10% of the total combined voting power of all classes of stock of Alpine Air for ISOs and 85% of the fair market value of the stock for nonqualified options. In addition, the aggregate fair market value (as determined on the date of each option grant) of shares with respect to which ISOs are exercisable for the first time by an employee during any calendar year shall not exceed $100,000. Additionally, no individual may be granted more than 100,000 options in any given year.
     Alpine Air has not received and does not intend to request a determination from the Internal Revenue Service that the ISOs issued under the plan will qualify under the Code for treatment as ISOs.

     The plan provides that an option may be exercised by payment in cash or, with the consent of the board of directors, by delivery of common stock of Alpine Air valued at its fair market value on the date of payment. An option holder shall not have any of the rights of a shareholder with respect to the shares subject to the option until the shares have been fully paid and issued.

     The board of directors or a committee of the directors will initially administer the plan, prescribe the form and content of options to be granted, receive elections for the exercise of stock conversion rights, determine the terms and restrictions on all restricted stock awards granted under the plan, and other items. No stock option can be granted for a period longer than ten years or for a period longer than five years for ISOs granted to optionees possessing more than 10% of the total combined voting power of all classes of stock of Alpine Air. The right to exercise an option terminates three months after the termination of an employees' employment, unless the employee dies or is disabled, in which event the option will remain exercisable for a period of one year after the termination of employment. The plan terminates, and no further options may be granted after August 18, 2011.

     In August 2001, Alpine Air issued options to acquire 182,395 shares of its common stock at an exercise price of $7.50 per share and an option to purchase 26,666 shares at an exercise price of $8.25 per share. In 2002, Alpine Air issued options to acquire 854 shares of its common stock at an exercise price of $7.50 per share. All options were issued under the plan.
In addition, a total of 12,863 options have been forfeited through October 31, 2002.

     We did not issue any options under the plan in the fiscal year ended October 31, 2003.

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information relating to the beneficial ownership of Alpine Air's common stock as of February 6, 2004 by each person known by Alpine Air to be the beneficial owner of more than 5% of the outstanding shares of common stock and each of Alpine Air's directors and executive officers.

Name and Address of
Principal Stockholders:        Common Stock         Percentage
----------------------------   ------------       ---------------
Eugene R. Mallette              9,253,155 (1)             84.0%
1177 Alpine Air Way
Provo, Utah 84601

Officers and Directors:
----------------------------
Eugene R. Mallette, CEO
 and Director                  ----------------See Table Above-----------
Leslie Hill, CFO                       100                Less than 1%
Max Hansen, Secretary,               1,000                Less than 1%
 Director
Joseph O. Etchart, Director          6,315                Less than 1%
Kenneth D. Holliday, Director          -0-                 -0-
David R. Bruck                       1,200                Less than 1%
Ronald K. King                         200                Less than 1%

                                ----------                ------------
All officers and directors
 as a group (7 persons)          9,261,970                84.0%
                                 ==========              ======

     (1) Of this amount, 989,500 shares are owned by the Mallette Family, LLC, which is controlled by Eugene Mallette. For purposes of calculating Mr. Mallette's ownership, this entity is considered to be indirectly owned by Mr. Mallette because of his influence on its voting decisions. However, the pecuniary interest and majority control of the LLC belongs to Mr. Mallette's family and not to him.

     Unless otherwise noted above, Alpine Air believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

Securities Authorized for Issuance under Equity Compensation Plans.
-------------------------------------------------------------------

                    Equity Compensation Plan Information
                    ------------------------------------

            Number of                                  Number of securities
            securities                                 remaining available
            to be issued                               for future issuance
            upon exercise       Weighted-average       under equity
            of outstanding      exercise price of      compensation plans
Plan        options, warrants   outstanding options,   excluding securities
category    and rights          warrants and rights    reflected in column (a)
--------    ----------          -------------------    -----------------------

               (a)                      (b)                      (c)

Equity      182,765                 $7.61                      572,948
compen-
sation
plans
approved
by
security
holders

Equity
compen-
sation
plans not    -0-                   -0-                          -0-
approved
by
security
holders

Total       182,765                 $7.61                      572,948

          ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Alpine Air formerly leased all of its aircraft from CLB Corporation and Mallette Family, LLC which are controlled by Mr. Mallette. The terms were approved by a vote of the directors. During the fiscal year ended October 31, 2002, Alpine paid $2,276,440 to CLB and $2,028,766 to Mallette Family, LLC in lease payments.

          On July 31, 2003, Alpine Aviation purchased 16 aircraft from Mallette Family, LLC, for a total price of $17,330,569. After taking into account certain credits due to Alpine Aviation and the assumption of debt, the net purchase price was $1,476,381. This transaction was disclosed in a Current Report on Form 8-K dated July 31, 2003, which was filed with the Securities and Exchange Commission on August 15, 2003, and which is incorporated herein by reference. See Part III, Item 13 of this Annual Report.

     On December 15, 2003, which is subsequent to the period covered by this Annual Report, Alpine Aviation purchased 16 Beechcraft Model 99's from CLB Corporation for a total purchase price of $9,900,000. After deductions for certain credits due to Alpine Aviation and the assumption of debt, the net purchase price was $9,103,966. This purchase was disclosed in a Current Report on Form 8-K dated December 15, 2003, filed with the Securities and Exchange Commission on December 31, 2003. This Current Report is incorporated herein by reference. See Part III, Item 13 of this Annual Report.

    In 2000, Alpine Air loaned $2,500,000 to Mallette Family, LLC. The loan was made to assist in the purchase of Beechcraft 1900 aircraft that were then being leased by Alpine Air from Mallette Family, LLC. The loan was due in December, 2003, was unsecured, and bore an interest rate of 6.5%. As of October 31, 2002, Mallette Family, LLC owed Alpine Air $2,798,529, including accrued interest, under the terms of this loan. In July, 2003, the note was applied as partial consideration for the purchase of the aircraft from Mallette Family, LLC.

     Alpine Air had also obtained an option from Mallette Family, LLC to acquire five Beechcraft 1900's. The term of this option was one year, expiring August 1, 2003. In consideration for this option, Alpine Air paid $1,350,000 as a non-refundable deposit; the agreement was later modified to make the deposit refundable. This option, if not exercised, was to assign two Beechcraft 1900 aircraft to Alpine Air at the end of the option term.
The total purchase price for the five aircraft was $4,440,000, which is the price paid for the aircraft by Mallette Family, LLC. The option agreement was rescinded in July, 2003, in connection with the purchase of the 16 aircraft from Mallette Family, LLC.

     In August, 2000, Alpine Air received an option to purchase CLB Corporation, with the purchase price payable with Alpine Air's common stock. This option expired in August, 2003, without being exercised.

     Alpine Air leases aircraft to an entity that is 33% owned by an officer and majority stockholder. At October 31, 2003, Alpine Air had a receivable of $260,039 from the entity.

             ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Reports on Form 8-K.

     Current Report on Form 8-K dated June 25, 2003, filed June 27, 2003.

     Current Report on Form 8-K dated June 25, 2003, filed July 21, 2003.

     Current Report on Form 8-K dated July 13, 2003, filed August 15, 2003.

     Current Report on Form 8-K dated August 6, 2003, filed August 13, 2003.

     Current Report on Form 8-K dated December 15, 2003, filed December 31,
2003.

     (b) Exhibits.

      None; not applicable.

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

     The Company continues to monitor its disclosure controls and procedures in an effort to ensure that material information is included in our periodic reports in a timely and accurate manner.

             ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following is a summary of the fees billed to Alpine Air by its principal accountants during the fiscal years ended October 31, 2003, and October 31, 2002:


     Fee category                      2003           2002
     ------------                      ----           ----

     Audit fees                        $133,777       $37,100

     Audit-related fees                -0-            -0-

     Tax fees                          $  7,105       $ 7,663

     All other fees                    $  4,325       $16,271

     Total fees                        $145,207       $61,034

     Audit fees. Consists of fees for professional services rendered by our principal accountants for the audit of Alpine Air's annual financial statements and the review of financial statements included in Alpine Air's Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

     Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of Alpine Air's financial statements and are not reported under "Audit fees."

     Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

     All other fees. Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above. The fees disclosed in this category include due diligence, preparation of pro forma financial statements as a discussion piece for a Board member, preparation of letters in connection with the filing of Current Reports on Form 8-K, and assistance with the books of our Chilean subsidiary after the principal accountant's termination as our auditor.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.
---------------------------------

     The Company's Audit Committee Charter does not provide for the approval in advance of the performance of professional services to be provided to the Company by its principal accountant. All services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.


                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Alpine Air Express, Inc.


Date: 2-13-04                     By: /s/ Eugene Mallette
     ---------                       -----------------------
                                     Eugene Mallette, Chief Executive Officer
                                     and Director


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: 2-13-04                         /s/ Eugene Mallette
     ---------                       -----------------------
                                     Eugene Mallette, Chief Executive Officer
                                     and Director


Date: 2-13-04                         /s/ Leslie Hill
     ---------                       -----------------------
                                     Leslie Hill, Chief Financial Officer


Date: 2-13-04                         /s/ Max A. Hansen
     ---------                       -----------------------
                                     Max A. Hansen, Secretary/Treasurer and
                                     Director


Date: 2-13-04                         /s/ Joseph O. Etchart
     ---------                       -----------------------
                                     Joseph O. Etchart, Director


Date: 2/13/04                         /s/ Kenneth D. Holliday
     ---------                       ------------------------
                                     Kenneth D. Holliday, Director


Date: 2-13-04                         /s/ David R. Bruck
     ---------                       -----------------------
                                     David R. Bruck, Director


Date: 2-13-04                         /s/ Ronald K. King
     ---------                       ------------------------
                                     Ronald K. King