Form 10KSB/A
period 2003-10-31
ALPINE AIR EXPRESS INC/DE
filed 2004-02-26
CIK 1092807

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB-A1
(Mark One)

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
                                                 =============  =============

                           [Continued]

                  ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                [Continued]

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    October 31,   October 31,
                                                        2003        2002
                                                                 (Restated)
CURRENT LIABILITIES

Bank Overdraft                                   $      12,324  $           -
Trade accounts payable                                 716,726        295,151
Accounts payable - related party                       652,991        325,425
Accrued liabilities                                    176,679        231,387
Contingent liabilities                                 134,500              -
Refundable deposits                                    156,342         41,248
Current portion of notes payable                     1,399,536              -
Current portion of notes payable-related party          97,962              -
                                                 -------------  -------------
      Total current liabilities                      3,347,060        893,211

DEFERRED INCOME TAXES                                  664,785          6,002

NOTE PAYABLE, net of current portion                 6,592,477              -

NOTES PAYABLE-RELATED PARTY, net of current portion  1,163,288              -

COMMITMENTS AND CONTINGENCIES [See Note 18]                  -              -
                                                 -------------  -------------
      Total Liabilities                             11,767,610        899,213
                                                 -------------  -------------
MINORITY INTEREST                                            -              -
                                                 -------------  -------------
STOCKHOLDERS' EQUITY:

 Preferred stock, $.001 par value, 1,000,000
   shares authorized, none issued or outstanding             -              -
 Common stock, $.001 par value, 20,000,000 shares
  authorized, 11,000,000 shares issued and
  outstanding                                           11,000         11,000
 Additional paid-in capital                          1,590,078      1,590,078
 Accumulated other comprehensive income (loss)         113,032        (42,459)
 Retained earnings                                   6,731,233      8,149,782
                                                 -------------  -------------
      Total stockholders' equity                     8,445,343      9,708,401
                                                 -------------  -------------
                                                 $  20,212,953  $  10,607,614
                                                 =============  =============

The accompanying notes are an integral part of these consolidated financial statements.

                  ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       For the Year ended
                                                      October 31,
                                                        2003        2002
                                                                 (Restated)
OPERATING REVENUE:
 Operations                                      $  8,435,553     $10,656,973
 Public services                                    1,854,878       1,724,866
                                                 ------------     -----------
    Total Operating Revenues                       10,290,431      12,381,839
                                                 ------------     -----------
DIRECT COSTS:
 Operations                                         5,446,448       5,601,739
 Lease expense related party                        2,286,425       4,305,206
 Public services                                    1,540,942       1,149,319
                                                 ------------     -----------
    Total Direct Costs                              9,273,815      11,056,264
                                                 ------------     -----------
    Gross profit                                    1,016,616       1,325,575
                                                 ------------     -----------
OPERATING EXPENSES:
 General and administrative                         2,475,385       1,539,255
 Depreciation                                         204,255         162,208
                                                 ------------     -----------
    Total Operating Expenses                        2,679,640       1,701,463
                                                 ------------     -----------
Operating income (loss)                            (1,663,024)       (375,888)

OTHER INCOME (EXPENSE):
 Interest income                                      147,383         209,137
 Interest expense                                     (96,822)              -
 Federal compensation for September 11, programs            -          82,644
 Loss on disposal of assets                           (58,219)              -
 Other income (expense)                                28,514          14,559
 Loss on Foreign currency translation                (106,117)              -
                                                -------------     -----------
    Total Other Income (Expense)                      (85,261)        306,340
                                                -------------     -----------
Income (loss) before taxes  and minority
interest                                           (1,748,285)        (69,548)

    Current income tax expense (benefit)           (1,015,757)        147,332
    Deferred income tax expense (benefit)             686,021        (138,537)
                                                -------------     -----------
Income (loss) before minority interest             (1,418,549)        (78,343)
Minority interest in net loss of subsidiary
 [See Note 13]                                              -          24,324
                                                -------------     -----------
NET INCOME (LOSS)                               $  (1,418,549)    $   (54,019)
                                                -------------     -----------
BASIC INCOME (LOSS) PER COMMON SHARE            $        (.13)    $      (.01)

DILUTED INCOME (LOSS) PER COMMON SHARE          $        (.13)    $      (.01)

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

               ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
            Increase (Decrease) in Cash and Cash Equivalents


                                                       For the Year ended
                                                      October 31,
                                                        2003        2002
                                                                 (Restated)
Cash flows from operating activities:
Net income (loss)                                  $(1,418,549)    $ (54,019)
                                                   -----------     ---------
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating
 activities:
 Bonus applied to reduce related party receivable            -       142,588
 Realized gain on marketable securities              (119,083)       (93,007)
 Deferred tax expense (benefit)                       695,355       (122,889)
 Depreciation and amortization                        440,169        162,208
 Minority interest in net loss of subsidiary                -        (24,324)
 Loss on minority interest receivable                  24,570              -
 Reserve for contingent liability                     134,500              -
 Loss on disposal of aircraft                          58,219              -
 Changes in operating assets and liabilities:
   Income taxes receivable                           (954,297)       288,162
   Trade accounts receivable                          (16,581)       198,884
   Trade accounts receivable - related party         (967,860)      (349,564)
   Inventories                                        325,917         23,268
   Prepaid expenses                                   105,074         49,829
   Accrued interest on loan to officer and
   related party                                     (139,421)      (175,659)

   Trade accounts payable                             421,575        132,476
   Accounts payable - related party                   327,566        325,425
   Accrued expenses                                   (54,708)        (1,919)
   Refundable deposits                                115,094        (34,395)
   Aircraft deposits                                        -         71,500
                                                  -----------   ------------
      Total adjustments                               396,089        592,583
                                                  -----------   ------------
      Net cash provided by (used in) operating
      activities                                   (1,022,460)       538,564
                                                  -----------   ------------
Cash flows from investing activities:
Proceeds from sale of marketable securities           776,367      1,445,081
Purchase of marketable securities                           -       (381,138)
Purchase of property and equipment                    (16,067)      (513,135)
Payments received on receivables from
 related parties                                            -        251,131
Payment of deposits                                  (199,500)    (1,350,000)
                                                  -----------   ------------
      Net cash provided by (used in) investing
      activities                                      560,800       (548,061)
                                                  -----------   ------------
Cash flows from financing activities:
Payment on notes payable                              (78,883)             -
Increase in bank overdraft                             12,324              -
                                                  -----------   ------------
      Net cash provided by (used in) financing
      activities                                      (66,559)             -
                                                  -----------   ------------
Effect of exchange rate changes                       140,252         (2,456)
                                                  -----------   ------------
Net change in cash and cash equivalents              (387,967)       (11,953)
Beginning cash and cash equivalents                   514,443        526,396
                                                  -----------   ------------
Ending cash and cash equivalents                  $   126,476   $    514,443
                                                  -----------   ------------

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

     The Company recorded an $58,219 loss on disposed aircraft returned with a net carrying value of $1,892,492 in payment of notes payable of $1,834,273 on these aircraft,

     The Company had a $65,000 engine core previously recorded as equipment torn down for the underlying parts which it included in inventory.

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

Principles of consolidation - The consolidated financial statements include the accounts and operations of Alpine Air Express, Inc., its wholly-owned subsidiary Alpine Aviation, Inc. and Alpine Air Chile S.A. which is a 85% percent owned by the Company as of October 31, 2003 and 2002 (together referred to as the Company). Further the net loss for Alpine Air Chile, S.A. for the years ended October 31, 2003 and 2002 applicable to the 15% non-controlling interest were not allocated to the non-controlling interest as there is no obligation of the non-controlling interest to share in such losses. All material inter-company transactions and accounts have been eliminated in the consolidation.

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

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - MARKETABLE SECURITIES

The amortized cost, net unrealized gains and losses, and estimated fair value of available-for-sale securities by major security type were as follows:



                               Amortized  Unrealized Unrealized   Estimated
                                  cost        gain       (loss)    fair value
October 31, 2003
Available-for-sale securities:
 Corporate equity               $  233,854  $    10,777  $ (51,200) $ 193,431
                                ----------  -----------  ---------  ---------
October 31, 2002
Available-for-sale securities:
 Government agency bonds        $  502,337  $    51,934  $       -  $ 554,271
 Corporate equity                  398,061        2,424   (119,280)   281,205
                                ----------  -----------  ---------  ---------
                                $  900,398  $    54,358  $(119,280) $ 835,476
                                ----------  -----------  ---------  ---------

NOTE 4 - TRADE ACCOUNTS RECEIVABLE

  Trade accounts receivable consist of the following at October 31:
                                                    2003         2002
                                                  _________    __________

     Trade accounts receivable                    $ 539,537    $  788,087
     Trade accounts receivable - related entity     388,780       571,489
     Less allowance for doubtful accounts           (50,000)     (100,000)
                                                  _________    __________
                                                  $ 878,317    $1,259,576
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

Aircraft with a carrying value of $10,370,021 are held as collateral on a notes payable at October 31, 2003 (See Note 11).

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

Future minimum lease payments for the years ending October 31, are as follows:

          2004                           $           29,674
          2005                                       29,674
          2006                                       29,674
          2007                                       29,674
          2008                                       12,791
          Thereafter                                294,204
                                                 __________
                                         $          425,691
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
                                                         ___________

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11   LONG TERM DEBT

   Notes payable arose from the purchase of aircraft on July 31, 2003 [See
   Note 7]  and consisted of the following at October 31, 2003:
                                                                October 31,
                                                                  2003
                                                              __________
Note payable, assumed at July 31, 2003 with a balance of
$944,533, due September 2009. Interest rate of 90-LIBOR
+ 3.25%. Secured by Beech 1900 C, Reg # N-17ZV. Personally
guaranteed by an Officer/shareholder. Subsequently paid off
through the return of the underlying aircraft classified as
a long term liability in the accompanying financial statements
as it was subsequently paid through a non-current asset             $ 919,853

Note payable, assumed at July 31, 2003 with a balance of
$944,535.  Secured by Beech 1900 C, Reg # N-410UB Personally
guaranteed by An Officer/shareholder The $924,762 balance of the note was paid through the return of the underlying
aircraft on October 27, 2003.                                               -

Note payable, assumed at July 31, 2003 with a balance of $944,533.
Secured by Beech 1900 C, Reg # N31764. Personally guaranteed by an Officer/shareholder The $909,511 balance of the note was paid
through the return of the underlying aircraft on September 15, 2003.        -

Note payable, assumed at July 31, 2003 with a balance of $1,136,160, due March 28, 2007. Interest rate of Lender Prime + 1% or 6% at
October 31, 2003. Secured by 1984 Beech 1900 C, Reg #N-194GA.
Personally guaranteed by an Officer/shareholder.                    1,136,753

Note payable, $2,750,000, assumed at July 31, 2003 with a balance due of $2,085,407, due December 28, 2008. Interest rate at Lender's prime rate or 4% at October 31, 2003. Secured by 1900C, Reg
# N-198GA and N-172GA. Personally guaranteed by an Officer/
shareholder.                                                        2,085,407

Note payable, assumed at July 31, 2003 with a balance of $3,850,000, due September 29, 2007. Interest rate of Lender Prime or 4% at
October 31,2003.  Secured by 1900C, Reg # N-154GA, N-1195GA, and
153GA. Personally guaranteed by an officer/shareholder.             3,850,000
                                                                   __________
                                                                    7,992,013
                                            Less current portion   (1,399,536)
                                                                   __________
                                            Long-term portion      $6,592,477
                                                                   __________

The estimated aggregate maturities required on long-term debt for each of the individual years at October 31, 2003 are as follows:

                                         2004 $       1,399,536
                                         2005         1,474,351
                                         2006           887,548
                                         2007           924,220
                                         2008           962,407
                                  Thereafter          1,424,097
               Note paid through returned aircraft      919,854
                                                    ___________
                                                   $  7,992,013
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


Date: 2/25/04                     By: /s/ Eugene Mallette
     ---------                       -----------------------
                                     Eugene Mallette, Chief Executive Officer
                                     and Director


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: 2/25/04                         /s/ Eugene Mallette
     ---------                       -----------------------
                                     Eugene Mallette, Chief Executive Officer
                                     and Director


Date: 2/25/04                         /s/ Leslie Hill
     ---------                       -----------------------
                                     Leslie Hill, Chief Financial Officer


Date: 2-25-04                         /s/ Max A. Hansen
     ---------                       -----------------------
                                     Max A. Hansen, Secretary/Treasurer and
                                     Director


Date: 2/25/04                         /s/ Joseph O. Etchart
     ---------                       -----------------------
                                     Joseph O. Etchart, Director


Date: 2/25/04                         /s/ Kenneth D. Holliday
     ---------                       ------------------------
                                     Kenneth D. Holliday, Director


Date: 2-25-04                         /s/ David R. Bruck
     ---------                       -----------------------
                                     David R. Bruck, Director


Date: 2-25-04                         /s/ Ronald K. King
     ---------                       ------------------------
                                     Ronald K. King