Form 10QSB
period 2004-01-31
ALPINE AIR EXPRESS INC/DE
filed 2004-03-16
CIK 1092807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                                FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended January 31, 2004

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

                             March 15, 2004

                           11,022,000 shares
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

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          JANUARY 31, 2004

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

       UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         JANUARY 31, 2004

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                             CONTENTS




                                                       PAGE


          Unaudited Condensed Consolidated Balance Sheets at
                January 31, 2004 and October 31, 2003

          Unaudited Condensed Consolidated Statements of
               Operations for the Three months ended
               January 31, 2004 and 2003

          Unaudited Condensed Consolidated Statements of
               Comprehensive Income for the
               Three months ended January 31, 2004 and 2003

          Unaudited Condensed Consolidated Statements of
               Cash Flows, for the Three months ended
               January 31, 2004 and 2003

          Notes to Unaudited Condensed Consolidated Financial
               Statements

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

         UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                              ASSETS

                                                  January 31,    October 31,
                                                      2004          2003
                                                 ___________    ___________
CURRENT ASSETS:
     Cash and cash equivalents                     $  71,739    $   126,476
     Marketable securities                           200,162        193,431
     Trade accounts receivable, net                  636,925        489,537
     Trade accounts receivable, net   related entity 437,116        388,780
     Inventories                                     694,346        829,742
     Prepaid expenses                                251,579        253,284
     Income taxes receivable                       1,179,950      1,050,460
     Deferred tax asset                              311,295         60,323
                                                  __________     __________
     Total Current Assets                          3,783,112      3,392,033

PROPERTY AND EQUIPMENT, net                       14,322,757     10,545,093

AIRCRAFT ON OPERATING LEASE- RELATED PARTY, net    5,319,746      6,275,327

DEPOSITS                                                 -              500
                                                 ___________     __________
                                                 $23,425,615    $20,212,953
                                                 ___________    ___________

                           [Continued]

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

        UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                          [Continued]

              LIABILITIES AND STOCKHOLDERS' EQUITY

                                              January 31,    October 31,
                                                2004            2003
                                             ___________    ___________
CURRENT LIABILITIES:
      Bank overdraft                         $    95,920    $    12,324
      Trade accounts payable                   1,009,070        716,726
      Accounts payable related party             668,615        652,991
      Accrued liabilities                        184,023        176,679
      Contingent liabilities                     134,500        134,500
      Refundable deposits                        150,925        156,342
      Current portion of notes payable         1,466,110      1,399,536
      Current portion of notes payable
        related party                                  -         97,962
                                             ___________    ___________
           Total Current Liabilities           3,709,163      3,347,060

DEFERRED INCOME TAXES                            908,265        664,785

NOTES PAYABLE, net of current portion          5,954,535      6,592,477

NOTES PAYABLE   RELATED PARTY, net of current
portion                                        1,268,945      1,163,288

DIVDENDS PAYABLE                                  73,970              -

COMMITMENTS AND CONTINGENCIES [See Note 19]            -              -
                                             ___________    ___________
     Total Liabilities                        11,914,878     11,767,610
                                             ___________    ___________

MINORITY INTEREST                                      -              -
                                             ___________    ___________
STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value,
      1,000,000 shares authorized,
     none issued and outstanding                       -              -
     Preferred stock of subsidiary, $9.104
      stated value, 1,000,000 shares
      authorized, 1,000,000 issued and
      outstanding                              9,104,000              -
     Discount on preferred stock of
      subsidiary                              (5,643,802)             -
     Common stock, $.001 par value,
      20,000,000 shares authorized,
      11,022,000 shares issued
      and outstanding                             11,022         11,000
     Additional paid-in capital                1,633,033      1,590,078
     Accumulated other comprehensive income
      (loss)                                     135,369        113,032
     Retained earnings                         6,271,115      6,731,233
                                             ___________    ___________
          Total Stockholders' Equity          11,510,737      8,445,343
                                             ___________    ___________
                                             $23,425,615    $20,212,953
                                             ___________    ___________

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     For the Three
                                                     Months Ended
                                                      January 31,
                                                __________  __________
                                                   2004        2003
                                                                 __________
OPERATING REVENUE:
     Operations                                 $2,407,950  $2,257,743
     Public services                               227,888     280,925
                                                __________  __________
        Total Operating Revenues                 2,635,838   2,538,668
                                                __________  __________
DIRECT COSTS:
     Operations                                  1,859,889   1,149,339
     Aircraft Rental Expense - related party       160,635     862,155
     Public services                               164,039     168,567
                                                __________  __________
        Total Direct Costs                       2,184,563   2,180,061
                                                __________  __________
        Gross Profit                               451,275     358,607
                                                __________  __________
OPERATING EXPENSES:
     General and administrative                    658,334     472,456
     Depreciation                                   50,389      41,005
                                                __________  __________
        Total Operating Expenses                   708,723     513,461
                                                __________  __________
Operating income (loss)                           (257,448)   (154,854)
                                                __________  __________
OTHER INCOME (EXPENSE):
     Interest income                                   897      46,823
     Interest expense                             (159,936)          -
     Gain (loss) on disposal of assets               1,639           -
     Other income (expense)                         35,476      57,303
     Gain (loss) on foreign currency translation    (1,552)          -
                                                __________  __________
            Total Other Income (expense)          (123,476)    104,126
                                                __________  __________
INCOME (LOSS) BEFORE TAXES AND MINORITY INTEREST  (380,924)    (50,728)

     Current income tax expense (benefit)         (129,490)     33,830
     Deferred income tax expense (benefit)          (9,999)          -
                                                __________  __________
INCOME (LOSS) BEFORE MINORITY INTEREST            (241,435)    (84,558)
Minority interest in net loss of subsidiary
[See Note 13]                                            -           -
                                                __________  __________
NET INCOME (LOSS)                               $ (241,435) $  (84,558)

DIVIDENDS:
     Dividends declared and amortization of
      preferred stock analogous to a preferred
      stock dividend                              (218,683)          -
                                                __________  __________
NET (LOSS) AVAILABLE TO COMMON SHAREHOLDERS     $ (460,118) $  (84,558)
                                                __________  __________

NET (LOSS) PER COMMON SHARE                     $     (.04) $     (.01)
                                                __________  __________

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                      For the Three Months
                                                         Year Ended
                                                          January 31,
                                                      _____________________
                                                          2004     2003
                                                                    _

NET INCOME (LOSS)                                     $ (241,435)$ (84,558)
                                                      __________ _________
OTHER COMPREHENSIVE INCOME (LOSS):
     Unrealized loss on available for sale securities       (572)  (53,692)
     Foreign currency translation                         22,909   (24,767)
                                                      __________ _________
COMPREHENSIVE INCOME (LOSS)                           $ (219,098)$(163,017)
                                                      __________ _________

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES
    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    For the Three Months
                                                            Ended
                                                          January 31,
                                                       2004          2003
Cash flows from operating activities:
Net income (loss)                                  $   (241,435) $   (84,558)
                                                   ____________  ____________
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
     Realized gain on marketable securities              (4,796)     (57,459)
     Deferred tax expense (benefit)                      (9,999)      24,053
     Depreciation and amortization                      361,043       41,005
     Change in allowance for bad debt                    (3,625)      24,569
     Gain on return of plane                               (820)           -
     Changes in operating assets and liabilities:
       Trade accounts receivable                       (143,763)      44,663
       Trade accounts receivable   related party        (48,336)      (1,626)
       Inventories                                      135,396     (323,462)
       Income taxes receivable                         (129,490)           -
       Deposit                                              500            -
       Prepaid expenses                                   1,705            -
       Accrued interest on loan to officer and
        related party                                         -      (45,722)
       Trade accounts payable                           335,321        13,441
       Accounts payable   related party                  15,624       (33,310)
       Accrued expenses                                   7,344          (285)
       Refundable deposits                               (5,417)      (16,519)
       Aircraft deposits                                      -      (201,000)
                                                   ____________    ___________
          Net cash provided by (used in)
            operating activities                        269,252      (701,632)
                                                   ____________    ___________
Cash flows from investing activities:
Proceeds from sale of marketable securities                   -       303,597
Purchase of property and equipment                       (4,559)       (5,257)
                                                   ____________    ___________
          Net cash provided by (used in)
          investing activities                           (4,559)      298,340
                                                   ____________    ___________
Cash flows from financing activities:
Payment on notes payable                               (347,611)            -
Payment on notes payable   related party                (78,324)            -
Increase in bank overdraft                               83,596             -
                                                   ____________    ___________
          Net cash provided by (used in)
          financing activities                         (342,339)            -
                                                   ____________    ___________
Effect of exchange rate changes                          22,909             -
                                                   ____________    ___________
Net change in cash and cash equivalents                 (54,737)     (425,849)

Beginning cash and cash equivalents                     126,476       494,517
                                                   ____________    ___________
Ending cash and cash equivalents                   $     71,739    $   68,668
                                                   ____________    ___________

                           [Continued]

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           [Continued]


                                                    For the Three Months
                                                              Ended
                                                          January 31,
                                                      2004           2003
                                                 ____________    ____________

Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest                                    $    132,033    $      5,287
     Income taxes                                $          -    $          -

Non-cash investing and financing activities:

For the three months ended January 31, 2004:
     The Company purchased aircraft with a value of $9,900,000 from CLB
     Corporation (an entity controlled by an Officer and majority shareholder of the Company) by issued preferred stock of subsidiary valued at $9,104,000, assuming underlying debt of $709,981 and recording a payable to CLB for the remaining $86,019. The assets were recorded for book purposes at the carry-over basis to the related entity of $4,111,485.
     The difference between the recorded value and the purchase price has been recorded as a discount on preferred stock and is being amortized as additional dividends on the preferred stock over a five year period.

     The Company returned an airplane with a carrying value of $932,919 to the secured creditor for repayment of the underlying note payable of $933,738. The transaction resulted in a gain on disposition of assets of $820.

     The Company declared a dividend on preferred stock of $73,970.  The
     Company also recorded amortization of preferred stock discount of $144,713 which was recorded as additional dividends.

     The Company issued 22,000 shares of common stock in payment of accounts payable of $42,977.

For the three months ended January 31, 2003:
     For the three months ended January 31, 2003, the Company had a net unrealized loss on marketable securities of $86,600. As a result, the deferred tax asset was increased by $32,908 and accumulated comprehensive loss was increased by $53,692.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Alpine Air Express, Inc. and subsidiaries (the "Company") is presented to assist in understanding the Company's financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America (USGAAP) and have been consistently applied in the preparation of the unaudited condensed consolidated financial statements.

Basis of presentation - The accompanying unaudited condensed consolidated financial statements of Alpine Air Express Inc. and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America ("USGAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and footnote disclosures required by USGAAP for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended October 31, 2003 included in the Company's Form 10-KSB. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of January 31, 2004, its consolidated results of operations for the three months ended January 31, 2004 and 2003 and its consolidated cash flows for the three months ended January 31, 2004 and 2003. The results of operations for the three months ended January 31, 2004 and 2003, may not be indicative of the results that may be expected for the year ending October 31, 2004.

Organization and business description - Alpine Aviation, Inc. (Alpine) was incorporated in the state of Utah on October 7, 1975. On June 12, 2000 Alpine entered into a transaction that was accounted for as a reverse merger with Riverside Ventures, Inc., a Delaware corporation incorporated on April 20, 1994. At the time of the transaction, Riverside Ventures, Inc. was inactive. All of the outstanding common stock of Alpine was exchanged for 9,895,000 shares of common stock of Riverside Ventures, Inc. The transaction, accounted for as a reverse acquisition, resulted in a recapitalization of Alpine, inasmuch as it was deemed to be the acquiring entity for accounting purposes. Riverside Ventures, Inc. changed its name to Alpine Air Express, Inc. The Company is an air cargo operator, transporting mail, packages and other time-sensitive cargo between cities in the western portion of the United States. In May of 2002, the Company expanded operations and started Alpine Air Chile S.A. to provide air cargo and passenger transportation to the region of Chile in South America.

The Company previously leased aircraft from CLB Corporation and Mallette Family, LLC, entities that are owned or controlled by the Officer and majority shareholder of the Company. During July 2003 the Company acquired 16 aircraft from Mallette Family, LLC and during December 2003 acquired an additional 16 aircraft from CLB, Inc.

Principles of consolidation - The unaudited condensed consolidated financial statements include the accounts and operations of Alpine Air Express, Inc., its wholly-owned subsidiary Alpine Aviation, Inc. and Alpine Air Chile S.A., which is a 85% percent owned by the Company as of January 31, 2004 and 2003 (together referred to as the Company). Further, the net loss for Alpine Air Chile, S.A. for the years ended January 31, 2004 and 2003 applicable to the 15% non-controlling interest were not allocated to the non-controlling interests as there is no obligation of the non-controlling interests to share in such losses. All material inter-company transactions and accounts have been eliminated in the consolidation.

Cash and cash equivalents - The Company considers demand deposits at banks and money market funds at other financial institutions with an original maturity of three months or less to be cash equivalents.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue and cost recognition - The Company utilizes the accrual method of accounting whereby revenue is recognized when earned. Air freight revenue is recognized upon delivery of cargo to its destination. Public services revenue consists of charter income, pilot training fees, and customer maintenance services. Charter income and customer maintenance services income is recognized when the service is performed. Pilot training revenue is recognized over the course of the program, based on the pro rata share of the course completed to date. The tuition revenue received, but not yet earned, is deferred and recorded as "refundable deposits" on the balance sheet. Segment reporting - Statement of Financial Accounting Standards No. 131 (SFAS
131) "Disclosures about Segments of an Enterprise and Related Information", requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. The Company's operations involve a single industry segment as an air cargo operator, transporting mail, packages and other time-sensitive cargo and passengers but consists of two geographical segments.

Certain reclassifications - Certain immaterial reclassifications have been made to the 2003 financial statements to conform with the 2004 presentation.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

Recently Enacted Accounting Standards - In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This Interpretation specifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This applies to guarantees issued or modified after December 31, 2002. The Interpretation also revises the disclosure requirements about a guarantor's obligations under agreements, which are effective for the 2002 unaudited condensed consolidated financial statements. The Company is currently evaluating the provisions of Interpretation No. 45, which are effective in 2003, and does not currently believe this statement will have a material effect on the unaudited condensed consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". The Interpretation defines variable interest entities and addresses consolidation of such entities by the primary beneficiary of the entity. The Interpretation is effective for interests in variable interest entities created after January 31, 2003. For interests in variable interest entities created before January 31, 2003, the Interpretation shall apply to the first interim or annual reporting period beginning after June 15, 2003. The Company is currently assessing the impact of Interpretation No. 46, but currently does not believe it will have a material effect on its unaudited condensed consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148"). This Statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these unaudited condensed consolidated financial statements.


Statement of Financial Accounting Standards SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No, 149, and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

During the periods presented the Company did not grant any stock based compensation. The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost under SFAS No. 123 has been recognized for the stock option plans or other agreements in the accompanying statement of operations. Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2004 and 2003 consistent with the provisions of SFAS No. 123, the Company's net earnings (loss) net of taxes and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                For the Three Months
                                                      Year Ended
                                                      January 31,
                                              __________________________
                                                  2004          2003
                                              _____________  ___________
     Net Income (Loss) as reported            $    (241,435) $   (84,558)
     Add: Stock-based employee compensation
       expense included in reported net income            -            -
     Deduct: Total stock-based employee
        compensation expense determined under
        fair value based method                           -            -
                                              _____________  ___________
     Net Income (Loss)        Proforma        $    (241,435) $   (84,558)
                                              _____________  ___________

     Basic earnings (loss) per share
                              As reported     $        (.04) $      (.01)
                              Proforma        $        (.04) $      (.01)

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - MARKETABLE SECURITIES

The amortized cost, net unrealized gains and losses, and estimated fair value of available-for-sale securities by major security type were as follows:



                               Amortized  Unrealized Unrealized   Estimated
                                  cost        gain       (loss)    fair value

January 31, 2004
Available-for-sale securities:
 Corporate equity               $  233,854 $      7,704 $  (41,396) $ 200,162
                                ----------  -----------   --------- ---------

October 31, 2003
Available-for-sale securities:
 Corporate equity               $  233,854  $    10,777  $ (51,200) $ 193,431
                                ----------  -----------  ---------  ---------


NOTE 3 - TRADE ACCOUNTS RECEIVABLE

  Trade accounts receivable consist of the following at:
                                                January 31, October 31,
                                                  2004         2003
                                                 _________  _________
     Trade accounts receivable                  $ 686,925   $ 539,537
     Less allowance for doubtful accounts         (50,000)    (50,000)
                                                _________   _________
                                                $ 636,925   $ 489,537
                                                _________   _________

     Trade accounts receivable   related party  $ 437,116   $ 388,780
                                                _________   _________

Bad debt (recovery) expense for the three months ended January 31, 2004 and 2003 was $(3,625) and $0, respectively.

NOTE 4 - PREPAID EXPENSES

  Prepaid expenses consist of the following at:
                                              January 31,   October 31,
                                                2004            2003
                                               _________    _________
   Prepaid expenses and credits                $  63,975    $  73,312
   Prepaid other taxes                           187,604      179,972
                                               _________    _________
                                               $ 251,579    $ 253,284
                                               _________    _________

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INVENTORIES
  The composition of inventories is as follows:
                                                     January 31,  October 31,
                                                          2004      2003
                                                      _________  _________
   Aircraft parts                                     $ 677,675  $ 829,742
   Fuel                                                  16,671          -
                                                      _________  _________
                                                      $ 694,346  $ 829,742
                                                      _________  _________

The Company has not established an allowance for obsolete inventory.

NOTE 6   PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

                                                    January 31,   October 31,
                                   Estimated life       2004          2003
                                      In years      _____________________
      Building and improvements        3 - 10 $     1,268,013  $1,264,801
      Spare aircraft engines            10            430,000     430,000
      Aircraft                          15         18,563,334  15,347,475
      Equipment                       3 to 5           99,994     153,423
      Furniture and fixtures            10            190,203     185,666
      Vehicles                         5 - 7          140,810     154,518
                                                  ___________  __________
                                                   20,692,354  17,535,883
      Less: Accumulated depreciation
            and amortization                       (1,049,851)   (715,463)
                                                  ___________  __________
                                                  $19,642,503 $16,820,420
                                                  ___________  __________

Depreciation expense amounted to $361,043 and $41,005 for the three months ended January 31, 2004 and 2003, respectively.

All of the Company's aircraft are held as collateral on various notes payable and related party notes payable at January 31, 2004.

Aircraft Return to Note Holder - On December 9, 2003, the Company returned an aircraft with a carrying value of $932,919 to the secured creditor for repayment of the $933,738 underlying note payable. During the three months ended January 31, 2004, the Company recognized an $819 gain on disposition of the underlying aircraft.

           ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6   PROPERTY AND EQUIPMENT [Continued]

Aircraft purchase   related party On July 31, 2003, the Company's wholly-owned subsidiary, Alpine Aviation, Inc. ("Alpine Aviation"), entered into an Agreement for Sale and Purchase of 14 Beechcraft 1900 and 2 Beechcraft 99 cargo configured aircraft (the "Agreement") between Alpine Aviation as buyer and Mallette Family, L.L.C. ("Mallette Family"), as seller.

Pursuant to the Agreement, Alpine Aviation acquired certain aircraft, a portion of which it had previously leased and maintained, for the total purchase price of $17,330,569. Consideration for the 16 aircraft included the assumption of underlying debt in the amount of $9,905,169, a new note payable to Mallette Family LLC for $1,476,381 and various credits and offsets of related party accounts totaling $5,949,019.

Eugene R. Mallette, the principal stockholder, director and CEO of the Company is a controlling shareholder of Mallette Family LLC. The consideration exchanged under the Agreement was negotiated between the Company and Mallette Family LLC, with the consent of the Board of Directors, with Mr. Mallette abstaining.

Wells Fargo Securities, LLC issued a fairness opinion, from a financial point of view, on August 14, 2003 regarding this acquisition and the subsequent acquisition of aircraft from CLB during December 2003.

Aircraft Purchase   related party - In December 2003, the Company acquired 16
aircraft from CLB Corporation, a related entity through common control, for $9,900,000. The consideration paid included $9,104,000 in preferred stock of the Company's subsidiary Alpine Aviation, Inc. and the assumption of the underlying debt on the aircraft totaling $709,981. The remaining $86,019 is recorded as a payable to CLB. As the aircraft were purchased from a related party they have been recorded at their carryover basis of $4,111,485. A discount on preferred stock in the amount of $5,788,515 has been recorded and is being amortized as dividends over a five year period. The preferred stock provides for monthly dividends at an annual rate of 6.5%, and is not convertible. The Company can redeem the subsidiary's preferred stock any time and CLB can call for redemption of the subsidiary's preferred stock any time after December 31, 2008.

           ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7   AIRCRAFT ON OPERATING LEASE

With the purchase of the aircraft from Mallette Family, LLC the Company assumed the underlying operating leases. At January 31, 2004 the company was leasing five of the aircraft to Sundance Air, Inc (a Colorado corporation doing business in Puerto Rico and Colorado). Sundance Air, Inc. is owned 33% by Mr. Mallette, an officer and majority shareholder of the Company. The leases call for monthly payments of $20,800 plus engine reserves of $150 per flight hour through November 12, 2007. The leases further grant Sundance Air, Inc. the option to purchase the aircraft for $5,725,000 less 10% of the timely paid lease payment and 25% of all timely paid net engine reserve payments which was approximately $5,678,709 at October 31, 2003. The option shall continue during the term of the leases as long as Sundance Air, Inc. is in full compliance with the lease terms. Sundance Air, Inc. is responsible for the routine maintenance and for providing insurance on the aircraft while the Company is responsible for engine overhauls and major component replacements.

At January 31, 2004, Sundance Air, Inc. was leasing an additional aircraft on similar terms as their other leases. This lease calls for monthly payments of $12,500 plus engine reserves of $75 per flight hour.

Property on operating lease to Sundance Air, Inc. consists of the following:

                                                  January 31,   October 31,
                                                     2004           2003
                                                  __________________________
            Aircraft                              $  5,511,265    $6,381,688
            Less accumulated depreciation             (191,519)     (106,361)
                                                  __________________________
                                                  $  5,319,746    $6,275,327
                                                  __________________________

Depreciation expense for the three month periods ended January 31, 2004 and 2003 was $111,813 and $0, respectively and was included in cost of good sold.

Minimum future rentals to be received on the non-cancelable lease as of January 31, 2004 for each of the next five years and in the aggregate are as follows:

       2005                             $        1,385,500
       2006                                      1,398,000
       2007                                      1,398,000
       2008                                      1,398,000
       2009                                        116,500
                                               ___________
       Total Minimum Lease Payments     $        5,696,000
                                               ___________

At January 31, 2004, the Company holds deposits of $104,000 on the leased aircraft.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - OPERATING LEASES

On March 20, 2001, the Company entered into a 30-year lease agreement with two five-year extension options for real property at the Provo, Utah Airport. The Company also leases a hanger in Billings, Montana at the Logan International Airport at a lease rate of $16,852 per year or $1,404 per month the lease is for a term of five years ending October 31, 2007. These operating lease agreement contains scheduled rent escalation clauses based on changes in the consumer price index that are being amortized over the term of the lease using the straight-line method.

Future minimum lease payments for the periods ending January 31, are as follows:

            2005                           $         29,674
            2006                                     29,674
            2007                                     29,674
            2008                                     25,462
            2009                                     12,791
            Thereafter                              291,006
                                                 __________
                                           $        418,281
                                                 __________

The Company previously leased aircraft from Mallette Family LLC and CLB on a month-to-month basis. The aircraft lease agreement required the Company to pay a refundable deposit equal to one month's base rent at inception of the lease. The Company then paid a monthly base rent and a contingent rent based on the number of flight hours for each aircraft. The Company was responsible for all costs associated with normal maintenance and aircraft insurance. The lessor reimbursed all major repairs and replacements of engines and their components. On July 31, 2003, the Company purchased 16 of the leased aircraft for $17,330,569 from Mallette Family LLC and during December, 2003 the Company purchased an additional 16 aircraft from CLB. The total security deposits which equaled two month's rent per aircraft or $510,500 were applied against the purchase of aircraft from Mallette Family. LLC. In addition, the lessor gave the Company a one-month rent holiday for January 2003 which has been amortized through the date of purchase for the aircraft leased from Mallette Family LLC and through October 31, 2003 for the aircraft leased from CLB.

Rental expense for all aircraft leases is as follows for the three months ended January 31:

                                                     2004      2003
                                                    __________________
     Minimum rentals                                $137,000 $ 697,000
     Contingent rentals                               23,635   165,155
                                                    ________ _________
                                                    $160,635 $ 862,155
                                                    ________ _________

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - RELATED PARTY TRANSACTIONS

Leased Aircraft - During the three months ended January 31, 2004 and 2003, the Company leased aircraft from CLB Corporation (CLB) and Mallette Family, LLC, which are controlled by an officer and significant stockholder of the Company. The lease payments vary depending on the type of aircraft and are due on a month-to-month basis. The Company owed lease payments of $668,615 and $652,591 to these related parties at January 31, 2004 and October 31, 2003, respectively. Total lease expenses to related parties are as follows for the three months ended January 31:
                                                          2004      2003
                                                       _________ _________
    CLB Corporation                                   $  160,635 $ 504,565
    Mallette Family, LLC                                       -   357,590
                                                       _________ _________
                                                      $  160,635 $ 862,155
                                                       _________ _________

The Company performed maintenance and certain qualified repairs on these leased aircraft per the terms of the lease agreements. The Company charges CLB and Mallette Family, LLC cost plus ten percent markup on all parts and a fixed rate of $55 per hour for labor. Total related party sales and cost of sales related to aircraft maintenance are as follows for the three months ended January 31:
                                                         2004      2003
                                                       _________  _________
   Total related party sales                          $  118,129 $  129,313
   Total related party cost of sales                    (104,039)  (112,823)
                                                       _________  _________
   Gross margin on related party transactions         $   14,090 $   16,490
                                                       _________  _________

At January 31, 2004 and October 31, 2003, the Company had a receivable of $39,930 and $128,741, respectively, related to these repairs, reported under accounts receivable-related parties on the balance sheet.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - RELATED PARTY TRANSACTIONS [Continued]

Aircraft Purchase - In December 2003, the Company acquired 16 aircraft from CLB Corporation for $9,900,000. The consideration paid included $9,104,000 in preferred stock of the Company's subsidiary Alpine Aviation, Inc. and the assumption of the underlying debt on the aircraft totaling $709,981. The remaining $86,019 is recorded as a payable to CLB. As the aircraft were purchased from a related party they have been recorded at their carryover basis of $4,111,485. A discount on preferred stock in the amount of $5,788,515 has been recorded and is being amortized as dividends over a five year period. The preferred stock provides for monthly dividends at an annual rate of 6.5%, and is not convertible. The Company can redeem the subsidiary's preferred stock any time and CLB can call for redemption of the subsidiary's preferred stock any time after December 31, 2008.

Related Party Charter Flights and Aircraft Leasing The Company leases aircraft to Sundance Air, Inc. which is 30% owned by an Officer and majority shareholder of the company. At January 31, 2004, the Company had a receivable of $397,186 and carried lease deposits of $104,000. During the three months ended January 31, 2004 the Company, recorded leasing revenues of $553,760 and charter service revenues of $124,096. The Company further recorded payments of $102,150 which the Mallette Family, LLC collected from Sundance Air, Inc. on behalf of the Company during this period. These amounts were offset against the outstanding related party note payable.

Note Payable   Related Party-  In connection with the amended purchase of the aircraft the Company issued a note to Mallette Family, LLC in the amount of $1,476,381. The note payable dated July 31, 2003, bears interest rate of 6.5% and called for payments of $33,624 due for 14 monthly installments with the balance due November 1, 2004. Through October 31, 2003, Mallette Family, LLC collected $282,456 from Sundance Air, Inc. on behalf of the Company and recorded principle and interest payments of $259,197 and $23,259, respectively, against the note. Mallette Family LLC further made note payments of $43,312, net of interest of $754, on behalf of the Company during
the period ended October 31, 2003.   During the three months ended January 31,
2004, Mallete Family, LLC. collected $102,150 from Sundance Air, Inc. on behalf of the Company and recorded principle and interest payments of $97,962 and $4,188, respectively. Mallette Family, LLC has agreed to forestay future payment until required by the note's balloon payment which was due November 1, 2004 but has been extended for a period of at least year from January 31, 2004 by the note holder.

In connection with the purchase of aircraft from CLB Corporation, the Company has entered into a Note Payable arrangement with CLB Corporation in the amount
of $86,019.   This note bears interest at 6.5% and is callable on or after May
1, 2005 at note holders option.
The following is a summary of notes payable to related parties:

                                                           January 31,
                                                               2004
                                                           __________
               Note payable - related party                $1,268,945
               Less current portion                                (-)
                                                           __________
               Long-term portion                           $1,268,945
                                                           __________

              ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10   LONG TERM DEBT

Notes payable arose from the purchase of aircraft during July and December 2003 [See Note 7] and consisted of the following at January 31, 2004:

  Note payable, assumed at July 31, 2003 with a balance of
     $1,136,160, due March 28, 2007. Interest rate of Lender
     Prime + 1% or 6% at October 31, 2003. Secured by 1984
     Beech 1900 C, Reg #N-194GA. Personally guaranteed by an
     officer/shareholder.                                      $1,092,984

  Note payable, $2,750,000, assumed at July 31, 2003 with a
     balance due of $2,085,407, due December 28, 2008.
     Interest rate at Lender's prime rate or 4% at January
     31, 2004. Secured by 1900C, Reg # N-198GA and N-172GA.
     Personally guaranteed by an officer/shareholder.           1,995,625

  Note payable, assumed at July 31, 2003 with a balance of
     $3,850,000, due September 29, 2007. Interest rate of
     Lender Prime or 4% at January 31, 2004. Secured by 1900C,
     Reg # N-154GA, N-1195GA, and 153GA. Personally guaranteed
     by an officer/shareholder.                                 3,678,478

  Note payable, assumed during December 2003 with a balance of
     $356,822, due approximately May 2005. Interest rate of
     Lender Prime + 1% or 6% at January 31, 2004. Secured by
     two Beech 99's , Reg #N-955AA and N-959GH. Personally
     guaranteed by an Officer/shareholder.                     $ 317,284

  Note payable, assumed during December 2003 with a balance of
     $352,296, due approximately March 2007. Interest rate of
     Lender Prime + 1% or 6% at January 31, 2004. Secured by a
     Beech 99, Reg #N-4381Y. Personally guaranteed by an
     Officer/shareholder.                                      $ 335,394

  Note payable, assumed during December 2003 with a balance of
     $863, due approximately April 2004. Interest rate of 8% at
     January 31, 2004. Secured by Beech 99, Reg #N-24BH.
     Personally guaranteed by an Officer/shareholder.          $     880
                                                              __________
                                                               7,420,645
                              Less current portion            (1,466,110)
                                                              __________
                              Long-term portion               $5,954,535
                                                              __________

The estimated aggregate maturities required on long-term debt for each of the individual years at January 31, 2004 are as follows:
                    2005                     $      1,466,110
                    2006                            1,359,771
                    2007                            1,346,672
                    2008                            2,462,189
                    2009                              785,903
                 Thereafter                                 -
                                                  ___________
                                             $      7,420,645
                                                  ___________

               ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides selected financial information for the Chilean operations for the three months ended January 31, 2004 and 2003 in US dollars:

                                                2004        2003

     Total assets                           $208,994    $ 688,109
     Revenues                               $ 93,622    $  33,318
     Loss before income taxes               $175,320    $ 236,968
     Net loss                               $175,320    $ 236,968

NOTE 12   STOCKHOLDERS EQUITY

Common Stock - The Company is authorized to issue 20,000,000 shares of $.001 par value common stock. As of January 31, 2004 and 2003, 11,022,000 shares are issued or outstanding.

Preferred Stock - The Company is authorized to issue 1,000,000 shares of $.001 par value preferred stock with such rights and preferences and in such series as determined by the Board of Directors at the time of issuance. No shares are issued or outstanding as of January 31, 2004 and 2003.

Preferred Stock Subsidiary   The Company's subsidiary Alpine Aviation, Inc. is
authorized to issue 1,000,000 shares of preferred stock with a stated value of $9.104. At January 31, 2004, 1,000,000 shares are issued and outstanding.

Stock option plan - In August 2001, the stockholders approved the adoption of an equity incentive plan. The plan allows the Company to issue incentive stock options (ISO's), non-statuatory stock options and restricted shares to employees, directors, and consultants of the Company. Annually, commencing January 2002, the aggregate number of shares of the Company's common stock available for award under the plan shall increase by the lesser of 250,000 or seven percent of the outstanding stock less the number of shares previously authorized for the plan. As of January 31, 2004 and 2003 a total of 770,000 shares of the Company's common stock have been reserved for issuance under the plan, respectively. At January 31, 2004, 587,235 options are available for issuance under the plan. The plan terminates, and no further options may be granted after August 18, 2011.

Consulting services - In November, 2003, the Company issued 22,000 shares of common stock for consulting services valued at $42,977 which had previously been accrued as accounts payable.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - STOCKHOLDERS EQUITY [Continued]

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

A summary of the status of the options outstanding under the Company's stock option plans are presented below:
                                       January 31, 2004     October 31, 2003
                                    ______________________ __________________

                                        Weighted Average      Weighted Average
                                   Shares Exercise Price Shares Exercise Price
                                     ________ __________ _________ __________
  Outstanding at beginning of period  182,765    $7.60     197,052    $7.60
  Granted                                   -        -           -        -
  Exercised                                          -           -        -
  Forfeited                                 -        -     (14,287)    7.50
  Expired                                   -        -           -        -
                                     ________ __________ _________ __________
  Outstanding at end of Period        182,765    $7.60     182,765    $7.60
                                     ________ __________ _________ __________

  Weighted average fair value of
    options granted during the year         -        -           -        -
                                     ________ __________ _________ __________

A summary of the status of the options outstanding under the Company's stock option plans and employment agreements at January 31, 2004 is presented below:

                   Options Outstanding              Options Exercisable
                             Weighted-
                             Average       Weighted-                Weighted-
Range of     Number         Remaining       Average       Number     Average
Exercise    of Shares      Contractual     Exercise     of Shares    Exercise
 Prices    Outstanding     Life (years)      Price     Exercisable    Price
$ 7.50-$8.25   182,765        6.25 years      $ 7.60        156,099     $ 7.60

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - INCOME (LOSS) PER COMMON SHARE

The following data show the amounts used in computing net income (loss) per common share, for the three months ended January 31,:
                                                         2004    2003
                                                      ________ ________
  Net income (loss) available to
     common shareholders                              $(460,118) $(84,558)
                                                      _________  ________

   Weighted average number of common shares used in
   basic EPS                                         11,000,000 11,000,000


For the three months ended January 31, 2004 and 2003, 182,765 and 197,052 outstanding options, respectively, were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive. During December 2003 the Company's subsidiary Alpine Aviation, Inc. issued 1,000,000 series A, 6.5% preferred shares with a stated value of $9.104 per share, for the purchase of aircraft. These preferred shares have no voting rights and are not convertible into common stock.

NOTE 14 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

The Company has available at January 31, 2004 unused operating loss carryforwards of approximately $658,000 which may be applied against future taxable income and which expire in various years through 2023. The amount of and ultimate realization of the benefits from the foreign operating loss and capital loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $309,000 and net deferred tax liabilities are approximately $904,000 as of January 31, 2004 with an offsetting valuation allowance of $350,077 resulting in a change in the valuation allowance of approximately $26,000 during the period ended January, 2004.

NOTE 15 - SEGMENT INFORMATION

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

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - SEGMENT INFORMATION [Continued]

Financial information summarized by geographic segment for the three months ended January 31, 2004 are listed below:

                                  Income (loss)  Long-
                                  before income  lived        Total
                       Revenues     taxes      assets, net   assets
                      _________    _________   __________  ___________
  United States      $2,542,216   $  (66,115) $19,633,831  $23,220,801
  Chile                  93,622     (175,320)       8,672      208,994
                      _________    _________   __________  ___________
  Reportable
  segments total     $2,635,838   $ (241,435) $19,642,503  $23,425,615
                      _________    _________   __________  ___________

Financial information summarized by geographic segment for the three months ended January 31, 2003 is listed below:
                                     Income (loss)    Long-
                                     before income    lived        Total
                          Revenues       taxes      assets, net   assets
                          _________    _________   _________  ___________
  United States   $       2,505,350    $ 186,240  $1,653,952  $ 9,691,546
  Chile                      33,318     (236,968)    178,533      688,109
                          _________    _________   _________  ___________
  Reportable
  segments total  $       2,538,668    $ (50,728) $1,832,485  $10,379,655
                          _________    _________   _________  ___________

NOTE 16 - CONCENTRATIONS

U.S. Postal Service Contracts - The Company receives the majority of its revenues from contracts with the U.S. Postal Service (USPS). For the three months ended January 31, 2004 and 2003, the revenues from contracts with the USPS represented 62% and 88% of total revenues, respectively. At January 31, 2004 and October 31, 2003, accounts receivable from the USPS totaled $489,140 and $465,020, or 77% and 95%, respectively. The contracts currently in effect with USPS will expire between August and November 2006. The loss of this customer would have a material negative effect on the operations of the Company.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16   CONCENTRATIONS (continued)

Aircraft Leases   The Company leases aircraft to Sundance Air, Inc. located in
Puerto Rico and Colorado   which is 30% owned by an Officer and majority
shareholder of the Company. [See Note 8]

Engine Overhauls   The Company leased several aircraft from Mallette Family
LLC an entity owned by the Company's Officer and majority shareholder through July 31, 2003 and paid the lessor an hourly rate for engine usage, as the lessor was responsible for overhaul expense. During August 2003 one of the aircraft purchased suffered an engine failure resulting in the Company accruing a contingent liability for $134,500 for replacement of the engine as the Company adopted a policy to expense the cost of engine overhauls at the time the expense is incurred.


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

NOTE 17   COMMITMENTS AND CONTINGENCIES
401(k) Profit Sharing Plan - The Company has an employee benefit plan under
Section 401(k) of the Internal Revenue Code. Employees who have at least three months of service with the Company may contribute a portion of their compensation up to the federal limit to the plan. The Company contributes an additional 50 percent of the amount contributed by employees up to a maximum of 3 percent of compensation. Participants are fully vested in employer contributions after two years of service. For the three month period ended January 31, 2003, the Company contributed $11,431. During August 2003, the Company's Board of Directors approved and terminated the Company's 401(k) Profit Sharing Plan.

Consulting Agreement - During November 2003, the Company entered into an agreement with a consulting firm for a cost of $2,500 per month for the period from November 1, 2003 through October 31, 2004.

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

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18   GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America, which contemplate continuation of the Company as a going concern. The Company experienced a significant loss from operations during the year ended October 31, 2003 which management believes resulted from the operations of Alpine Air, Chile, the temporary loss of USPS contract, the decreased rate per pound negotiated in the new USPS contract, the return of aircraft to the note holder, and the failure of an aircraft engine. This raised concern about the ability of the Company to continue as a going concern. The Company has mitigated the recent losses through management plans which have included the reduction of any further significant investment into Alpine Air Chile, reduction of payroll and related expenditures, the purchase of the aircraft from the lessor seeking to reduce the liquidity demands on the Company and entered into an agreement to postpone the payments on the related party notes payable and the dividends on referred stock due to the Company's officer and majority shareholder.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

General
-------

     Most air cargo companies during the past several years have seen reduced cargo volumes. Now, as the economy realizes slight improvements, we along with the cargo industry in general are enjoying some increase in air cargo volumes. Our first quarter cargo total of approximately 2,000 tons is up 24% from this same time last year. We are further enjoying added revenue through our leasing and charter contracts as a result of leases obtained along with the purchase of aircraft during the past year. Our foreign operation in Chile also experienced a small increase of $60,304 over last year. While the Chile operation continues to require financial support, we are looking forward to it becoming self-sufficient in the future.

     Although we are experiencing higher cargo volumes, our current contracts with the United States Postal Service ("USPS") are providing less revenue than our former contracts. This reduction in per-pound revenue is due to the open bidding process involved in obtaining our current contracts. In addition to this reduced revenue the current USPS contracts require scanning and electronic data interface ("EDI") compliance, which has further reduced our income potential under our these contracts. We continue to attempt to diversify our customer base, reducing our reliance on the USPS.

     Fiscal 2004 will be a very important year in determining our future direction. We recognize the need to update our customer base and are currently seeking alternate sources of revenue as well as additional cost savings.

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

     As one of our revenue-enhancing strategies, we have begun marketing available aircraft for lease. With the purchase of aircraft from Mallette Family, LLC, the Company assumed operating leases of five aircraft. We derive base rents of $20,800 per aircraft per month from these leases, in addition to $150 per flight hour. In December, 2003, we added a Beech 99 to our leased fleet. The base rent for this aircraft is $12,500 per month plus $75 per flight hour.

     The Chilean government is currently determining whether to award a subsidy to our 85%-owned subsidiary, Alpine Air Chile, S.A., a Chilean corporation. The government grants subsidies to carriers that are deemed to provide "essential services" to underserved parts of the country. The subsidy would be paid only for flights during the Chilean winter months. Alpine Air Chile is currently the only scheduled airline serving the Puerto Montt-Chaiten route that the government is evaluating. We expect a final determination to be made in the next 30 to 45 days. However, we can provide no assurance that Alpine Air Chile will receive the subsidy.

Liquidity and Capital Resources
-------------------------------

     We have a working capital position of $73,948, as of January 31, 2004, as compared to working capital on October 31, 2003, of $44,973. This change in working capital was the result of several factors. Our continued investment of capital in our Chilean operation of $175,320 during the first quarter of 2004 as well as the reduction of approximately 40% of revenue per pound carried under the current USPS contracts resulting in reduced cash. Working capital was improved by the termination of lease payments. Lease payments were $862,155 during the first quarter of 2003, as compared with $160,635 in the 2004 first quarter and debt service payments of $425,935. Aircraft were purchased with both debt and equity assumptions during the fourth quarter of 2003 and first quarter of 2004. As we have recognized the potential costs involved with the failure of an engine in September 2003, we have further reduced working capital by the anticipated future costs of $134,500.

     We recognize Chile's growth is reliant on continued support as a long-term investment. In recognition of these needs, we have scaled down our Chilean operations, returning all but one aircraft to the United States. By reducing the service provided by the Chile operation to one daily passenger route with cargo services, we are hoping to reduce the high capital needs of maintaining a fleet of aircraft and allow the Chile operation to become self-sufficient first and then to grow and become profitable, although we can provide no assurance in this regard.

     During the quarterly period ended January 31, 2004, we continued to experience significant losses from operations, stemming primarily from the $175,320 loss of our Chilean operations and partly from the decreased revenue rate per pound under our AMOT contract with the Postal Service. The U.S. shortfalls were offset somewhat by our U.S. operation's increase of $677,856 in leasing and charter revenue. We are taking steps to manage these losses by reducing further significant investment in our Alpine Air Chile operations, negotiating with our related party note holder to defer payments on our note and dividends on subsequently issued preferred stock to our majority stockholder. Note payable and dividend payments are expected to resume on or after February 1, 2005.

     Net cash provided by operations in the quarter ended January 31, 2004 amounted to $269,252, against a net loss of $241,435. The gain in cash from operations is due in large part to the replacement of $361,043 in depreciation expense booked as compared with $862,155 in leasing costs paid during the 2003 first quarter. The increase in trade accounts payable to $335,321 and the use of available inventory totaling $135,396 further led to an increase in available cash. This increase in cash was offset only slightly by an increase in trade accounts receivable from a related party.

     During the quarter ended January 31, 2003, net cash used by operating activities was $701,632. The cash from a net loss during this period was further hindered by an increase in inventory parts of $323,462 and aircraft deposits paid of $201,000 as the leasing agreement was amended to require a two month deposit. Accrued interest against a note extended to an officer and related party of $45,722, as well as an increase of refundable deposits for $16,519 and deferred tax expense of $57,459 further reduced available cash. Accounts payable of $13,441 and a reduction in related party and trade accounts receivable of $44,663 did help to offset this reduction of cash. The 2003 first quarter was helped by proceeds in the sale of marketable securities of $303,597, resulting in a net change in cash decrease of $425,849.

     In the quarter ended January 31, 2004, investing activities used net cash of $4,559, resulting from the purchase of property and equipment. In contrast, investing activities for the quarter ended January 31, 2003 provided a net increase to cash of $298,340. During the first quarter of 2003, we received proceeds from the sale of marketable securities, providing cash of $303,597 and we purchased property and equipment for $5,257.

     During the quarter ended January 31, 2004, financing activities used net cash of $342,339. We paid $347,611 on notes payable and $78,324 on notes payable related party during this period, which was partially offset by an increase in bank overdraft of $83,596. By contrast, net cash provided/used in financing activities was $0 during the quarter ended January 31, 2003. This is the result of aircraft purchased partially for debt during the fourth quarter of 2003 and the first quarter of 2004. These aircraft, purchased from a related party and majority stockholder, resulted in an increase to our Property, Plant and Equipment of $18,563,334, as compared with a total debt assumption of $7,781,549 with financial institutions and $1,562,400 with a related party and stockholder for a total debt assumption of $9,343,949. Preferred stock was also issued to the seller of the Beech 99 aircraft in December 2003, for $9,104,000 stated value. The preferred shares are currently discounted by $5,643,802. Restrictions on dividend payments and share purchases should assure us of sufficient time to recognize a savings from the lease payments prior to having to begin servicing the related party debt and stock payments.
     Exchange rate changes with respect to the Chilean peso contributed $22,909 to cash flows in the quarter ended 2004, as compared to $0 in the quarter ended 2003. Net changes in cash and cash equivalents were $(54,737) and $(425,849), respectively, during these periods.

Results of Operation
--------------------

     During the quarter ended January 31, 2004, we had a net loss of $241,435, or $0.04 per share, versus a net loss of $84,558, or $0.01 per share, for the quarter ended January 31, 2003. This first quarter 2004 loss was the result of our operations in the U.S. and Chile of $66,115 and $175,320, respectively.

     Total operating revenues for the quarter ended January 31, 2004, was $2,635,838, an increase of approximately 3.8% from our 2003 results of $2,538,668. Revenue from air cargo operations of $1,636,472 were down by $1,178,475, or approximately 42%, from our revenue from U.S. cargo operations of $2,814,947 for the January 31, 2003 quarter. Income from public services of $227,888 was also down by $53,037, or 19%, from revenues of $280,925 in the first quarter of 2003. This reduction is primarily the result of the completion of billable projects for aircraft previously leased. These reductions to revenue were offset by leasing and charter revenues of $677,856 in the first quarter of 2004, as compared to $78,312 in the first quarter of 2003, resulting from leasing contracts assumed with the purchase of aircraft during the past six months. Revenues from our Chilean operation were increased from $33,318 in the first quarter of 2003 to $93,622 in the first quarter of 2004.

     The overall increase to operating revenues of $97,170 is a result of a change in our earnings mix from providing cargo and public services to the addition of aircraft leasing in the U.S. operation and our Chile operation's shift to passenger services. We hope to continue this shift moving forward and although we can not predict the outcome, we are hopeful that our efforts will result in improved future earnings.

     Our direct costs from operations were $2,184,563 in the quarterly period ended January 31, 2004, which was not materially different from our direct costs of $2,180,061 in the year-ago period. This is due principally to the change in our costing mix, moving away from leasing expenses totaling $862,155 during the first quarter of 2003 and to the recognition of depreciation expenses of $310,654 during the first quarter of 2004. While the cost of repairs for these now owned aircraft is our responsibility, this shift to expensing major repairs internally from paying leasing contracts and them billing them out to the lessor resulted in an operations cost increase of only $9,030 for the first quarter of 2004. While we recognize this shift may result in larger operating costs increases in the future, the offsetting reduction in lease expenses is expected to cover many of the additional depreciation and repair costs. Regular maintenance costs on aircraft currently out on lease contract are the responsibility of the lessee, further offsetting future maintenance costs. While leased aircraft requiring overhaul or major component repair remain our financial responsibility, engine reserve fees have been factored into our leasing revenue structure to mitigate these expected future costs.

     Operating expenses increased from $513,461 during the quarter ended January 31, 2003, to $708,723 during the quarter ended January 31, 2004. Depreciation increased somewhat, from $41,005 to $50,389. In addition, general and administrative expenses increased by $185,878, or approximately 39%. Operating expenses from the Chile segment rose by 91.5% to $260,843, due primarily to continued investments being made to secure and maintain its operations. The U.S. operations expenses rose by $87,470 due largely to legal costs of $131,870 during the first quarter of 2004, as compared to $16,725 in the first quarter of 2003, as a result of pending litigation. Other professional costs including outside auditing fees also increased during the 2004 first quarter to $167,770 as compared with $135,752 incurred during the first quarter of 2003. These additional costs are due to our decision to have both the 2002 and 2003 years audited by our current auditing firm. Other operations expenses were down from the same quarter last year, resulting in a net increase of $37,470.

     During the quarter ended January 31, 2004, other income (expense) changed from a $104,126 gain in 2003 to a $(123,476) loss in 2004. Interest income decreased by $45,926 as a result of the satisfaction of the note receivable from Mallette Family, LLC, stemming from the aircraft purchase in July, 2003. Interest expense was $159,936 for the quarter ended January 31, 2004, as compared to $0 in the year-ago period as a result of the debt assumed through the purchase of aircraft on July 31, 2003, and December 15, 2003. Due to the U.S. dollar's decline against the Chilean peso, we had a loss of $1,552 on foreign currency translation; we did not have any currency translation in 2003, because we had not yet started our Chilean operations.

     Safe Harbor Statement.
     ----------------------

     Statements made in this Form 10-KSB which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) our ability to retain existing commercial relationships and to obtain additional profitable sources of revenue, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets, "hopeful" or similar expressions.

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

Item 2.   Changes in Securities.

     On November 5, 2003, we issued 22,000 "unregistered" and "restricted" shares of our common stock to the Gallatin Group in consideration of services rendered valued at $42,977.

Item 3.   Defaults Upon Senior Securities.

     None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None; not applicable.

Item 5.   Other Information.

     On July 31, 2003, Alpine Aviation entered into an Agreement for Sale and Purchase of certain aircraft, under which it agreed to purchase the aircraft from Mallette Family, L.L.C. This Agreement was disclosed in a Current Report on Form 8-K, dated July 31, 2003, which was filed with the Securities and Exchange Commission on August 15, 2003. Following the execution of the Agreement, the parties discovered that Alpine Air's credit for lease deposits that it had made had been underestimated by $500. Effective as of the date of the Agreement, the parties executed an Addendum Agreement for Sale and Purchase of Aircraft that corrected these errors. On February 20, 2004, which is subsequent to the period covered by this Report, we filed a Current Report on Form 8-K to disclose the Addendum. See Part II, Item 6 of this Report.

     On July 31, 2003, through Alpine Aviation, we executed an Agreement for Sale and Purchase of Aircraft (the "CLB Agreement") with CLB Corporation, by which we agreed to purchase certain Beechcraft Model 99 aircraft from CLB. On December 15, 2003, the parties executed an Addendum to the CLB Agreement. The Addendum provided for a December 15, 2003, closing date of the transaction. The Addendum also reflected the difference in the debt being assumed by Alpine Aviation from July 31, 2003, to the amount being assumed at the date of the Addendum. On December 31, 2003, we filed a Current Report on Form 8-K to disclose the Addendum. See Part II, Item 6 of this Report.

Item 6.   Exhibits and Reports on Form 8-K.

     (a) Exhibits.

      Exhibit No.          Description
      -----------          -----------

         31.1              302 Certification of Eugene R. Mallette

         31.2              302 Certification of Leslie Hill

         32                906 Certification

     (b) Reports on Form 8-K.*

         Current Report on Form 8-K, dated July 31, 2003, which was filed with the Securities and Exchange Commission on August 15, 2003 and amended on February 20, 2004.

         Current Report on Form 8-K, dated December 15, 2003, which was filed with the Securities and Exchange Commission on December 31, 2003.

         * These documents and related exhibits have previously been filed with the Securities and Exchange Commission and are incorporated herein by this reference.

                                SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ALPINE AIR EXPRESS, INC.


Date: 3-16-04                                /s/ Eugene R. Mallette
      --------                              -----------------------
                                            Eugene R. Mallette, Chief
                                            Executive Officer and Director


Date: 3-16-04                                /s/ Leslie Hill
      --------                              ----------------
                                            Leslie Hill, Chief Financial
                                            Officer


Date: 3-16-04                                /s/ Max A. Hansen
      --------                              ------------------
                                            Max A. Hansen, Secretary/Treasurer
                                            and Director


Date: 3-16-04                                /s/ Joseph O. Etchart
      --------                              ----------------------
                                            Joseph O. Etchart, Director


Date: 3-16-04                                /s/ Kenneth D. Holliday
      --------                              ------------------------
                                            Kenneth D. Holliday, Director


Date: 3-16-04                                /s/ David R. Bruck
      --------                              -------------------
                                            David R. Bruck, Director