Form 10KSB/A
period 2003-10-31
ALPINE AIR EXPRESS INC/DE
filed 2004-03-19
CIK 1092807

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB-A2
(Mark One)

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

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No
[X]

                                PART III

     ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Code of Conduct.
----------------

     We have adopted a Code of Conduct for our executive officers and have attached a copy as Exhibit 14 to this Annual Report. See the Exhibit Index,
Item 13 of this Report.

             ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (b) Exhibits.

Exhibit
Number               Description
------               -----------

14                   Code of Conduct

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Alpine Air Express, Inc.


Date: 3-18-04                     By: /s/ Eugene Mallette
     ---------                       --------------------
                                     Eugene Mallette, Chief Executive Officer
                                     and Director


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: 3-18-04                         /s/ Eugene Mallette
     ---------                       --------------------
                                     Eugene Mallette, Chief Executive Officer
                                     and Director


Date: 3-18-04                         /s/ Leslie Hill
     ---------                       ----------------
                                     Leslie Hill, Chief Financial Officer


Date: 3-18-04                         /s/ Max A. Hansen
     ---------                       ------------------
                                     Max A. Hansen, Secretary/Treasurer and
                                     Director


Date: 3-18-04                         /s/ Joseph O. Etchart
     ---------                       ----------------------
                                     Joseph O. Etchart, Director


Date: 3-18-04                         /s/ Kenneth D. Holliday
     ---------                       ------------------------
                                     Kenneth D. Holliday, Director


Date: 3-18-04                         /s/ David R. Bruck
     ---------                       -------------------
                                     David R. Bruck, Director