Form 10QSB
period 2004-04-30
ALPINE AIR EXPRESS INC/DE
filed 2004-06-16
CIK 1092807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                                FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended April 30, 2004

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

                              June 9, 2004

                           11,122,000 shares
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

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          APRIL 30, 2004

      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                             CONTENTS




                                                                  PAGE


          Unaudited Condensed Consolidated Balance Sheets at      2-3
                April 30, 2004 and October 31, 2003

          Unaudited Condensed Consolidated Statements of
               Operations for the Three and Six months
               ended April 30, 2004 and 2003                      4-5

          Unaudited Condensed Consolidated Statements of
               Comprehensive Income for the Three and Six months
               ended April 30, 2004 and 2003                        6

          Unaudited Condensed Consolidated Statements of
               Cash Flows, for the Six months ended April 30, 2004
               and 2003                                           7-8

          Notes to Unaudited Condensed Consolidated Financial
               Statements                                        9-29

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

         UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                              ASSETS

                                                      April 30,   October 31,
                                                        2004         2003
                                                     ___________  ___________
CURRENT ASSETS:
     Cash and cash equivalents                       $   485,268  $   126,476
     Marketable securities                               198,421      193,431
     Trade accounts receivable, net                      833,586      489,537
     Trade accounts receivable, net - related entity     623,443      388,780
     Inventories                                         945,609      829,742
     Prepaid expenses                                    253,545      253,284
     Income taxes receivable                           1,166,757    1,050,460
     Deferred tax asset, current                         143,089       60,323
                                                     ___________  ___________
        Total Current Assets                           4,649,718    3,392,033

PROPERTY AND EQUIPMENT, net                           12,682,787   10,545,093

AIRCRAFT ON OPERATING LEASE- RELATED PARTY, net        6,227,220    6,275,327

OTHER ASSETS                                             182,000          500

DEFERRED ASSETS, long-term                             1,293,238            -
                                                     ___________  ___________
                                                     $25,034,963  $20,212,953
                                ___________  ________-----------  -----------

                            [Continued]

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

          UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                            [Continued]

                LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       April 30,   October 31,
                                                         2004         2003
                                                     ___________  ___________
CURRENT LIABILITIES:
  Bank overdraft                                     $    64,422  $    12,324
  Trade accounts payable                               1,610,681      716,726
  Accounts payable related party                          33,598      652,991
  Accrued liabilities                                    144,714      176,679
  Contingent liabilities                                  25,000      134,500
  Refundable deposits                                    108,614      156,342
  Current portion of notes payable                     1,240,081    1,399,536
  Current portion of notes payable - related party             -       97,962
                                                     ___________  ___________
  Total Current Liabilities                            3,227,110    3,347,060

DEFERRED INCOME TAXES                                          -      664,785

DEFERRED GAIN ON SALE OF ASSETS                          355,716            -

NOTES PAYABLE, net of current portion                  5,842,084    6,592,477

NOTES PAYABLE - RELATED PARTY, net of current portion  1,957,303    1,163,288

DIVIDENDS PAYABLE                                        221,910            -

COMMITMENTS AND CONTINGENCIES                                  -            -
                                                     -----------__-----------
  Total Liabilities                                   11,604,123   11,767,610
                                                     ___________  ___________
MINORITY INTEREST                                              -            -
                                                     ___________  ___________
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 1,000,000 shares
  authorized, none issued and outstanding                      -            -
  Preferred stock of subsidiary, $9.104 stated value,
  1,000,000 shares authorized, 1,000,000 issued and
  outstanding                                          9,104,000            -
  Discount on preferred stock of subsidiary           (3,321,855)           -
  Common stock, $.001 par value, 20,000,000 shares
  authorized, 11,022,000 and 11,000,000 shares issued
  and outstanding, respectively                           11,022       11,000
  Additional paid-in capital                           1,633,033    1,590,078
  Accumulated other comprehensive income (loss)          113,565      113,032
  Retained earnings                                    5,891,075    6,731,233
                                                     ___________  ___________
       Total Stockholders' Equity                     13,430,840    8,445,343
                                                     ___________  ___________
                                                     $25,034,963  $20,212,953
                                                     -----------  -----------


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                     Three Months Ended  Six Months Ended
                                           April 30,         April 30,
                                      2004        2003    2004      2003
                                   __________ __________ __________ __________
OPERATING REVENUE:
  Operations                     $1,410,957  $2,080,652 $3,818,907 $4,338,395
  Public services                 1,406,734   1,198,184  1,634,622  1,479,109
                                 __________  __________ __________  _________
  Total Operating Revenues        2,817,691   3,278,836  5,453,529  5,817,504
                                 __________  __________ __________  _________
DIRECT COSTS:
  Operations                        993,416   1,801,824  3,013,940  3,813,318
  Public services                 1,429,980     907,341  1,594,019  1,075,908
                                 __________  __________ __________  _________
  Total Direct Costs              2,423,396   2,709,165  4,607,959  4,889,226
                                 __________  __________ __________  _________
  Gross Profit                      394,295     569,671    845,570    928,278
                                 __________  __________ __________  _________
OPERATING EXPENSES:
  General and administrative        166,565     436,322    824,899    908,777
  Depreciation                       25,107      43,981     75,496     84,986
                                 __________  __________ __________  _________
  Total Operating Expenses          191,672     480,303    900,395    993,763
                                 __________  __________ __________  _________
Operating income (loss)             202,623      89,368    (54,825)   (66,485)
                                 __________  __________ __________  _________
OTHER INCOME (EXPENSES):
  Interest income                       635      47,538      1,532     94,361
  Interest expense                 (103,971)          -   (263,907)         -
  Gain (loss) on disposal of
   assets                                 -           -      1,639          -
  Gain (loss) on sale of
   securities, net                        -      (2,318)         -     55,141
  Gain (loss) on foreign currency
   translation                        6,541           -      4,989          -
  Other income (expense)            (35,476)     (5,576)         -     (5,731)
                                 __________  __________ __________  _________
  Total Other Income (Expenses)    (132,271)     39,644   (255,747)   143,771
                                 __________  __________ __________  _________
Income (loss) before taxes and
minority interest                    70,352     129,012   (310,572)    78,286

  Current income tax expense
  (benefit)                               -     198,812   (116,297)   242,698
  Deferred income tax expense
  (benefit)                           6,179     (29,710)   154,633    (39,766)
                                 __________  __________ __________  _________
Income (loss) before minority
interest                             64,173     (40,090)  (348,908)  (124,646)
  Minority interest in net loss
  of subsidiary                           -           -          -          -
                                 __________  __________ __________  _________
NET INCOME (LOSS)                $   64,173  $  (40,090)$ (348,908) $(124,646)
                                 __________  __________ __________  _________


                           [Continued]

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                            [Continued]

                                     Three Months Ended  Six Months Ended
                                           April 30,         April 30,
                                      2004        2003    2004      2003
                                   __________ __________ __________ __________
NET INCOME (LOSS)                 $    64,173 $  (40,090)$ (348,908)$(124,646)
                                   __________ __________  _________ _________

DIVIDENDS:
  Dividends declared and
  amortization of preferred stock
  analogous to a preferred
  stock dividend.                    (327,500)         -   (491,250)        -
                                   __________ __________  _________ _________
NET (LOSS) AVAILABLE TO
COMMON SHAREHOLDERS               $  (263,327)$ (40,090) $ (840,158)$(124,646)
                                   __________ __________  _________ _________
NET (LOSS) PER COMMON SHARE:
  Basic                           $    (0.02)$    (0.00)$     (0.08)$   (0.01)
  Diluted                                N/A        N/A         N/A       N/A

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES


         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

                       COMPREHENSIVE INCOME

                                     Three Months Ended  Six Months Ended
                                           April 30,         April 30,
                                      2004        2003    2004      2003
                                   __________ __________ __________ __________
NET INCOME (LOSS)                 $    64,173 $  (40,090)$ (348,908)$(124,646)
                                   __________  _________  _________ _________

OTHER COMPREHENSIVE INCOME / (LOSS):
  Unrealized gain (loss) on
  available for sale securities        (1,091)   (18,728)     3,096   (72,421)
  Foreign currency translation gain
  (loss)                              (43,061)     7,698     (2,563)  (17,069)
                                   __________  _________  _________ _________
COMPREHENSIVE INCOME (LOSS)        $   20,021  $ (51,120) $(348,375)$(214,136)
                                   __________  _________  _________ _________

The accompanying notes are an integral part of these financial statements.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

         Increase (Decrease) in Cash and Cash Equivalents

                                                       Six Months Ended
                                                          April 30,
                                                     2004             2003
                                                   ____________  ___________
Cash flows from operating activities:
Net income (loss)                                  $   (348,908) $  (124,646)
                                                   ____________  ___________
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities
    Gain on settlement of debt                             (820)           -
    Realized gain on marketable securities                    -      (55,141)
    Deferred tax expense (benefit)                      154,633      (39,766)
    Depreciation and amortization                       734,687       84,986
    Provisions for bad debt                             236,996       24,570
    Changes in operating assets and liabilities
       Trade accounts receivable                       (192,265)     (52,738)
       Accounts receivable - related parties           (623,443)    (458,898)
       Inventories                                     (115,868)     (60,704)
       Income taxes receivable                         (116,297)           -
       Prepaid expenses                                     241       55,619
       Aircraft deposits                               (100,000)    (199,000)
       Accrued interest on loan to officer and
       related parties                                        -      (92,192)
       Trade accounts payable                           936,931     (106,388)
       Accounts payable - related parties                47,722     (117,735)
       Accrued expenses                                 (31,965)      11,440
       Contingent liabilities                           (22,000)           -
       Refundable deposits                              (47,728)     (12,248)
       Income taxes payable                                   -      242,698
                                                   ____________  ___________
            Net cash provided by (used in)
            operating activities                        511,916     (900,143)
                                                   ____________  ___________
Cash flows from investing activities:
  Proceeds from sale of marketable securities      $          -  $   552,010
  Increase in restricted time deposit                   (82,000)           -
  Proceeds from sale of property and equipment          650,000            -
  Purchase of property, and equipment                   (27,492)      (7,541)
                                                   ____________  ___________
             Net cash provided by (used in)
             investing activities                       540,508      544,469
                                                   ____________  ___________


                           [Continued]

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           [CONTINUED]

                                                       Six Months Ended
                                                          April 30,
                                                     2004             2003
                                                   ____________  ___________
Cash flows from financing activities:
  Increase in bank overdraft                        $    52,098  $         -
  Payments on notes payable                          (1,275,385)           -
  Payments on notes payable - R/P                       (57,081)           -
  Proceeds from notes payable                           589,295            -
                                                   ____________  ___________
             Net cash provided by (used in)
             financing activities                      (691,073)           -
                                                   ____________  ___________
Effect of exchange rate changes on cash                  (2,559)     (21,221)
                                                   ____________  ___________
Net change in cash and cash equivalents                 358,792     (376,895)
Beginning cash and cash equivalents                     126,476      494,517
                                                   ____________  ___________
Ending cash and cash equivalents                   $    485,268  $   117,622
                                                   ____________  ___________
Supplemental disclosures of cash flow information
Cash paid during the period for
  Interest                                         $    202,696  $         -
  Income taxes                                     $          -  $    12,915

Non-cash investing and financing activities:

For the six months ended April 30, 2004:
  The Company had a net unrealized gains on marketable securities of $4,990. As a result, the deferred tax asset/liability was changed by $1,894 and accumulated comprehensive loss was increased by $3,096.

  The Company issued preferred stock issued valued at $9,104,000 for aircraft with a carryover basis of $4,111,485 and assumed non-related debt of $709,981 and $86,019 of related party debt. The preferred stock had a discount of $3,591,195, net of tax effect of $2,197,320, which will be amortized over a 5 year period.

  The Company reclassed $172,498, net, of aircraft on operating lease in property, plant and equipment.

  The Company settled contingent liability debt of $87,500 with equipment.

  The Company deferred $355,716 of gain related to sale of aircraft which will be amortized over a 5 year period against lease expense.
  The Company had dividend expense of $491,250 which is comprised of $221,910 in dividends payable and $269,340 of amortized discount on preferred stock analogous to a preferred stock dividend.

  The Company returned an aircraft to the debtor which had a book value of $932,918 for debt relief of $933,738 which resulted in a gain on settlement of debt for $820.

  The Company issued 22,000 shares of common stock for debt relief of $42,977.

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

Basis of presentation - The accompanying unaudited condensed consolidated financial statements of Alpine Air Express Inc. and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America ("USGAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and footnote disclosures required by USGAAP for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended October 31, 2003 included in the Company's Form 10-KSB. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of April 30, 2004, its consolidated results of operations for the three and six months ended April 30, 2004 and 2004 and its consolidated cash flows for the six months ended April 30, 2004 and 2003. The results of operations for the three and six months ended April 30, 2004 and 2003, may not be indicative of the results that may be expected for the year ending October 31, 2004.

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

Principles of consolidation - The unaudited condensed consolidated financial statements include the accounts and operations of Alpine Air Express, Inc., its wholly-owned subsidiary Alpine Aviation, Inc. and Alpine Air Chile S.A., which is a 85% percent owned by the Company as of April 30, 2004 and 2003 (together referred to as the Company). Further, the net loss for Alpine Air Chile, S.A. for the years ended April 30, 2004 and 2003 applicable to the 15% non-controlling interest were not allocated to the non-controlling interests as there is no obligation of the non-controlling interests to share in such losses. All material inter-company transactions and accounts have been eliminated in the consolidation.

Cash and cash equivalents - The Company considers demand deposits at banks and money market funds at other financial institutions with an original maturity of three months or less to be cash equivalents.

At April 30, 2004, the Company had an $80,000 restricted cash time deposit which is held as collateral for debt of a third party. (See Note 6)

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

Income (Loss) per common share - The Company follows the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128). SFAS No. 128 requires the presentation of basic and diluted earning per share. Basic earnings per share are calculated by dividing income (loss) available to common shareholders by the weighted- average number of common shares outstanding during each period. Diluted earnings per share are similarly calculated, except that the weighted-average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential. Potential common shares having an anti-dilutive effect on periods presented are not included in the computation of dilutive earning per share.

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

Segment reporting - Statement of Financial Accounting Standards No. 131 (SFAS
131) "Disclosures about Segments of an Enterprise and Related Information", requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. The Company's operations involve a single industry segment as an air cargo operator, transporting mail, packages and other time-sensitive cargo and passengers but consist of two geographical segments.

Certain reclassifications - Certain immaterial reclassifications have been made to the 2003 financial statements to conform with the 2004 presentation.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No, 149, and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Stock Based Compensation   The Company accounts for its stock based
compensation in accordance with Statement of Financial Accounting Standard ("SFAS") No. 123 "Accounting for Stock-Based Compensation." This statement establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation. However, companies are permitted to continue applying previous accounting standards in the determination of net income with disclosure in the notes to the financial statements of the differences between previous accounting measurements and those formulated by the new accounting standard. The Company has adopted the disclosure only provisions of SFAS No. 123, and accordingly, the Company has elected to determine net income using previous accounting standards. Equity instruments issued to non-employees are valued based on the fair value of the services received or the fair value of the equity instruments given up which ever is more reliably measurable.

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

                                 For the Three Months  For the Six Months
                                      Ended April 30,  Ended April 30,
                               ______________________  ______________________
                                  2004        2003        2004        2003
                               ______________________  ______________________
Net Income (loss) available
to common shareholders
    As reported                $(263,327) $   (40,090)$  (840,158)  $(124,646)
    Proforma                   $(263,327) $  (120,872)$  (840,158)  $(286,211)

Basic earnings (loss) per share
    As reported                $   (0.02) $      (.00)$     (0.08)  $    (.01)
    Proforma                   $   (0.02) $      (.01)$     (0.08)  $    (.02)
Diluted earnings per share
    As reported                $     N/A  $       N/A $       N/A   $     N/A
    Proforma                   $     N/A  $       N/A $       N/A   $     N/A

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - MARKETABLE SECURITIES

The amortized cost, net unrealized gains and losses, and estimated fair value of available-for-sale securities by major security type were as follows:


                            Amortized  Unrealized     Unrealized    Estimated
                               cost       gain          (loss)     Fair Value
                            _________  __________     __________   __________
April 30, 2004
Available-for-sale securities:
   Corporate equity         $ 233,854  $    9,446     $  (44,879)  $  198,421
                             ________  __________     __________   __________
October 31, 2003
Available-for-sale securities:
   Corporate equity         $ 233,854  $   10,777     $  (51,200)  $  193,431
                             ________  __________     __________   __________

NOTE 3 - TRADE ACCOUNTS RECEIVABLE

  Trade accounts receivable consist of the following at:

                                            April 30,  October 31,
                                              2004        2003
                                            _________   _________
Trade accounts receivable                   1,120,579    $539,537
Less allowance for doubtful accounts         (286,993)   (50,000)
                                            _________   _________
                                              833,586     489,537
                                            _________   _________

Trade accounts receivable   related party   $ 623,443   $ 388,780
                                            _________   _________

Bad debt (recovery) expense for the six months ended April 30, 2004 and 2003 was $(3,625) and $0, respectively.

Bad debt (recovery) expense for the three months ended April 30, 2004 and 2003 was $0 and $0, respectively.

NOTE 4 - PREPAID EXPENSES

  Prepaid expenses consist of the following at:

                                            April 30,  October 31,
                                               2004       2003
                                            _________   _________
   Prepaid expenses and credits             $  78,672   $  73,312
   Prepaid other taxes                        174,873     179,972
                                            _________   _________
                                            $ 253,545   $ 253,284
                                            _________   _________

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INVENTORIES

                                            April 30,  October 31,
                                              2004        2003
                                            _________   _________
   Aircraft parts                           $ 919,439   $ 829,742
   Fuel                                        26,170           -
                                            _________   _________
                                            $ 945,609   $ 829,742
                                            _________   _________

The Company has not established an allowance for obsolete inventory.

NOTE 6   PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

                                                    April 30,  October 31,
                              Estimated life           2004       2003
                                 In years          ___________ __________
Building and improvements          3 - 10          $ 1,268,013 $1,264,801
Spare aircraft engines                 10              342,500    430,000
Aircraft                               15           11,717,244  8,965,787
Equipment                          3 to 5              104,726    153,423
Furniture and fixtures                 10              197,245    185,666
Vehicles                            5 - 7              136,794    154,518
                                                   ___________  _________

                                                    13,766,522 11,154,195
Less: Accumulated depreciation
  and amortization                                  (1,083,735)  (609,102)
                                                   ___________  __________

                                                   $12,682,787 $10,545,093
                                                   ___________  __________


Depreciation expense amounted to $153,039 and $43,981 for the three months ended April 30, 2004 and 2003, and $514,082 and $84,986 for the six months ended April 30, 2004 and 2003 respectively.

All of the Company's aircraft are held as collateral on various notes payable and related party notes payable at April 30, 2004.

Aircraft Return to Note Holder - On December 9, 2003, the Company returned an aircraft with a carrying value of $932,918 to the secured creditor for repayment of the $933,738 underlying note payable. During the six months ended April 30, 2004, the Company recognized an $820 gain on settlement of the underlying debt.

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

Aircraft Purchase related party - In December 2003, the Company acquired 16 aircraft from CLB Corporation, a related entity through common control, for $9,900,000. The consideration paid included $9,104,000 in preferred stock of the Company's subsidiary Alpine Aviation, Inc. and the assumption of the underlying debt on the aircraft totaling $709,981. The remaining $86,019 is recorded as a payable to CLB. As the aircraft were purchased from a related party they have been recorded at their carryover basis of $4,111,485. A discount on preferred stock in the amount of $3,591,195, net of tax effect of $2,197,320, has been recorded and is being amortized as dividends over a five year period. The preferred stock provides for monthly dividends at an annual rate of 6.5%, and is not convertible. The Company can redeem the subsidiary's preferred stock any time and CLB can call for redemption of the subsidiary's preferred stock any time after December 31, 2008.

Sale/Leaseback - In April 2004, the Company entered into a sale/leaseback agreement with a third party, wherein, the Company sold an aircraft for $650,000 and entered into an operating lease. (See Note 8) The Company has recorded a deferred gain of $355,716 which will be amortized over the life of the lease as an offset to lease expense. The Company's major shareholder/officer has personally guaranteed the loan of the third party for
the purchase of the aircraft.   In addition, $80,000 of the proceeds from this
sale are invested in a time deposit as collateral on the loan by the third party. These funds are recorded as restricted time deposit on the Company's records.

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7   AIRCRAFT ON OPERATING LEASE

With the purchase of the aircraft from Mallette Family, LLC the Company assumed the underlying operating leases. At April 30, 2004 the company was leasing six of the aircraft to Sundance Air, Inc (a Colorado corporation doing business in Puerto Rico and Colorado). Sundance Air, Inc. is owned 30% by Mr. Mallette, an officer and majority shareholder of the Company. The leases call for monthly payments of $20,800 plus engine reserves of $150 per flight hour through November 12, 2007. The leases further grant Sundance Air, Inc. the option to purchase the aircraft for $5,725,000 less 10% of the timely paid lease payment and 25% of all timely paid net engine reserve payments which was approximately $5,678,709 at October 31, 2003. The option shall continue during the term of the leases as long as Sundance Air, Inc. is in full compliance with the lease terms. Sundance Air, Inc. is responsible for the routine maintenance and for providing insurance on the aircraft while the Company is responsible for engine overhauls and major component replacements.

At April 30, 2004, Sundance Air, Inc. was leasing an additional aircraft on similar terms as their other leases. The leases call for monthly payments of $12,500 plus engine reserves of $75 per flight hour.

Property on operating lease to Sundance Air, Inc. consists of the following:

                                                      April 30, October 31,
                                                         2004      2003
                                                _____________  _____________
                Aircraft                        $   6,554,186  $   6,381,688
                Less accumulated depreciation        (326,966)      (106,361)
                                                _____________  _____________
                                                $   6,227,220  $   6,275,327
                                                _____________  _____________

Depreciation expense for the three month periods ended April 30, 2004 and 2003 was $220,605 and $0, and $332,418 and $0 for the six month periods ended April 30, 2004 and 2003 respectively and was included in cost of good sold.

Minimum future rentals to be received on the non-cancelable lease as of April 30, 2004 for each of the next five years and in the aggregate are as follows:


     2005                             $          1,385,500
     2006                                        1,398,000
     2007                                        1,398,000
     2008                                        1,168,125
                                               ___________
     Total Minimum Lease Payments     $          5,349,625
                                               ___________

At April 30, 2004, the Company holds deposits of $95,700 on the leased aircraft.

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - OPERATING LEASES

Buildings - On March 20, 2001, the Company entered into a 30-year lease agreement with two five-year extension options for real property at the Provo, Utah Airport. The Company also leases a hanger in Billings, Montana at the Logan International Airport at a lease rate of $16,852 per year or $1,404 per month the lease is for a term of five years ending October 31, 2007. These operating lease agreement contains scheduled rent escalation clauses based on changes in the consumer price index that are being amortized over the term of the lease using the straight-line method.

Future minimum lease payments for the periods ending April 30, are as follows:


          2005                           $           29,674
          2006                                       29,674
          2007                                       29,674
          2008                                       25,462
          2009                                       12,791
          Thereafter                                283,588
                                                 __________
                                         $          410,863
                                                 __________

Aircraft   Related Party - The Company previously leased aircraft from
Mallette Family LLC and CLB on a month-to-month basis. The aircraft lease agreement required the Company to pay a refundable deposit equal to one month's base rent at inception of the lease. The Company then paid a monthly base rent and a contingent rent based on the number of flight hours for each aircraft. The Company was responsible for all costs associated with normal maintenance and aircraft insurance. The lessor reimbursed all major repairs and replacements of engines and their components. On July 31, 2003, the Company purchased 16 of the leased aircraft for $17,330,569 from Mallette Family LLC and during December, 2003 the Company purchased an additional 16 aircraft from CLB. The total security deposits which equaled two month's rent per aircraft or $510,500 were applied against the purchase of aircraft from Mallette Family. LLC. In addition, the lessor gave the Company a one-month rent holiday for January 2003 which has been amortized through the date of purchase for the aircraft leased from Mallette Family LLC and through October 31, 2003 for the aircraft leased from CLB.

Rental expense for all aircraft leases is as follows:

                                 Three Months Ended   Six Months Ended
                                      April 30,           April 30,
                                     2004     2003    2004     2003
                                  _______  _______   _______     __________
     Minimum rentals             $      - $554,000  $137,000     $1,251,000
     Contingent rentals                 -   96,300    23,635        280,055
                                  _______  _______   _______      _________
                                 $      - $650,900  $160,635     $1,531,055
                                 ________ ________  ________     __________

Aircraft   In April, 2004, the Company entered into a sale/leaseback
agreement. (See Note 6) The Company has agreed to lease the aircraft for $11,000 per month for sixty months with an engine reserve of $75 per flight hour.
Future minimum lease payments for the periods ending April 30, are as follows:

            2005                           $          132,000
            2006                                      132,000
            2007                                      132,000
            2008                                      132,000
            2009                                      132,000
                                                   __________
                                           $          660,000
                                                   __________

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - RELATED PARTY TRANSACTIONS

Leased Aircraft - During the three and six months ended April 30, 2004 and 2003, the Company leased aircraft from CLB Corporation (CLB) and Mallette Family, LLC, which are controlled by an officer and significant stockholder of the Company. The lease payments vary depending on the type of aircraft and are due on a month-to-month basis. The Company owed lease payments of $0 and $652,591 to these related parties at April 30, 2004 and October 31, 2003, respectively. Total lease expenses to related parties are as follows for the three and six months ended April 30:

                                  Three Months Ended Six Months Ended
                                       April 30,         April 30,
                                    2004     2003       2004    2003
                                 ______________________________________
    CLB Corporation              $     -   $365,175 $160,635 $  869,740
    Mallette Family, LLC               -    285,715        -    661,315
                                 _______   ________ ________ __________
                                 $     -   $650,900 $160,635 $1,531,055
                                 _______   ________ ________ __________

The Company performed maintenance and certain qualified repairs on these leased aircraft per the terms of the lease agreements. The Company charges CLB and Mallette Family, LLC cost plus ten percent markup on all parts and a fixed rate of $55 per hour for labor. Total related party sales and cost of sales related to aircraft maintenance are as follows for the three and six months ended April 30:

                                       Three Months Ended Six Months Ended
                                            April 30,         April 30,
                                         2004    2003      2004     2003
                                       ______________________________________
   Total related party sales           $    - $1,034,523 $ 118,129 $1,163,836
   Total related party cost of sales        -   (830,604) (104,039)  (943,432)
                                       ______ __________ _________ __________
   Gross margin on related party
     transactions                      $    - $  203,919 $  14,090 $  220,404
                                       ______ __________ _________ __________

At April 30, 2004 and October 31, 2003, the Company had a receivable of $0 and $128,741, respectively, related to these repairs, reported under accounts receivable-related parties on the balance sheet.

Personal Guarantee   The Company's major shareholder/officer has personally
guaranteed a loan obtained by a third party in which the proceeds of the loan were used to enter into a sale/leaseback agreement with the Company. (See
Note 6)

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - RELATED PARTY TRANSACTIONS [Continued]

Aircraft Purchase - In December 2003, the Company acquired 16 aircraft from CLB Corporation for $9,900,000. The consideration paid included $9,104,000 in preferred stock of the Company's subsidiary Alpine Aviation, Inc. and the assumption of the underlying debt on the aircraft totaling $709,981. The remaining $86,019 is recorded as a payable to CLB. As the aircraft were purchased from a related party they have been recorded at their carryover basis of $4,111,485. A discount on preferred stock in the amount of $3,591,195, net of tax effect of $2,197,320, has been recorded and is being amortized as dividends over a five year period. The preferred stock provides for monthly dividends at an annual rate of 6.5%, and is not convertible. The Company can redeem the subsidiary's preferred stock any time and CLB can call for redemption of the subsidiary's preferred stock any time after December 31, 2008.

Related Party Charter Flights and Aircraft Leasing The Company leases aircraft to Sundance Air, Inc. which is 30% owned by an Officer and majority shareholder of the company. At April 30, 2004, the Company had a receivable of $397,186 and carried lease deposits of $104,000. During the three and six months ended April 30, 2004 the Company, recorded leasing revenues of $553,760 and charter service revenues of $124,096. The Company further recorded payments of $102,150 which the Mallette Family, LLC collected from Sundance Air, Inc. on behalf of the Company during this period. These amounts were offset against the outstanding related party note payable.

Note Payable   Related Party-  In connection with the amended purchase of the aircraft the Company issued a note to Mallette Family, LLC in the amount of $1,476,381. The note payable dated July 31, 2003, bears interest rate of 6.5% and called for payments of $33,624 due for 14 monthly installments with the balance due November 1, 2004. Through October 31, 2003, Mallette Family, LLC collected $282,456 from Sundance Air, Inc. on behalf of the Company and recorded principle and interest payments of $259,197 and $23,259, respectively, against the note. Mallette Family LLC further made note payments of $43,312, net of interest of $754, on behalf of the Company during
the period ended October 31, 2003.   During the three and six months ended
April 30, 2004, Mallette Family, LLC. collected $102,150 from Sundance Air, Inc. on behalf of the Company and recorded principle and interest payments of $97,962 and $4,188, respectively. Mallette Family, LLC has agreed to forestay future payment until required by the note's balloon payment which was due November 1, 2004 but has been extended for a period of at least year from April 30, 2004 by the note holder.

In connection with the purchase of aircraft from CLB Corporation, the Company has entered into a Note Payable arrangement with CLB Corporation in the amount
of $86,019.   This note bears interest at 6.5% and is callable on or after May
1, 2005 at note holder's option.

In April 2004, the Company reclassified a balance due CLB Corporation for monthly aircraft lease charges totaling $667,115 into a demand note payable at an interest rate of 6.5% per annum. The Company has obtained a payment deferral for a period of at least one year from April 30, 2004.

The following is a summary of notes payable to related parties:

                                                April 30,       October 31,
                                                  2004            2003
                                               _____________  _____________
        Note payable   related party           $   1,957,304  $   1,261,250
        Less current portion                               -         97,962
                                               _____________  _____________
        Long-term portion                      $   1,957,304  $   1,163,288
                                               _____________  _____________

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Notes payable arose from the purchase of aircraft during July and December 2003 [See Note 7] and consisted of the following at April 30, 2004:

Note payable, assumed at July 31, 2003 with a balance of
$1,136,160, due March 28, 2007. Interest rate of Lender
Prime + 1% or 6% at October 31, 2003. Secured by 1984 Beech
1900 C, Reg #N-194GA. Personally guaranteed by an
officer/shareholder.                                        $1,018,739

Note payable, $2,750,000, assumed at July 31, 2003 with a
balance due of $2,085,407, due December 28, 2008. Interest
rate at Lender's prime rate or 4% at April 30, 2004. Secured by 1900C, Reg # N-198GA and N-172GA. Personally guaranteed by an
officer/shareholder.                                         1,926,886

Note payable, assumed at July 31, 2003 with a balance of
$3,850,000, due September 29, 2007. Interest rate of Lender
Prime or 4% at April 30, 2004.  Secured by 1900C, Reg # N-154GA,
N-1195GA, and 153GA. Personally guaranteed by an
officer/shareholder.                                         3,547,245

Note payable, issued April 12, 2004 for $598,713 due April 11,
2009.  Interest rate of  6.5%.  Secured by 2 Beech 99's, Reg #
N-955AA and N-959GH.  Personally guaranteed by an
officer/shareholder.                                           589,295
                                                             _________

                                                             7,082,165
                                                             _________

Less current portion                                        (1,240,081)
                                                             _________
Long-term portion                                           $5,842,084
                                                             _________


The estimated aggregate maturities required on long-term debt for each of the individual years at April 30, are as follows:
                     2005                    $       1,240,081
                     2006                            1,301,558
                     2007                            1,366,256
                     2008                            1,124,224
                     2009                            2,050,046
                                                    __________
                                                    $7,082,165
                                                    __________

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - RECEIVABLE FROM MINORITY INTEREST

In May 2002, the Company completed expansion of cargo air carrier operations and established an eighty-five-percent owned foreign subsidiary, Alpine Air Chile S.A. (Chile), headquartered in Santiago, Chile. There were no revenues for the fiscal year 2002, as actual flight operations of Chile did not commence until after October 31, 2002. All expenses incurred during the period ended October 31, 2002 represented startup costs required to set up operations and provide pilot training. During 2003, the Company recorded an allowance against the balance of the minority interest receivable of $24,569 due to the inability of the minority shareholders to absorb the losses. The Company, as the majority shareholder, will absorb all losses subsequent to October 31,
2002 attributable to minority shareholders.   (See Note 15)


NOTE 12   STOCKHOLDERS EQUITY

Common Stock - The Company is authorized to issue 20,000,000 shares of $.001 par value common stock. As of April 30, 2004, 11,022,000 shares are issued or outstanding.

In February 2004, the Company issued 22,000 shares of common stock to settle accounts payable of $42,977.

Preferred Stock - The Company is authorized to issue 1,000,000 shares of $.001 par value preferred stock with such rights and preferences and in such series as determined by the Board of Directors at the time of issuance. No shares are issued or outstanding as of April 30, 2004.

Preferred Stock Subsidiary   The Company's subsidiary Alpine Aviation, Inc. is
authorized to issue 1,000,000 shares of preferred stock with a stated value of $9.104. At April 30, 2004, 1,000,000 shares are issued and outstanding.

Stock option plan - In August 2001, the stockholders approved the adoption of an equity incentive plan. The plan allows the Company to issue incentive stock options (ISO's), non-statutory stock options and restricted shares to employees, directors, and consultants of the Company. Annually, commencing January 2002, the aggregate number of shares of the Company's common stock available for award under the plan shall increase by the lesser of 250,000 or seven percent of the outstanding stock less the number of shares previously authorized for the plan. As of April 30, 2004 and 2003 a total of 770,000 shares of the Company's common stock have been reserved for issuance under the plan, respectively. At April 30, 2004, 587,235 options are available for issuance under the plan. The plan terminates, and no further options may be granted after August 18, 2011.

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

A summary of the status of the options outstanding under the Company's stock option plans are presented below:

                                          April 30, 2004     October 31, 2003
                                   ________________________________________

                                     Weighted Average         Weighted Average
                              Shares  Exercise Price   Shares   Exercise Price
                               ________  _____________   _________ ___________
Outstanding at beginning of
period                          182,765      $7.60         197,052     $7.60
  Granted                             -          -               -         -
  Exercised                           -          -               -         -
  Forfeited                           -          -         (14,287)     7.50
  Expired                             -          -               -         -
                               ________  ______________  _________ ___________
Outstanding at end of Period    182,765      $7.60         182,765     $7.60
                               ________  ______________  _________ ___________

Weighted average fair value of
options granted during the year       -          -               -         -
                               ________  ______________  _________ ___________

 A summary of the status of the options outstanding under the Company's stock option plans and employment agreements at April 30, 2004 is presented below:

                    Options Outstanding               Options Exercisable
      ________________________________________________________________________
Range of           Weighted-Average Weighted Average         Weighted-Average
Exercise  Number       Remaining       Exercise       Number      Exercise
Prices   Outstanding Contractual Life   Price      Exercisable      Price
______________________________________________________________________________
$7.50-$8.25  182,765   6.00 years       $7.60        156,099        $7.60

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - INCOME (LOSS) PER COMMON SHARE

The following data show the amounts used in computing net income (loss) per common share, for the three and six months ended April 30,:

                                 Three Months Ended  Six Months Ended
                                      April 30,          April 30,
                               2004          2003      2004          2003
                              ________     ________  __________  _________
Net income (loss) available to
   common shareholders       $(263,327)    $(40,090)$  (840,158) $(124,646)
                              ________     ________  __________  _________

Weighted average number of
  common shares used in
  basic EPS                  11,009,066  11,000,000  11,018,333 11,000,000

 Dilutive effect of stock options   N/A         N/A         N/A        N/A
                               ________    ________    ________   ________
 Weighted average number of common
  shares and dilutive potential
  common stock used in diluted EPS  N/A         N/A         N/A        N/A
                               ________    ________    ________   ________


For the three and six months ended April 30, 2004, 182,765 outstanding options were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive. During December 2003 the Company issued 1,000,000 series A, 6.5% preferred shares of the Company's subsidiary Alpine Aviation, Inc. with a stated value of $9.104 per share, for the purchase of aircraft. These preferred shares have no voting rights and are not convertible into common stock.

NOTE 14 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes [SFAS No. 109]. SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At April 30, 2004 and October 31, 2003, the total of all deferred tax assets was approximately $1,436,000 and $60,000, respectively and the total of the deferred tax liabilities was approximately $0 and $665,000, respectively. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - INCOME TAXES [Continued]

The components of income tax expense (benefit) from continuing operations for the six months ended April 30, 2004 consist of the following:
                                                         2004
                                                      ___________
          Current income tax expense (benefit):
          Federal                                    $    (97,886)
          State                                           (18,411)
                                                      ___________
          Current tax expense (benefit)                  (116,297)
                                                      ___________
          Deferred tax expense (benefit) arising from:
          Excess of tax over financial accounting
          depreciation                               $    906,101
          Deferred Gain                                  (135,030)
          Allowance for bad debt                          (89,963)
          Reserve for accrued vacation                      5,298
          Tax effect of prior period adjustment                 -
          Foreign net operating loss carryforward         (17,881)
          Net operating loss carryover                   (531,773)
          Valuation allowance                              17,881
                                                      ___________
          Net deferred tax expense (benefit)         $    154,633
                                                      ___________

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the company's effective rate is as follows:
                                                                     2004
                                                                 ___________
          Computed tax at the expected statutory rate                 26.71%
          State and local income taxes, net of federal benefit         2.44%
          Change in valuation allowance                               (5.76)%
          Excess of tax over financial accounting depreciation       (35.08)%
          Other Items                                                  (.65)%
                                                                 ___________
          Income tax expense                                         (12.34)%
                                   F-25                   ___________

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - INCOME TAXES [Continued]

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset (liability) for the six months ended April 30, 2004 and at October 31, 2003:

                                                    April 30,     October 31,
                                                       2004           2003
                                                  ___________    ___________
     Allowance for bad debt                       $    108,943   $    18,980
     Unrealized gain on marketable securities           13,450        15,345
     Reserve for accrued vacation                       20,696        25,994
     Excess of tax over book accounting depreciation   706,624             -
          Capital Loss Carryforward                    146,622             -
     Foreign net operating loss carryforward           195,038             -
     Net operation loss carryforward                   531,773             -
     Alternative minimum tax credits                    54,841             -
     Valuation allowance                              (341,660)            -
                                                   ___________   ___________
          Net deferred tax assets                    1,436,327        60,319
                                                   ___________   ___________
     Capital Loss Carryforward                               -       146,622
     Foreign net operating loss carryforward                 -       177,157
     Valuation allowance                                     -      (323,779)
     Alternative minimum tax credits                         -        54,841
     Excess of tax over book accounting depreciation         -      (719,626)
                                                   ___________   ___________
          Net deferred tax (liability)                       -      (664,785)
                                                   ___________   ___________

As of April 30, 2004 Alpine Air Chile has foreign net operating loss carryforwards of approximately $1,300,000. The Company also has capital loss carryforwards of $423,296 that expire as follows: $200,023 in 2004 and $223,273 in 2005 and a net operation loss carryforward of approximately $1,401,000 that expires in 2024. A valuation allowance in the amount of approximately $342,000 was recorded at April 30, 2004, due to uncertainty of whether the company is more than likely not to generate sufficient capital gains and foreign income to utilize the benefit of these loss carryforwards before their expiration. The change in the valuation allowance for the six months ended April 30, 2004 was approximately $18,000.

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

Financial information summarized by geographic segment for the six months ended April 30, 2004 is listed below:

                                        Income (loss)   Long-
                                        before income   lived       Total
                             Revenues      taxes     assets, net   assets
                            _________    _________   __________  ___________
  United States   $         5,247,474   $ (191,365) $18,902,661  $24,954,208
  Chile                       206,055     (119,207)       7,346       80,755
                            _________    _________   __________  ___________
  Reportable
  segments total  $         5,453,529   $ (310,572) $18,910,007  $25,034,963
                            _________    _________   __________  ___________

Financial information summarized by geographic segment for the three months ended April 30, 2004 is listed below:

                                        Income (loss)   Long-
                                        before income   lived       Total
                             Revenues      taxes     assets, net   assets
                            _________    _________   __________  ___________
  United States   $         2,705,258   $   14,239  $18,902,661  $24,954,208
  Chile                       112,433       56,113        7,346       80,755
                            _________    _________   __________  ___________
  Reportable
  segments total  $         2,817,691   $   70,352  $18,910,007  $25,034,963
                            _________    _________   __________  ___________

Financial information summarized by geographic segment for the six months ended April 30, 2003 is listed below:

                                        Income (loss)   Long-
                                        before income   lived       Total
                             Revenues      taxes     assets, net   assets
                            _________    _________   __________  ___________
  United States   $         5,757,238   $  534,649  $ 1,787,693  $ 9,953,582
  Chile                        60,266     (456,363)       9,151      509,952
                            _________    _________   __________  ___________
  Reportable
  segments total  $         5,817,504   $   78,286  $ 1,796,844  $10,463,534
                            _________    _________   __________  ___________

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - SEGMENT INFORMATION [Continued]

Financial information summarized by geographic segment for the three months ended April 30, 2003 is listed below:
                                        Income (loss)   Long-
                                        before income   lived       Total
                             Revenues      taxes     assets, net   assets
                            _________    _________   __________  ___________
  United States   $         3,251,888   $  323,837  $ 1,787,693  $ 9,953,582
  Chile                        26,948     (194,825)       9,151      509,952
                            _________    _________   __________  ___________
  Reportable
  segments total  $         3,278,836   $  129,012  $ 1,796,844  $10,463,534
                            _________    _________   __________  ___________


NOTE 16 - CONCENTRATIONS

U.S. Postal Service Contracts - The Company receives the majority of its revenues from contracts with the U.S. Postal Service (USPS). For the six months ended April 30, 2004 and 2003, the revenues from contracts with the USPS represented 66% and 74% of total revenues, respectively. For the three months ended April 30, 2004 and 2003, the revenues from contracts with the USPS represented 70% and 63% of total revenues, respectively. At April 30, 2004 and October 31, 2003, accounts receivable from the USPS totaled $775,423 and $465,020, or 69% and 95%, respectively. The contracts currently in effect with USPS will expire between August and November 2006 for mainland US operations and in April 2007 for Hawaii with certain renewal provisions for an additional two years. The loss of this customer would have a material negative effect on the operations of the Company.

Aircraft Leases   The Company leases aircraft to Sundance Air, Inc. located in
Puerto Rico and Colorado   which is 30% owned by an Officer and majority
shareholder of the Company. [See Note 8]

Engine Overhauls   The Company leased several aircraft from Mallette Family
LLC an entity owned by the Company's Officer and majority shareholder through July 31, 2003 and paid the lessor an hourly rate for engine usage, as the lessor was responsible for overhaul expense. During August 2003 one of the aircraft purchased suffered an engine failure resulting in the Company accruing a contingent liability for $134,500 for replacement of the engine as the Company adopted a policy to expense the cost of engine overhauls at the time the expense is incurred. At April 30, 2004 and October 31, 2003 the balance of estimated contingent liability was $25,000 and $134,500 respectively.

The Company operates its aircraft under a certificate which allows it to accumulate time between overhauls (TBO) in excess of manufacturer's recommendations. The Company regularly inspects its engines. However, a majority of the engines used by the Company have accumulated TBO in excess of manufacturer's recommendations and the Company expects that the majority of its engines will come due for overhaul during the next one to five years.

An engine overhaul can involve only one section of an engine or may involve multiple sections as well as replacing certain life limited parts within the engine. The typical cost of overhauling just one section versus the entire engine ranges from approximately $30,000 to $120,000.

NOTE 17   COMMITMENTS AND CONTINGENCIES

401(k) Profit Sharing Plan - The Company had an employee benefit plan under
Section 401(k) of the Internal Revenue Code. Employees who had at least three months of service with the Company were allowed to contribute a portion of their compensation up to the federal limit to the plan. The Company contributed an additional 50 percent of the amount contributed by employees up to a maximum of 3 percent of compensation. Participants were fully vested in employer contributions after two years of service. For the three month period ended April 30, 2003, the Company contributed $11,431. During August 2003, the Company's Board of Directors approved and terminated the Company's 401(k) Profit Sharing Plan.

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17   COMMITMENTS AND CONTINGENCIES (continued)

Consulting Agreement - During November 2003, the Company entered into an agreement with a consulting firm for a cost of $2,500 per month for the period from November 1, 2003 through October 31, 2004.

Consulting Services   During November 2003, the Company entered into an
agreement to issue 22,000 shares of common stock for consulting services valued at approximately $42,977. The shares were issued in February 2004.

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

NOTE 18   GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company experienced a significant loss from operations during the year ended October 31, 2003 which management believes resulted from the operations of Alpine Air, Chile, the temporary loss of USPS contract, the decreased rate per pound negotiated in the new USPS contract, the return of aircraft to the note holder, and the failure of an aircraft engine. This raised concern about the ability of the Company to continue as a going concern. The Company has mitigated the recent losses through management plans which have included the reduction of any further significant investment into Alpine Air Chile, reduction of payroll and related expenditures, the purchase of the aircraft from the lessor seeking to reduce the liquidity demands on the Company and entered into an agreement to postpone the payments on the related party notes payable and the dividends on referred stock due to the Company's officer and majority shareholder.

NOTE 19   SUBSEQUENT EVENTS

Sale/Leaseback - In June 2004, the Company entered into a sale/leaseback agreement with a third party, wherein, the Company sold an aircraft for $650,000 and entered into an operating lease. $80,000 of the proceeds from this sale will be invested in a time deposit as collateral on the agreement with the third party. These funds will be recorded as time deposit on the Company's records.

Stock Issuance Approval   The Board of Directors approved the issuance of
100,000 shares of common stock for consulting services to a third party. The shares were issued at $0.58 per share in May 2004.

Legal Issues   The Company is pursuing legal actions under arbitration to recover aircraft under lease to a third party.

Aircraft Purchase   Subsequent to April 30, 2004, the Company began
negotiations for the purchase of two SAAB aircraft. These negotiations have not been finalized.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

General.
--------

     Most air cargo companies during the past several years have seen reduced cargo volumes. Now, as the economy realizes slight improvements, we, along with the cargo industry in general, are enjoying some increase in air cargo volumes.

     In April, 2004, the U.S. Postal Service ("USPS") awarded the Company a multi-year contract to fly routes in the Hawaiian islands. We expect to transport approximately 50 tons of mail daily, with approximately 125 tons transported per night during the Christmas season.

     Cargo volumes for the first half of this year are approximately 4,285 tons, up 44% over the same period last year. In addition, cargo volumes for the second quarter of this year were approximately 2,350 tons, up 22% over the first quarter of the year and up 65% over the same quarter last year. The startup of our new cargo operation in Hawaii in April, 2004, helped deliver 1,029 tons of mail for the month, 44% more than what was delivered in the prior month and 99% more than what was delivered in April, 2003. We expect to experience significant increases in mail volume as a result of our operations in Hawaii.

     We are further enjoying added revenue through our leasing and charter contracts as a result of leases obtained along with the purchase of aircraft during the past year. Revenues for the first half of this year from our foreign operation in Chile are up $145,789, of 242%, over the same period last year. While the Chile operation continues to require some limited financial support, we expect it to become more and more self-sufficient in the future.

     Although we are experiencing higher cargo volumes, our current contracts with the USPS are providing less revenue than our former contracts. This reduction in per-pound revenue is due to the open bidding process involved in obtaining our current contracts. In addition to this reduced revenue the current USPS contracts require scanning and electronic data interface ("EDI") compliance, which has further reduced our income potential under our these contracts. We continue to attempt to diversify our customer base, reducing our reliance on the USPS.

     For fiscal 2004, we recognized the need to expand our customer base and won the bid for the USPS air cargo delivery contract for the State of Hawaii. In addition, we continue to seek alternate sources of revenue as well as additional cost saving measures.

     In addition to reducing contracted rates per pound on all routes, the USPS now requires scanning equipment and EDI be installed by all air carriers to better track the mail. This has been an expensive proposition, continuing to reduce profitability and requiring additional personnel. While in full compliance with the scanning requirements of the USPS' AMOT contract, we continue to look for solutions which will support USPS requirements while becoming more cost efficient.

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

Liquidity and Capital Resources.
--------------------------------

     We have a working capital position of $1,422,608, as of April 30, 2004, as compared to working capital on October 31, 2003, of $44,973. This change in working capital was principally the result of $570,000 in cash proceeds from the sale of an aircraft to help fund startup expenses for our new operation in Hawaii and an associated increase of $344,049 in receivables from increased cargo volumes, an increase of $234,663 in receivables for leases of aircraft to a related party, increases in our deferred tax assets of $82,766, the reclassification of a related party account payable for $667,115 to a note payable offset by an increase of $893,955 in general accounts payable transactions. In addition, there were reductions in current portions of notes payable of $159,455, and a $109,500 reduction of a contingent liability for the repair of a failed engine owed to a third party.

     During the quarterly period ended April 30, 2004, our Chilean operations registered net income of $56,113 before income taxes, as compared to a net loss of $194,825 before income taxes in the quarterly period ended April 30, 2003. While operating at a loss before taxes of $119,207 for the year, the Chilean operation has scaled down its operation accordingly, returning all but one aircraft to the United States and continuing to look for ways to increase revenues and become more self-sufficient. The Company continues to be hopeful that our Chilean operations will grow and become profitable, although we can provide no assurance in this regard.

     During the quarterly period ended April 30, 2004, we experienced a net income of $64,173. Income before taxes was $70,352 for the quarter after experiencing increased costs associated with the start-up of the new operation in Hawaii in April, 2004, and before feeling the full favorable effects of the related increase in volumes and revenues for this new operation. We continue to take steps to manage and monitor operating expenses for our mainland flight operations as we support the rollout of our business in Hawaii, reducing further significant investment in our Alpine Air Chile operations, negotiating with our related party note holder to defer payments on our note and dividends on subsequently issued preferred stock to our majority stockholder. Payments and dividends are expected to resume May 1, 2005.

     Net cash provided by operations in the six months ended April 30, 2004, amounted to $511,916. Depreciation increased to $734,687 during the six months ended April 30, 2004, as compared to $84,986 in the six months ended April 30, 2003, due to our purchase of aircraft in the fourth quarter of 2003 and the first quarter of 2004. The increase in trade accounts payable of $936,931 further led to an increase in available cash. During the six months ended April 30, 2003, net cash used by operating activities was $900,143.

     Investing activities for the six months ended April 30, 2004, provided $540,508, which was provided primarily from the proceeds of a sale/lease back transaction. In the six months ended April 30, 2003, investing activities provided net cash of $544,469.

     During the six months ended April 30, 2004, financing activities used net cash of $691,073. We paid $1,275,385 on notes payable and $57,081 on notes payable related party during this period, which was partially offset by an increase in bank overdraft of $52,098 and proceeds from notes payable of $589,295. By contrast, net cash provided/used in financing activities was $0 during the six months ended April 30, 2003. This is the result of aircraft purchased partially for debt during the fourth quarter of 2003 and the first quarter of 2004.

     Exchange rate changes with respect to the Chilean peso used $2,559 in cash flows in the six months ended 2004, as compared to $21,221 in the six months ended 2003. Net changes in cash and cash equivalents were $358,792 and $(376,895), respectively, during these periods. Cash and cash equivalents were $485,268 and $117,622, respectively, at April 30, 2004, and 2003.

Results of Operation.
---------------------

    Three months ended April 30, 2004 and 2003.
    -------------------------------------------

     During the quarter ended April 30, 2004, we had a net income of $64,173, with a net loss available to shareholders of $263,327, or ($0.02) per share, versus a net loss of $40,090, or $0.00 per share, for the quarter ended April 30, 2003.

     Revenue for the quarter ended April 30, 2004, was $2,817,691, of which $1,410,957 consisted of revenue from operations and $1,406,734 was derived from public services. This represents a decrease of approximately 14% from our 2003 revenues of $3,278,836. This decrease in revenue continues to be the result of the effects of the reduction in USPS AMOT contract rates this year versus last year, as cargo volumes are up 65% over the same period last year. Public services revenues are up 17% over last year.

     Total direct costs were $2,423,396 in the quarterly period ended April 30, 2004, as compared to $2,709,165 in the prior year period. As the result of our purchase of aircraft that had previously been leased, we have replaced leasing expenses with depreciation expenses. The cost of repairs for these aircraft is now the responsibility of the Company. For the second quarter of 2004, maintenance costs rose $346,930 over the prior quarter, primarily due to the cost of parts and labor to repair our aircraft. While we recognize this shift may result in larger operating costs increases in the future, the offsetting reduction in lease expenses is expected to cover many of the additional depreciation and repair costs. Regular maintenance costs on aircraft currently out on lease contract are the responsibility of the lessee, further offsetting future maintenance costs. While leased aircraft requiring overhaul or major component repair remain our financial responsibility, engine reserve fees have been factored into our leasing revenue structure to mitigate these expected future costs.

     Operating expenses decreased from $480,303 during the quarter ended April 30, 2003, to $191,672 during the quarter ended April 30, 2004. These decreases were due to cost savings initiatives implemented by management to reduce salaries, wages and benefits costs and other administrative expenses. The effect of these savings is reflected in the $269,757 decrease in general and administrative expenses over the same period last year.

     During the quarter ended April 30, 2004, other income (expense) fell from net income of $39,644 in April 2003 to net expense of $(132,271). Interest income decreased by $46,903 as a result of the satisfaction of the note receivable from Mallette Family, LLC, as part of the aircraft purchase in
July, 2003.   Interest expense was $103,971 for the quarter ended April 30,
2004. Due to the U.S. dollar's advance against the Chilean peso, we had a gain of $6,541 on foreign currency translation; we did not have any currency translation for the same period in 2003, because we had not yet started our Chilean operations.

     Six months ended April 30, 2004 and 2003.
     -----------------------------------------

     During the six months ended April 30, 2004, and 2003, operating revenues totaled $5,453,529 and $5,817,504, respectively. During these periods, revenues from operations decreased to $3,818,907 from $4,338,395, and revenue from public services increased somewhat to $1,634,622 from $1,479,109. Total direct costs in these periods were $4,607,959 and $4,889,226, respectively. In keeping with our changes in operating revenues, direct costs from operations declined by approximately $200,622, with direct costs from public services increasing by approximately $518,111.

     Operating expenses totaled $900,395 in the six months ended April 30, 2004, as compared to $993,763 in the year-ago period. Both general and administrative expenses and depreciation expenses declined, due to cost savings initiatives implemented by management to reduce salaries, wages and benefits costs and other administrative expenses.

     During the six months ended April 30, 2004, other income (expense) changed from income of $143,771 to an expense of $255,747. Interest income declined from $94,361 to $1,532 as a result of the satisfaction of the note receivable from Mallette Family, LLC, stemming from the aircraft purchase in July, 2003. Interest expense was $263,907 for the six months ended April 30, 2004, as compared to $0 in the year-ago period as a result of the debt assumed through the purchase of aircraft on July 31, 2003, and December 15, 2003. Due to the U.S. dollar's rise against the Chilean peso, we had a gain of $4,989 on foreign currency translation; we did not have any currency translation in 2003, because we had not yet started our Chilean operations.

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

Item 3.   Controls and Procedures.

     As of the end of the quarterly period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our CEO and our Director of Accounting, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and our Director of Accounting concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

     The Company leases six aircraft to Sundance Air, Inc., which is in arrears in its payments. On May 25, 2004, which is subsequent to the period covered by this Quarterly Report, the Company attempted to obtain an order from the U. S. District Court for the District of Utah to turn the aircraft over to the Company. The Court denied this request, but ordered the parties to arbitrate the repossession issues within 10 days. The parties are currently in the process of selecting an arbitrator.

Item 2.   Changes in Securities.

     None; not applicable.

Item 3.   Defaults Upon Senior Securities.

     None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

     Effective as of March 4, 2004, Eugene R. Mallette, who is the holder of 75.0% of the Company's issued and outstanding common stock, voted:

     * to elect the following persons to serve on the Company's Board of Directors until the next annual meeting of the Company's stockholders or their prior death, resignation or termination and the appointment and qualification of their successors: Eugene R. Mallette; Max A. Hansen; Joseph O. Etchart; Kenneth D. Holliday; David R. Bruck; and Ronald K. King; and

     * that Pritchett, Siler & Hardy, P.C., Certified Public Accountants, of Salt Lake City, Utah, be approved as the Company's independent accountants until the next annual meeting of the Company's stockholders, or their prior resignation or termination and the appointment and qualification of their successors.

     On April 8, 2003, the Company filed with the Securities and Exchange Commission a definitive proxy statement with respect to these matters, and the proxy statement was mailed to the Company's stockholders on or about that date. Both of the matters approved by Mr. Mallette became effective on May 3, 2004. An annual stockholder meeting with respect to these matters was held on April 27, 2004. In addition, Gerald W. Lefavor was named Director of Accounting to replace Leslie Hill, who resigned as Chief Financial Officer.
We filed a Current Report on Form 8-K with regard to the meeting on April 27, 2004.

Item 5.   Other Information.

     On July 31, 2003, Alpine Aviation entered into an Agreement for Sale and Purchase of certain aircraft, under which Alpine Aviation agreed to purchase the aircraft from Mallette Family, L.L.C. This Agreement was disclosed in a Current Report on Form 8-K, dated July 31, 2003, which was filed with the Securities and Exchange Commission on August 15, 2003. This 8-K Current Report was amended on February 20, 2004, to disclose an Addendum to the Agreement for Sale and Purchase of Aircraft. See Part II, Item 6 of this Quarterly Report.

Item 6.   Exhibits and Reports on Form 8-K.

     (a) Exhibits.

      Exhibit No.          Description
      -----------          -----------

         31.1              302 Certification of Eugene R. Mallette

         31.2              302 Certification of Gerald W. Lefavor

         32                906 Certification

     (b) Reports on Form 8-K.*

         Current Report on Form 8-K, dated July 31, 2003, which was filed with the Securities and Exchange Commission on August 15, 2003 and amended on February 20, 2004 (Mallette Family, L.L.C. Agreement).

         Current Report on Form 8-K, dated April 7, 2004, which was filed with the Securities and Exchange Commission on April 13, 2004 (Hawaiian contract).

         Current Report on Form 8-K, dated April 27, 2004, which was filed with the Securities and Exchange Commission on April 27, 2004 (Annual Stockholder Meeting).

         * These documents and related exhibits have previously been filed with the Securities and Exchange Commission and are incorporated herein by this reference.

                                SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ALPINE AIR EXPRESS, INC.


Date: 6/16/2004                          By: /s/ Eugene R. Mallette
      ---------                             ------------------------
                                            Eugene R. Mallette, Chief
                                            Executive Officer and Director


Date: 6/16/2004                             /s/ Gerald W. Lefavor
      ---------                             ------------------------
                                            Gerald W. Lefavor, Director of
                                            Accounting


Date: 6/16/2004                             /s/ Max A. Hansen
      ---------                             ------------------------
                                            Max A. Hansen, Secretary/Treasurer
                                            and Director


Date: 6/16/2004                             /s/ Joseph O. Etchart
      ---------                             ------------------------
                                            Joseph O. Etchart, Director


Date: 6/16/2004                             /s/ Kenneth D. Holliday
      ---------                             ------------------------
                                            Kenneth D. Holliday, Director

Date: 6/16/2004                             /s/ David R. Bruck
      ---------                             -------------------
                                            David R. Bruck, Director