Form 10QSB/A
period 2004-01-31
ALPINE AIR EXPRESS INC/DE
filed 2004-06-29
CIK 1092807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                                FORM 10-QSB/A-1

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

                            January 31, 2004

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

      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         JANUARY 31, 2004

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                             CONTENTS




                                                                  PAGE


          Unaudited Condensed Consolidated Balance Sheets at
                January 31, 2004 and October 31, 2003                F-2

          Unaudited Condensed Consolidated Statements of
               Operations for the Three months ended
               January 31, 2004 and 2003                             F-4

          Unaudited Condensed Consolidated Statements of
               Comprehensive Income for the
               Three months ended January 31, 2004 and 2003          F-5

          Unaudited Condensed Consolidated Statements of
               Cash Flows, for the Three months ended
               January 31, 2004 and 2003                             F-6

          Notes to Unaudited Condensed Consolidated Financial
               Statements                                            F-8

<CAPITON>
            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

         UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                              ASSETS
                                               January 31,    October 31,
                                                 2004           2003
                                             ___________     ___________
CURRENT ASSETS:
     Cash and cash equivalents               $    71,739    $    126,476
     Marketable securities                       200,162         193,431
     Trade accounts receivable, net              636,925         489,537
     Trade accounts receivable, net
       related entity                            437,116         388,780
     Inventories                                 694,346         829,742
     Prepaid expenses                            251,579         253,284
     Income taxes receivable                   1,189,158       1,050,460
     Deferred tax asset, current                  50,459          60,323
                                             ___________     ___________
     Total Current Assets                      3,531,484       3,392,033

PROPERTY AND EQUIPMENT, net                   14,322,757      10,545,093

AIRCRAFT ON OPERATING LEASE- RELATED PARTY,
  net                                          5,319,746       6,275,327

DEPOSITS                                               -             500

DEFERRED TAX ASSET, long-term                  1,391,386               -

                                             ___________     ___________
                                            $ 24,565,373    $ 20,212,953
                                             ___________     ___________

                           [Continued]

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

         UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                           [Continued]

               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    January 31,    October 31,
                                                       2004           2003
                                                   ___________    ___________
CURRENT LIABILITIES:
     Bank overdraft                                $    95,920    $    12,324
     Trade accounts payable                          1,052,047        716,726
     Accounts payable related party                    668,615        652,991
     Accrued liabilities                               184,023        176,679
     Contingent liabilities                            134,500        134,500
     Refundable deposits                               150,925        156,342
     Current portion of notes payable                1,466,110      1,399,536
     Current portion of notes payable -related party         -         97,962
                                                   ___________    ___________
     Total Current Liabilities                       3,752,140      3,347,060

DEFERRED INCOME TAXES                                        -        664,785

NOTES PAYABLE, net of current portion                5,954,535      6,592,477

NOTES PAYABLE-RELATED PARTY, net of current portion  1,268,945      1,163,288

DIVIDENDS PAYABLE                                       73,970              -

COMMITMENTS AND CONTINGENCIES [See Note 19]                  -              -
                                                   ___________    ___________
     Total Liabilities                              11,049,590     11,767,610
                                                   ___________    ___________

MINORITY INTEREST                                            -              -
                                                   ___________    ___________
STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value, 1,000,000
       shares authorized, none issued and
       outstanding                                           -              -
     Preferred stock of subsidiary, $9.104 stated
       value, 1,000,000 shares authorized,
       1,000,000 issued and outstanding              9,104,000              -
     Discount on preferred stock of subsidiary      (3,501,415)             -
     Common stock, $.001 par value, 20,000,000
       shares authorized, 11,000,000 shares
       issued and outstanding                           11,000         11,000
     Additional paid-in capital                      1,590,078      1,590,078
     Accumulated other comprehensive income (loss)     157,717        113,032
     Retained earnings                               6,154,403      6,731,233
                                                   ___________    ___________
     Total Stockholders' Equity                     13,515,783      8,445,343
                                                   ___________    ___________
                                                  $ 24,565,373   $ 20,212,953
                                                   ___________    ___________

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        For the Three
                                                         Months Ended
                                                          January 31,
                                                   __________     __________
                                                      2004          2003
                                                   __________     __________
OPERATING REVENUE:
  Operations                                       $2,407,950     $2,257,743
  Public services                                     227,888        280,925
                                                   __________     __________
   Total Operating Revenues                         2,635,838      2,538,668
                                                   __________     __________
DIRECT COSTS:
  Operations                                        2,020,524      2,011,494
  Public services                                     164,039        168,567
                                                   __________     __________
   Total Direct Costs                               2,184,563      2,180,061
                                                   __________     __________
   Gross Profit                                       451,275        358,607
                                                   __________     __________
OPERATING EXPENSES:
  General and administrative                          658,334        472,456
  Depreciation                                         50,389         41,005
                                                   __________     __________
   Total Operating Expenses                           708,723        513,461
                                                   __________     __________
Operating income (loss)                              (257,448)      (154,854)
                                                   __________     __________
OTHER INCOME (EXPENSE):
  Interest income                                         897         46,823
  Interest expense                                   (159,936)             -
  Gain (loss) on disposal of assets                     1,639              -
  Other income (expense)                               35,476         57,303
  Gain (loss) on foreign currency translation          (1,552)             -
                                                   __________     __________
   Total Other Income (expense)                      (123,476)       104,126
                                                   __________     __________
INCOME (LOSS) BEFORE TAXES AND MINORITY INTEREST     (380,924)       (50,728)

  Current income tax expense (benefit)               (116,297)        33,830
  Deferred income tax expense (benefit)               148,454              -
                                                   __________     __________
INCOME (LOSS) BEFORE MINORITY INTEREST               (413,081)       (84,558)
Minority interest in net loss of subsidiary
[See Note 13]                                               -              -
                                                   __________     __________
NET INCOME (LOSS)                                 $  (413,081)   $   (84,558)

DIVIDENDS:
  Dividends declared and amortization of preferred
  stock analogous to a preferred stock dividend      (163,750)             -
                                                   __________     __________
NET (LOSS) AVAILABLE TO COMMON SHAREHOLDERS       $  (576,831)   $   (84,558)
                                                   __________     __________
NET (LOSS) PER COMMON SHARE                       $      (.05)   $      (.01)
                                                   __________     __________

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                     For the Three Months
                                                          Year Ended
                                                          January 31,
                                                     _____________________
                                                         2004       2003
                                                     __________ __________
NET INCOME (LOSS)                                   $  (413,081)$  (84,558)
                                                     __________ __________
OTHER COMPREHENSIVE INCOME (LOSS):
  Unrealized loss on available for sale securities        4,187    (53,692)
  Foreign currency translation gain (loss)               40,498    (24,767)
                                                     __________ __________
COMPREHENSIVE INCOME (LOSS)                         $  (368,396)$ (163,017)
                                                     __________ __________



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES
    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                For the Three Months
                                                       Ended
                                                    January 31,
                                                 2004           2003
                                               ________________________
Cash flows from operating activities:
Net income (loss)                              $   (413,081)$   (84,558)
                                               ____________  __________
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
   Realized gain on marketable securities                 -     (57,459)
   Deferred tax expense (benefit)                   148,454      24,053
   Depreciation and amortization                    361,043      41,005
   Change in allowance for bad debt                  (3,625)     24,569
   Gain on return of plane                             (820)          -
   Changes in operating assets and liabilities:
     Trade accounts receivable                     (143,763)     44,663
     Trade accounts receivable- related party       (48,336)     (1,626)
     Inventories                                    135,396    (323,462)
     Income taxes receivable                       (138,684)          -
     Deposit                                            500           -
     Prepaid expenses                                 1,705     (85,422)
     Accrued interest on loan to officer and
     related party                                        -     (45,722)
     Trade accounts payable                         335,321      13,441
     Accounts payable - related party                15,624     (33,310)
     Accrued expenses                                 7,344        (285)
     Refundable deposits                             (5,417)    (16,519)
     Aircraft deposits                                    -    (201,000)
                                               ____________  __________
       Net cash provided by (used in)
       operating activities                         251,661    (701,632)
                                               ____________  __________
Cash flows from investing activities:
Proceeds from sale of marketable securities               -     303,597
Purchase of property and equipment                   (4,559)     (5,257)
                                               ____________  __________
       Net cash provided by (used in)
       investing activities                          (4,559)    298,340
                                               ____________  __________
Cash flows from financing activities:
Payment on notes payable                           (347,611)          -
Payment on notes payable   related party            (78,324)          -
Increase in bank overdraft                           83,596           -
                                               ____________  __________
       Net cash provided by (used in)
       financing activities                        (342,339)          -
                                               ____________  __________
Effect of exchange rate changes                      40,500           -
                                               ____________  __________
Net change in cash and cash equivalents             (54,737)   (425,849)

Beginning cash and cash equivalents                 126,476     494,517
                                               ____________  __________
Ending cash and cash equivalents               $     71,739  $   68,668
                                               ____________  __________

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

Non-cash investing and financing activities:

For the three months ended January 31, 2004:
   The Company issued preferred stock valued at $9,104,000 for aircraft with a carryover basis of $4,111,485 and assumed non-related debt of $709,981 and $86,019 of related party debt. The preferred stock had a discount of $3,591,195, net of tax effect of $2,197,320, which will be amortized over a 5 year period.

   The Company returned an airplane with a carrying value of $932,919 to the secured creditor for repayment of the underlying note payable of $933,738. The transaction resulted in a gain on disposition of assets of $820.

   The Company declared a dividend on preferred stock of $73,970. The Company also recorded amortization of preferred stock discount of $89,780 which was recorded as additional dividends.

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

Basis of presentation - The accompanying unaudited condensed consolidated financial statements of Alpine Air Express Inc. and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America ("USGAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and footnote disclosures required by USGAAP for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended October 31, 2003 included in the Company's Form 10-KSB. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of January 31, 2004, its consolidated results of operations for the three months ended January 31, 2004 and 2003 and its consolidated cash flows for the three months ended January 31, 2004 and 2003. The results of operations for the three months ended January 31, 2004 and 2003 may not be indicative of the results that may be expected for the year ending October 31, 2004.

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

Maintenance, repairs, and renewals, which neither materially add to the value of the property and equipment nor appreciably prolong the useful lives, are charged to expense as incurred. Gains and losses on dispositions are included in operations.

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

Segment reporting - Statement of Financial Accounting Standards No. 131 (SFAS
131) "Disclosures about Segments of an Enterprise and Related Information" requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. The Company's operations involve a single industry segment as an air cargo operator, transporting mail, packages and other time-sensitive cargo and passengers but consists of two geographical segments.

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

                                                   For the Three Months
                                                          Year Ended
                                                          January 31,
                                                 _____________________________
                                                       2004       2003
                                                 _____________  ______________
Net income (loss) available to common shareholders:
               As reported                           $(576,831) $     (84,558)
               Proforma                              $(576,831) $     (84,558)
                                                 _____________  _____________

Basic earnings (loss) per share:
               As reported                           $    (.05) $        (.01)
               Proforma                              $    (.05) $        (.01)

              ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - MARKETABLE SECURITIES

The amortized cost, net unrealized gains and losses, and estimated fair value of available-for-sale securities by major security type were as follows:

                                  Amortized  Unrealized  Unrealized  Estimated
                                    cost        gain        (loss)  Fair Value
                                  ________    ________   __________   ______
    January 31, 2004
    Available-for-sale securities:
        Corporate equity         $ 233,854    $  7,704   $  (41,396) $200,162
                                  ________    ________   _________    _______
    October 31, 2003
    Available-for-sale securities:
        Corporate equity         $ 233,854    $ 10,777   $ (51,200)  $193,431
                                  ________    ________   _________    _______

NOTE 3 - TRADE ACCOUNTS RECEIVABLE

  Trade accounts receivable consist of the following at:
                                                  January 31,  October 31,
                                                    2004          2003
                                                  _________    _________
        Trade accounts receivable                $  686,925   $  539,537
        Less allowance for doubtful accounts        (50,000)     (50,000)
                                                  _________    _________
                                                 $  636,925   $  489,537
                                                  _________    _________

        Trade accounts receivable-related party  $  437,116   $  388,780
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

NOTE 6   PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

                                                 January 31,   October 31,
                              Estimated life       2004            2003
                                 In years       ___________    __________
 Building and improvements        3 - 10       $  1,268,013    $1,264,801
 Spare aircraft engines            10               430,000       430,000
 Aircraft                          15            13,052,069     8,965,787
 Equipment                        3 to 5             99,994       153,423
 Furniture and fixtures            10               190,203       185,666
 Vehicles                         5 - 7             140,810       154,518
                                                ___________    __________
                                                 15,181,089    11,154,195
 Less: Accumulated depreciation
       and amortization                            (858,332)     (609,102)
                                                ___________    __________
                                               $ 14,322,757   $10,545,093
                                                ___________    __________

Depreciation expense amounted to $249,230 and $41,005 for the three months ended January 31, 2004 and 2003, respectively.

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

Property on operating lease to Sundance Air, Inc. consists of the following:

                                                     January 31,  October 31,
                                                        2004           2003
                                                   __________________________
       Aircraft                                    $5,511,265      $6,381,688
       Less accumulated depreciation                 (191,519)       (106,361)
                                                   __________________________
                                                   $5,319,746      $6,275,327
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
                                               ___________

At January  31, 2004, the Company holds deposits of $104,000 on the leased
aircraft.                      F-16

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

Rental expense for all aircraft leases is as follows for the three months ended January 31:

                                                    2004     2003
                                                 _________  _________
     Minimum rentals                             $ 137,000  $ 697,000
     Contingent rentals                             23,635    165,155
                                                 _________  _________
                                                 $ 160,635  $ 862,155
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

Note Payable   Related Party-  In connection with the amended purchase of the aircraft the Company issued a note to Mallette Family, LLC in the amount of $1,476,381. The note payable dated July 31, 2003, bears interest rate of 6.5% and called for payments of $33,624 due for 14 monthly installments with the balance due November 1, 2004. Through October 31, 2003, Mallette Family, LLC collected $282,456 from Sundance Air, Inc. on behalf of the Company and recorded principle and interest payments of $259,197 and $23,259, respectively, against the note. Mallette Family LLC further made note payments of $43,312, net of interest of $754, on behalf of the Company during
the period ended October 31, 2003.   During the three months ended January 31,
2004, Mallette Family, LLC. collected $102,150 from Sundance Air, Inc. on behalf of the Company and recorded principle and interest payments of $97,962 and $4,188, respectively. Mallette Family, LLC has agreed to forestay future payment until required by the note's balloon payment which was due November 1, 2004 but has been extended for a period of at least year from January 31, 2004 by the note holder.

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

   Note payable, $2,750,000, assumed at July 31, 2003
   with a balance due of $2,085,407, due December 28, 2008.
   Interest rate at Lender's prime rate or 4% at January 31,
   2004. Secured by 1900C, Reg # N-198GA and N-172GA.
   Personally guaranteed by an officer/shareholder.            1,995,625

   Note payable, assumed at July 31, 2003 with a balance
   of $3,850,000, due September 29, 2007. Interest rate of
   Lender Prime or 4% at January 31, 2004.  Secured by 1900C,
   Reg # N-154GA, N-1195GA, and 153GA. Personally guaranteed
   by an officer/shareholder.                                  3,678,478

   Note payable, assumed during December 2003 with a balance
   of $356,822, due approximately May 2005. Interest rate of
   Lender Prime + 1% or 6% at January 31, 2004. Secured by
   two Beech 99's , Reg #N-955AA and N-959GH. Personally
   guaranteed by an Officer/shareholder.                        $317,284

   Note payable, assumed during December 2003 with a balance
   of $352,296, due approximately March 2007. Interest rate of
   Lender Prime + 1% or 6% at January 31, 2004. Secured by a
   Beech 99, Reg #N-4381Y. Personally guaranteed by an
   Officer/shareholder.                                         $335,394

   Note payable, assumed during December 2003 with a balance
   of $863, due approximately April 2004. Interest rate of 8%
   at January 31, 2004. Secured by Beech 99, Reg #N-24BH.
   Personally guaranteed by an Officer/shareholder.                 $880
                                                              __________
                                                               7,420,645
                                  Less current portion        (1,466,110)
                                                              __________
                                  Long-term portion           $5,954,535
                                                              __________


   The estimated aggregate maturities required on long-term debt for each of the individual years at January 31, 2004 are as follows:
                                         2005       $ 1,466,110
                                         2006         1,359,771
                                         2007         1,346,672
                                         2008         2,462,189
                                         2009           785,903
                                         Thereafter           -
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

NOTE 12   STOCKHOLDERS EQUITY

Common Stock - The Company is authorized to issue 20,000,000 shares of $.001 par value common stock. As of January 31, 2004 and 2003, 11,000,000 shares are issued or outstanding.

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

A summary of the status of the options outstanding under the Company's stock option plans are presented below:
                                  January 31, 2004       October 31, 2003
                               ______________________  _____________________

                                     Weighted Average       Weighted Average
                               Shares Exercise Price   Shares Exercise Price
                               ______ ______________   ______ ______________
Outstanding at beginning of
period                        182,765     $7.60       197,052      $7.60
Granted                             -         -             -          -
Exercised                           -         -             -          -
Forfeited                           -         -       (14,287)      7.50
Expired                             -         -             -          -
                             ________ ______________ ________  ____________
Outstanding at end of Period  182,765     $7.60       182,765      $7.60
                             ________ ______________ ________  ____________

Weighted average fair value
of options granted during
the year                            -         -             -          -
                             ________ ______________ ________  ____________

A summary of the status of the options outstanding under the Company's stock option plans and employment agreements at January 31, 2004 is presented below:

                         Options Outstanding        Options Exercisable
          ___________________________________________________________________
Range of         Weighted-Average Weighted Average         Weighted-Average
Exercise  Number     Remaining        Exercise     Number      Exercise
Prices  Outstanding Contractual Life   Price    Exercisable     Price
_______________________________________________________________________
$7.50-$8.25 182,765   6.25 years       $7.60      156,099       $7.60

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - INCOME (LOSS) PER COMMON SHARE

The following data show the amounts used in computing net income (loss) per common share, for the three months ended January 31,:
                                                     2004          2003
                                                   ________     ________
   Net income (loss) available to
   common shareholders                            $(576,831)   $ (84,558)
                                                   ________     ________

   Weighted average number of common shares used
   in basic EPS                                  11,000,000   11,000,000


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

NOTE 14   INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes [SFAS No. 109]. SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At January 31, 2004 and October 31, 2003, respectively, the total of all deferred tax assets was approximately $1,442,000 and $60,000 and the total of the deferred tax liabilities was approximately $0 and $665,000. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - INCOME TAXES [Continued]

The components of income tax expense (benefit) from continuing operations for the three months ended January 31, 2004 consist of the following:
                                                                   2004
                                                               ___________
      Current income tax expense (benefit):
          Federal                                              $   (97,886)
          State                                                    (18,411)
                                                               ___________
      Current tax expense (benefit)                               (116,297)
                                                               ___________
      Deferred tax expense (benefit) arising from:
          Excess of tax over financial accounting depreciation $   404,795
          Reserve for accrued vacation                               7,304
          Foreign net operating loss carryforward                  (26,298)
          Net operating loss carryover                            (263,645)
          Valuation allowance                                       26,298
                                                               ___________
          Net deferred tax expense (benefit)                   $   148,454
                                                               ___________
Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the company's effective rate is as follows:
                                                                  2004
                                                              ___________
         Computed tax at the expected statutory rate               25.26%
         State and local income taxes, net of federal benefit       2.14%
         Change in valuation allowance                             (6.90)%
         Excess of tax over financial accounting depreciation     (28.60)%
         Other Items                                                (.34)%
                                                             ___________
           Income tax expense                                      (8.44)%
                                                             ___________

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - INCOME TAXES [Continued]

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset (liability) for the three months ended January 31, 2004 and at October 31, 2003:

                                                 January 31,   October 31,
                                                   2004       2003
                                                  ______________________
   Allowance for bad debt                         $  18,980   $   18,980
   Unrealized gain on marketable securities          12,789       15,345
   Reserve for accrued vacation                      18,690       25,994
   Excess of tax over book accounting
   depreciation                                   1,072,899            -
   Capital Loss Carryforward                        146,622            -
   Foreign net operating loss carryforward          203,456            -
   Net operation loss carryforward                  263,645            -
   Alternative minimum tax credits                   54,841            -
   Valuation allowance                             (350,077)           -
                                                  ______________________
             Net current tax assets               1,441,845       60,319
                                                  ______________________
   Capital Loss Carryforward                              -      146,622
   Foreign net operating loss carryforward                -      177,157
   Valuation allowance                                    -     (323,779)
   Alternative minimum tax credits                        -       54,841
   Excess of tax over book accounting depreciation        -     (719,626)
                                                  ______________________
             Net deferred tax (liability)                 -     (664,785)
                                                  ______________________

As of January 31, 2004 Alpine Air Chile has foreign net operating loss carryforwards of approximately $1,356,000. The Company also has capital loss carryforwards of $423,296 that expire as follows: $200,023 in 2004 and $223,273 in 2005 and a net operation loss carryforward of approximately $695,000 that expires in 2024. A valuation allowance in the amount of approximately $350,000 was recorded at January 31, 2004, due to uncertainty of whether the company is more than likely not to generate sufficient capital gains and foreign income to utilize the benefit of these loss carryforwards before their expiration. The change in the valuation allowance for the three months ended January 31, 2004 was approximately $26,000.

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

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - SEGMENT INFORMATION [Continued]

Financial information summarized by geographic segment for the three months ended January 31, 2004 are listed below:
                                 Income (loss)     Long-
                                 before income     lived            Total
                      Revenues      taxes       assets, net         assets
                     _________    _________       __________     ___________
  United States     $2,542,216   $ (205,604)     $19,633,831     $24,356,379
  Chile                 93,622     (175,320)           8,672         208,994
                     _________    _________       __________     ___________
  Reportable
  segments total    $2,635,838   $ (380,924)     $19,642,503     $24,565,373
                     _________    _________       __________     ___________

Financial information summarized by geographic segment for the three months ended January 31, 2003 is listed below:
                                      Income (loss)     Long-
                                      before income     lived          Total
                           Revenues      taxes         assets, net    assets
                          _________    _________         _________  _________
  United States $         2,505,350   $  186,240        $1,653,952 $9,691,546
  Chile                      33,318     (236,968)          178,533    688,109
                          _________    _________         _________  _________
  Reportable
  segments total         $2,538,668   $  (50,728)       $1,832,485 $10,379,655
                          _________    _________         _________  _________

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

Consulting Services   During November 2003, the Company entered into an
agreement to issue 22,000 shares of common stock for consulting services valued at approximately $42,977. The shares are still unissued at January 31, 2004 and the Company has accrued accounts payable for the amount of consulting services owed.

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

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18   GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America, which contemplate continuation of the Company as a going concern. The Company experienced a significant loss from operations for the three months ended January 31, 2004 and during the year ended October 31, 2003 which management believes resulted from the operations of Alpine Air, Chile, the temporary loss of USPS contract, the decreased rate per pound negotiated in the new USPS contract, the return of aircraft to the note holder, and the failure of an aircraft engine. This raised concern about the ability of the Company to continue as a going concern. The Company has mitigated the recent losses through management plans which have included the reduction of any further significant investment into Alpine Air Chile, reduction of payroll and related expenditures, the purchase of the aircraft from the lessor seeking to reduce the liquidity demands on the Company and entered into an agreement to postpone the payments on the related party notes payable and the dividends on preferred stock due to the Company's officer and majority shareholder.

NOTE 19   RESTATEMENT

The Company has restated its financial statements for the three month period ended January 31, 2004. The table highlights the significant areas of change:

                                        As reported     Restated    Change
                                          _________    _________  _________

        Current assets                   $3,783,112   $3,531,484  $(251,268)
        Assets                           23,425,615   24,565,373  1,139,758
        Current liabilities               3,752,141    3,752,140         (1)
        Total liabilities                11,957,855   11,049,590   (908,265)
        Equity                           11,467,760   13,515,783  2,048,023
        Net income (loss)                  (241,435)    (413,081)  (171,646)
        Net income (loss) available
         To common shareholders            (460,118)    (576,831)  (116,713)
        Comprehensive income (loss)        (219,098)    (368,396)  (149,298)

The Company has corrected the tax basis of the aircraft acquired in December 2003. The correction changed the deferred tax benefit/expense calculation and associated asset and liability accounts.

In accordance with EITF "94-10" the company has adjusted the discount on preferred stock for the tax effect of the difference between the recorded basis of the aircraft purchased in December 2003 and the tax basis. EITF "94-10" requires that the tax effects of all changes in the tax basis of assets and liabilities caused by transactions among or with shareholders should be included in equity.

NOTE 20   SUBSEQUENT EVENT

In June 2004, the Company paid $200,000 against the accounts payable related party.

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

Liquidity and Capital Resources
-------------------------------

     We have a negative working capital position of $220,656 as of January 31, 2004, as compared to working capital on October 31, 2003, of $44,973. The change in working capital was affected by several factors. There was an increase of $335,321 in amounts due to suppliers, reductions in cash reserves of $138,333, and a reduction of $135,396 in inventories primarily for parts, supplies and equipment needed to maintain and repair our aircraft. There was a rise in amounts due from customers of $147,388 primarily the USPS. The change in amounts due from trade accounts receivable from related entities increased by $48,336 coupled by a $97,962 reduction in notes payable due to related parties as a result of the signing of a deferred payment arrangement. In addition, there was an increase in the amount of income taxes receivable of $138,684.

     Net cash provided by operations in the quarter ended January 31, 2004 amounted to $251,661. This increase in cash from operations is due in large part to the replacement of $361,043 in depreciation expense booked as compared with $862,155 in leasing costs paid during the 2003 first quarter. Other increases in deferred tax expense of $148,454 and trade accounts payable of $335,321 and the use of available inventory totaling $135,396 further led to an increase in available cash from operating activities. This increase in cash was offset by increases in net trade accounts receivable of 147,388 and an increase in the income tax receivable by $138,684.

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

     During the quarter ended January 31, 2004, financing activities used net cash of $342,339. We paid $347,611 on notes payable and $78,324 on notes payable to related parties, which was partially offset by an increase in bank overdraft of $83,596. Net cash used in financing activities to acquire property and equipment was $4,559 during the quarter ended January 31, 2004. While $9,900,000 in aircraft were acquired during the period, they were acquired primarily through the issuance of preferred stock of the subsidiary, an assumption of debt and issuance of a note payable to a related party as disclosed in Note 6 in the financial statements.

     Exchange rate changes with respect to the Chilean peso contributed $40,500 to cash flows in the quarter ended 2004, as compared to $0 in the quarter ended 2003. Net changes in cash and cash equivalents were $(54,737) and $(425,849), respectively, during these periods.

Results of Operation
--------------------

     During the quarter ended January 31, 2004, we had a net loss of $413,081, or $0.05 per share, versus a net loss of $84,558, or $0.01 per share, for the quarter ended January 31, 2003. This first quarter 2004 loss was the result of our operations in the U.S. and Chile of $205,604 and $175,320, respectively.

     Chile's growth is reliant on continued investment support from the US as a long-term investment. However, we have scaled down our Chilean operations, returning all but one aircraft to the United States. By reducing the service provided by the Chile operation to one daily passenger route with cargo services, we are hoping to reduce the high capital needs of maintaining a fleet of aircraft and allow the Chile operation to become self-sufficient first and then to grow and become profitable, although we can provide no assurance in this regard.

     Total operating revenues for the quarter ended January 31, 2004, was $2,635,838, an increase of approximately 3.8% from our 2003 results of $2,538,668. Revenue from air cargo operations of $1,636,472 were down by $1,178,475, or approximately 42%, from our revenue from U.S. cargo operations of $2,814,947 for the January 31, 2003 quarter. Income from public services of $227,888 was also down by $53,037, or 19%, from revenues of $280,925 in the first quarter of 2003. These reductions were offset by leasing and charter revenues of $677,856 in the first quarter of 2004, as compared to $78,312 in the first quarter of 2003, resulting from leasing contracts assumed with the purchase of aircraft during the past six months. Revenues from our Chilean operation improved from $33,318 in the first quarter of 2003 to $93,622 in the first quarter of 2004.

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

     Our direct costs from operations were $2,184,563 in the quarterly period ended January 31, 2004, which was not materially different from our direct costs of $2,180,061 for the same period in 2003. This is due primarily to the change in our costing mix. We have eliminated leasing costs and replaced them with depreciation expenses. In addition, we have changed the way we bear the costs of aircraft engine repairs until they are incurred rather than bearing them as part of an engine overhaul cost reserve in our lease payments. While we recognize this shift in the way we incur costs of aircraft repairs may result in larger operating costs increases in the future, the offsetting reduction in lease expenses is expected to cover many of the additional depreciation and repair costs. Regular maintenance costs on aircraft that we have leased to other companies are the responsibility of the lessee.
However, leased aircraft requiring overhauls or major component repairs still remain our financial responsibility, and engine reserve fees have been factored into our lease pricing structure accordingly.

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

     During the quarter ended January 31, 2004, other income (expense) changed from a $104,126 gain in 2003 to a loss of $123,476 in 2004. Interest income decreased by $45,926 as a result of the satisfaction of the note receivable from Mallette Family, LLC, stemming from the aircraft purchase in July, 2003. Interest expense was $159,936 for the quarter ended January 31, 2004, as compared to $0 in the year-ago period as a result of the debt assumed through the purchase of aircraft on July 31, 2003, and December 15, 2003. Due to the U.S. dollar's decline against the Chilean peso, we had a loss of $1,552 on foreign currency translation; we did not have any currency translation in 2003, because we had not yet started our Chilean operations.

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

Item 2.   Changes in Securities.

     As of February 6, 2004, there was 22,000 shares of commons stock issued to settle services provided by a contractor.

Item 3.   Defaults Upon Senior Securities.

     None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None; not applicable.

Item 5.   Other Information.

     On July 31, 2003, Alpine Aviation entered into an Agreement for Sale and Purchase of certain aircraft, under which Alpine Aviation agreed to purchase the aircraft from Mallette Family, L.L.C. This Agreement was disclosed in a Current Report on Form 8-K, dated July 31, 2003, which was filed with the Securities and Exchange Commission on August 15, 2003. This 8-K Current Report was amended on February 20, 2004, which is subsequent to the date of this report, to disclose an Addendum to the Agreement for Sale and Purchase of Aircraft. See Part II, Item 6 of this Report.

Item 6.   Exhibits and Reports on Form 8-K.

     (a) Exhibits.

      Exhibit No.          Description
      -----------          -----------

         31.1              302 Certification of Eugene R. Mallette

         31.2              302 Certification of Gerry Lefavor

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

                                         ALPINE AIR EXPRESS, INC.


Date: 6/28/2004                          By: /s/ Eugene R. Mallette
      ---------                             ------------------------
                                            Eugene R. Mallette, Chief
                                            Executive Officer and Director


Date: 6/28/2004                             /s/ Gerry Lefavor
      ---------                             ------------------------
                                            Gerry Lefavor, Director of
                                            Accounting


Date: 6/28/2004                             /s/ Max A. Hansen
      ---------                             ------------------------
                                            Max A. Hansen, Secretary/Treasurer
                                            and Director


Date: 6/28/2004                             /s/ Joseph O. Etchart
      ---------                             ------------------------
                                            Joseph O. Etchart, Director


Date: 6/28/2004                             /s/ Kenneth D. Holliday
      ---------                             ------------------------
                                            Kenneth D. Holliday, Director


Date: 6/28/2004                             /s/ David R. Bruck
      ---------                             ------------------------
                                            David R. Bruck, Director