Form 10QSB
period 2004-07-31
ALPINE AIR EXPRESS INC/DE
filed 2004-09-14
CIK 1092807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                                FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended July 31, 2004

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

Check whether the Company (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.   Yes [X]
No [ ]


            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                              Not applicable.


                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                              July 31, 2004

                            11,122,000 shares

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

                         JULY 31, 2004

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          JULY 31, 2004

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             CONTENTS


                                                                         PAGE


             Unaudited Condensed Consolidated Balance Sheets at           F-2
               July 31, 2004 and October 31, 2003

             Unaudited Condensed Consolidated Statements of               F-4
               Operations and Comprehensive Income for the Three and Nine months ended July 31, 2004 and 2003

             Unaudited Condensed Consolidated Statements of               F-7
               Cash Flows, for the nine months ended July 31, 2004
               and 2003

             Notes to Unaudited Condensed Consolidated Financial        F-10
               Statements

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

        UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                             ASSETS

                                                       July 31,   October 31,
                                                          2004      2003
                                                      ______________________
CURRENT ASSETS:
 Cash and cash equivalents                            $   155,777 $   126,476
 Marketable securities                                    229,735     193,431
 Trade accounts receivable, net                         1,805,151     489,537
 Trade accounts receivable, net   related entity          859,837     388,780
 Inventories                                            1,034,041     829,742
 Prepaid expenses                                         299,019     253,284
 Income taxes receivable                                1,243,920   1,050,460
 Deposits                                                 250,000           -
 Deferred tax asset, current                              162,833      60,323
                                                      ___________  __________
     Total Current Assets                               6,040,313   3,392,033

PROPERTY AND EQUIPMENT, net                            14,237,242  10,545,093

  AIRCRAFT ON OPERATING LEASE- RELATED PARTY, net       4,204,263   6,275,327

OTHER ASSETS                                              162,548         500

DEFERRED TAX ASSETS, long-term                          1,184,912           -
                                                      ___________  __________
                                                      $25,829,278 $20,212,953
                                                      ___________ ___________


                           [Continued]

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

         UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                           [Continued]


               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       July 31,  October 31,
                                                         2004       2003
                                                      _______________________
CURRENT LIABILITIES:
  Bank overdraft                                      $   216,899 $    12,324
  Trade accounts payable                                1,991,185     716,726
  Accounts payable related party                            2,000     652,991
  Accrued liabilities                                     281,594     176,679
  Contingent liabilities                                   25,000     134,500
  Refundable deposits                                     131,093     156,342
  Current portion of notes payable                      1,251,990   1,399,536
  Current portion of notes payable   related party        558,193      97,962
                                                      ___________  __________
  Total Current Liabilities                             4,457,954   3,347,060

DEFERRED INCOME TAXES                                           -     664,785

DEFERRED GAIN ON SALE OF ASSETS                           838,594           -

NOTES PAYABLE, net of current portion                   5,523,544   6,592,477

NOTES PAYABLE   RELATED PARTY, net of current portion   1,167,475   1,163,288

DIVIDENDS PAYABLE                                         369,850           -

COMMITMENTS AND CONTINGENCIES                                   -           -
                                                      ___________  __________
  Total Liabilities                                    12,357,417  11,767,610
                                                      ___________  __________
MINORITY INTEREST                                               -           -
                                                      ___________  __________
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 1,000,000 shares
   authorized, none issued and outstanding                      -           -
  Preferred stock of subsidiary, $9.104 stated value,
   1,000,000 shares authorized, 1,000,000 issued and
   outstanding                                          9,104,000           -
  Discount on preferred stock of subsidiary            (3,142,296)          -
  Common stock, $.001 par value, 20,000,000 shares
    authorized, 11,122,000 and 11,000,000 shares issued
  and outstanding, respectively                            11,122      11,000
  Additional paid-in capital                            1,690,933   1,590,078
  Accumulated other comprehensive income (loss)           109,356     113,032
  Retained earnings                                     5,698,746   6,731,233
                                                      ___________  __________
  Total Stockholders' Equity                           13,471,861   8,445,343
                                                      ___________  __________
                                                      $25,829,278 $20,212,953
                                                      ___________  __________


The accompanying notes are an integral part of these financial statements.

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     AND COMPREHENSIVE INCOME

                                     Three Months Ended  Nine months Ended
                                          July 31,          July 31,
                                  _____________________ _____________________
                                      2004      2003       2004     2003
                                  __________ __________ __________ __________
OPERATING REVENUE:
  Operations                      $4,498,157 $1,346,844 $8,317,065 $5,685,239
  Public services                    467,601    527,651  2,102,223  2,006,760
                                  __________ __________ __________ __________
  Total Operating Revenues         4,965,758  1,874,495 10,419,288  7,691,999
                                  __________ __________ __________ __________
DIRECT COSTS:
  Operations                       3,406,779    710,925  6,260,084  4,524,243
  Public services                    769,975  1,268,770  2,524,629  2,344,678
                                  __________ __________ __________ __________
  Total Direct Costs               4,176,754  1,979,695  8,784,713  6,868,921
                                  __________ __________ __________ __________
  Gross Profit (Loss)                789,004   (105,200) 1,634,575    823,078
                                  __________ __________ __________ __________
OPERATING EXPENSES:
  General and administrative         159,737    129,070    510,451    597,774
  Payroll and benefits expenses      132,555    126,305    298,415    361,929
  Professional services              194,054    131,995    577,876    421,430
                                  __________ __________ __________ __________
  Total Operating Expenses           486,346    387,370  1,386,742  1,381,133
                                  __________ __________ __________ __________
Operating Income (Loss)              302,658   (492,570)   247,833   (558,055)
                                  __________ __________ __________ __________
OTHER INCOME (EXPENSES):
  Interest income                      1,016     47,754      2,548    142,115
  Interest (expense)                (110,666)         -   (374,573)    (8,868)
  Gain (loss) on sale of securities,
   net                                     -     31,673          -     86,814
  Gain (loss) on foreign currency
   translation                         1,740          -      6,729          -
  Other income (expense)                   -     (3,137)     1,639     (8,868)
                                  __________ __________ __________ __________
  Total Other Income (Expenses)     (107,910)    76,290   (363,657)   220,061
                                  __________ __________ __________ __________
INCOME (LOSS) BEFORE TAXES           194,748   (416,280)  (115,824)  (337,994)

CURRENT INCOME TAX EXPENSE (BENEFIT) (17,118)  (157,146)  (133,415)    85,552
DEFERRED INCOME TAX EXPENSE (BENEFIT) 76,695     72,661    231,328     32,895
                                  __________ __________ __________ __________
NET INCOME (LOSS) BEFORE
  MINORITY INTEREST                  135,171   (331,795)  (213,737)  (456,441)

MINORITY INTEREST                          -          -          -          -
                                  __________ __________ __________ __________
NET INCOME (LOSS)                 $  135,171 $ (331,795)$ (213,737)$ (456,441)
                                  __________ __________ __________ __________

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                           [Continued]


                                     Three Months Ended  Nine months Ended
                                          July 31,          July 31,
                                  _____________________ _____________________
                                      2004      2003       2004     2003
                                  __________ __________ __________ __________
NET INCOME (LOSS)                 $  135,171 $ (331,795)$ (213,737)$ (456,441)
                                  __________ __________ __________ __________

DIVIDENDS:
  Dividends declared and
  amortization of preferred stock
  discount analogous to a
  preferred stock dividend.         (327,500)         -   (818,750)         -
                                  __________ __________ __________ __________
NET (LOSS) AVAILABLE TO COMMON
  SHAREHOLDERS                    $ (192,329)$ (331,795)$(1,032,487)$(456,441)
                                  __________ __________ __________ __________
NET (LOSS) PER COMMON SHARE:
  Basic                           $    (0.02)$    (0.03)$    (0.09)$    (0.04)
  Diluted                                N/A        N/A        N/A        N/A

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               AND COMPREHENSIVE INCOME (Continued)


                                     Three Months Ended  Nine months Ended
                                          July 31,          July 31,
                                  _____________________ _____________________
                                      2004      2003       2004     2003
                                  __________ __________ __________ __________
NET INCOME (LOSS)                 $  135,171 $ (331,795)$ (213,737)$ (456,441)

OTHER COMPREHENSIVE INCOME / (LOSS):
  Unrealized gain (loss) on
  available for sale securities       19,485     47,679     22,581    (24,742)

  Foreign currency translation       (23,694)    21,706    (26,257)     4,637
                                  __________ __________ __________ __________
COMPREHENSIVE INCOME (LOSS)       $  130,962 $ (262,410)$ (217,413)$ (476,546)
                                  __________ __________ __________ __________




The accompanying notes are an integral part of these financial statements.

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES
     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Nine Months Ended July 31,
                                                     _______________________
                                                         2004          2003
                                                     _______________________
Cash flows from operating activities:
Net income (loss)                                   $  (213,737) $  (456,441)
                                                     _______________________
Adjustments to reconcile net income (loss) to
  net cash provided (used) operating activities
  Realized gain on marketable securities                      -      (86,814)
  Deferred tax expense (benefit)                        231,328       32,895
  Non cash expense                                       58,000            -
  Loss on disposal of equipment                            (820)      51,304
  Depreciation and amortization                       1,119,738      126,433
  Provisions for bad debt                               236,996            -
Changes in operating assets and liabilities
   Trade accounts receivable                         (1,552,610)     505,605
   Accounts receivable - related parties               (471,057)      24,570
   Inventories                                         (204,300)    (244,957)
   Income taxes receivable                             (218,536)           -
   Prepaid expenses                                     (45,235)      35,626
   Deposit on aircraft lease                           (250,000)           -
   Trade accounts payable                             1,317,437       94,615
   Accrued expenses                                      11,140      (58,460)
   Refundable deposits                                  (25,249)      33,902
   Contingent liabilities                               (22,000)           -
   Income taxes payable                                       -       85,552
   Deferred gain                                        (46,785)           -
                                                     __________ ____________
     Net Cash Provided (Used) By Operating Activities   (75,690)     143,830
                                                     __________ ____________
Cash flows from investing activities:
  Proceeds from sale of marketable securities                 -      618,732
  Proceeds from sale of property and equipment        1,300,000            -
  Purchase of property and equipment                    (64,377)      (5,329)
  Increase in aircraft deposits                               -     (199,000)
  Increase in other assets                             (162,548)           -
                                                     __________ ____________
  Net Cash Provided (Used) Investing Activities       1,073,075      414,403
                                                     __________ ____________
Cash flows from financing activities:
  Change in bank overdraft                              204,575            -
  Increase in related party receivable                        -     (868,501)
  Accounts payable - related parties                     16,124      (10,115)
  Payments on notes payable - related parties          (194,941)           -
  Payments on notes payable                            (992,722)           -
                                                     __________ ____________
  Net Cash Provided (Used) Financing Activities        (966,964)    (878,616)
                                                     __________ ____________
                            (Continued)

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Continued)
                                                    Nine Months Ended July 31,
                                                     _______________________
                                                         2004       2003
                                                     ___________ ___________
Effect of exchange rate changes on cash                   (1,120)      4,637
                                                     ___________ ___________
Net change in cash and cash equivalents                   29,301    (315,746)
Beginning cash and cash equivalents                      126,476     494,517
                                                     ___________ ___________
Ending cash and cash equivalents                     $   155,777 $   178,711
                                                     ___________ ___________

Supplemental disclosures of cash flow information
Cash paid during the period for
  Interest                                           $   306,500 $         -
  Income taxes                                                 -           -

Supplemental schedule of non-cash investing and financing activities:

For the nine months ended July 31, 2004:
  The Company had a net unrealized gain on marketable securities of $36,305. As a result, the deferred tax asset/liability was changed by $13,723 and accumulated comprehensive loss was increased by $22,581.

  The Company issued preferred stock issued valued at $9,104,000 for aircraft with a carryover basis of $4,111,485 and assumed non-related debt of $709,981 and $86,019 of related party debt. The preferred stock had a discount of $3,591,195, net of tax effect of $2,197,320 which will be amortized over a 5 year period and effect on deferred tax asset of 2,197,320.

  The Company reclassified $1,877,121, net, of aircraft on operating lease from property, plant and equipment.

  The Company settled contingent liability debt of $87,500 with equipment.

  The Company deferred $355,716 of gain related to sale of aircraft which will be amortized over a five year period against lease expense.

  The Company deferred $517,929 of gain related to sale of aircraft which will be amortized over a five year period against lease expense.

  The Company had preferred dividend expense of $818,749 which is comprised of $369,850 in dividends payable and $448,899 of amortized discount on preferred stock analogous to a preferred stock dividend.

  The Company returned an aircraft to the debtor which had a book value of $932,918 for debt relief of $933,738 which resulted in a gain on settlement of debt for $820.

  The Company issued 22,000 shares of common stock for debt relief of $42,977, or $1.95 per share.

  The Company issued 100,000 shares of common stock for services valued at $58,000, or $.58 per share.

                            (Continued)

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Continued)

Supplemental schedule of non-cash investing and financing activities:

For the nine months ended July 31, 2003:

  The Company purchased $17,480,569 in aircraft from an entity related to an officer and majority shareholder of the Company, by offsetting $1,350,569 in accounts receivables $2,937,950 in notes receivable from Mallette Family LLC, assuming $9,663,557 in debt collateralized by the aircraft, offsetting and $1,860,000 in lease and options to purchase deposits paid to Mallette Family LLC, and issuing a $1,718,493 note payable to an entity related to an officer and majority shareholder of the Company.

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

Basis of presentation - The accompanying unaudited condensed consolidated financial statements of Alpine Air Express Inc. and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America ("USGAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and footnote disclosures required by USGAAP for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended October 31, 2003 included in the Company's Form 10-KSB. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of July 31, 2004, its consolidated results of operations for the three and nine months ended July 31, 2004 and 2004 and its consolidated cash flows for the nine months ended July 31, 2004 and 2003. The results of operations for the three and nine months ended July 31, 2004 and 2003, may not be indicative of the results that may be expected for the year ending October 31, 2004.

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

Principles of consolidation - The unaudited condensed consolidated financial statements include the accounts and operations of Alpine Air Express, Inc., its wholly-owned subsidiary Alpine Aviation, Inc. and Alpine Air Chile S.A., which is a 85% percent owned by the Company as of July 31, 2004 and 2003 (together referred to as the Company). Further, the net loss for Alpine Air Chile, S.A. for the periods ended July 31, 2004 and 2003 applicable to the 15% non-controlling interest were not allocated to the non-controlling interests as there is no obligation of the non-controlling interests to share in such losses. All material inter-company transactions and accounts have been eliminated in the consolidation.

Cash and cash equivalents - The Company considers demand deposits at banks and money market funds at other financial institutions with an original maturity of three months or less to be cash equivalents. At July 31, 2004, the Company had cash balances in excess of federally insured limits in the amount of $55,777.

At July 31, 2004, the Company had two restricted cash time deposits including interest totaling $162,548 held as collateral for debt of a third party and is included in other assets. (See Note 6)

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

Marketable securities - The Company classifies its marketable securities as available-for-sale. These marketable securities consist of government bonds and corporate equity securities that are stated at market value. Unrealized gains and losses on available-for-sale securities which are considered temporary in nature are reflected as other comprehensive income (losses), net of tax, in stockholders' equity. Unrealized losses on available-for-sale securities which are not considered temporary in nature using the specific identification method are included in operations. Realized gains and losses on all marketable securities are included in operations and are derived using the specific identification method for determining the cost of securities sold. It is the Company's intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, all marketable securities are classified as current assets.

Trade accounts receivable - The Company grants credit to its customers, substantially all of who are businesses located in the western United States. The Company does not require collateral on any of its trade accounts receivable.

Inventories - Inventories consist of aircraft parts and fuel stated at the lower of cost or market, determined using the first-in, first-out method
(FIFO).

Property and equipment - Provision for depreciation for financial reporting purposes of property and equipment is computed on the straight-line method over their estimated useful lives ranging from three to forty years. (See Note
6)

Maintenance, repairs, and renewals, which neither materially add to the value of the property and equipment nor appreciably prolong the useful lives are charged to expense as incurred. Gains and losses on dispositions are included in operations.

Engine overhauls - The Company has elected to account for engine overhauls under the direct expense method wherein cost of engine overhauls are expensed as they are incurred.

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

Certain reclassifications - Certain reclassifications have been made to the 2003 financial statements to conform with the 2004 presentation.

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

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

Stock Based Compensation - The Company accounts for its stock based compensation in accordance with Statement of Financial Accounting Standard ("SFAS") No. 123 "Accounting for Stock-Based Compensation." This statement establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation. However, companies are permitted to continue applying previous accounting standards in the determination of net income with disclosure in the notes to the financial statements of the differences between previous accounting measurements and those formulated by the new accounting standard. The Company has adopted the disclosure only provisions of SFAS No. 123, and accordingly, the Company has elected to determine net income using previous accounting standards. Equity instruments issued to non-employees are valued based on the fair value of the services received or the fair value of the equity instruments given up which ever is more reliably measurable.

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
                                      Three Months Ended   Nine months Ended
                                           July 31,         July 31,
                                    __________ __________ __________ ________
                                       2004       2003       2004      2003
                                    __________ __________ __________ ________
     Net income (loss) available
     to common shareholders
      As reported                   $(192,329)$(331,795)$(1,032,487)$(456,441)
      Proforma                      $(192,329)$(412,595)$(1,032,487)$(698,788)

     Basic earnings (loss) per share
      As reported                   $    (.02)$    (.03)$      (.09)$    (.04)
      Proforma                      $    (.02)$    (.04)$      (.09)$    (.07)

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - MARKETABLE SECURITIES

The amortized cost, net unrealized gains and losses, and estimated fair value of available-for-sale securities by major security type were as follows:
                                  Amortized  Unrealized  Unrealized  Estimated
                                     cost      gain        (loss)   Fair Value
                                  ________    ________    ________   ________
    July 31, 2004
    Available-for-sale securities:
      Corporate equity            $233,854    $ 29,791    $(33,910) $ 229,735
                                  ________    ________    ________   ________
    October 31, 2003
    Available-for-sale securities:
      Corporate equity            $233,854    $ 10,777    $(51,200)  $193,431
                                  ________    ________    ________   ________

NOTE 3 - TRADE ACCOUNTS RECEIVABLE

  Trade accounts receivable consist of the following at:
                                                       July 31,   October 31,
                                                            2004      2003
                                                        __________ ________
  Trade accounts receivable                             $2,092,144 $539,537
  Less allowance for doubtful accounts                    (286,993) (50,000)
                                                        __________ ________
                                                         1,805,151  489,537
                                                        __________ ________
  Trade accounts receivable   related party             $  859,837 $388,780
                                                        __________ ________

Bad debt (recovery) expense for the nine months ended July 31, 2004 and 2003 was $434,737 and $0, respectively.

Bad debt (recovery) expense for the three months ended July 31, 2004 and 2003 was $200,000 and $0, respectively.

NOTE 4 - PREPAID EXPENSES

  Prepaid expenses consist of the following at:
                                                       July 31,   October 31,
                                                         2004      2003
                                                        ________ __________
   Prepaid expenses and credits                         $ 69,996 $   73,312
   Prepaid other taxes                                   229,023    179,972
                                                        ________ __________
                                                        $299,019 $  253,284
                                                        ________ __________

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INVENTORIES

 The composition of inventories held for maintenance and operations of the aircraft are as follows:

                                                       July 31,   October 31,
                                                           2004      2003
                                                       __________ ________
   Aircraft parts                                      $1,009,154 $829,742
   Fuel                                                    24,887        -
                                                       __________ ________
                                                       $1,034,041 $829,742
                                                       __________ ________

The Company has not established an allowance for obsolete inventory.

NOTE 6   PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

                                                  July 31,     October 31,
                                Estimated life      2004          2003
                                   In years    ___________      __________
      Building and improvements     10 - 40    $ 1,268,801     $  1,264,801
      Spare aircraft engines         7 - 10        342,500          430,000
      Aircraft                           15     13,612,665        8,965,787
      Equipment                      3 - 10        136,282          153,423
      Furniture and fixtures         3 - 10        197,245          185,666
      Vehicles                        5 - 7        156,511          154,518
                                               ___________       __________
                                                15,714,004       11,154,195

      Less: accumulated depreciation            (1,476,762)        (609,102)
                                               ___________       __________
                                               $14,237,242      $10,545,093
                                               ___________       __________


Total depreciation expense for the Company amounted to $925,795 for the nine months ended July 31, 2004. Aircraft on operating lease are excluded from the amount shown above and are reported in Note 7.

All of the Company's aircraft are held as collateral on various notes payable and related party notes payable at July 31, 2004.

Aircraft Return to Note Holder - On December 9, 2003, the Company returned an aircraft with a carrying value of $932,918 to the secured creditor for repayment of the $933,738 underlying note payable. During the nine months ended July 31, 2004, the Company recognized an $820 gain on settlement of the underlying debt.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6   PROPERTY AND EQUIPMENT [Continued]

Aircraft purchase - related party On July 31, 2003, the Company's wholly-owned subsidiary, Alpine Aviation, Inc. ("Alpine Aviation"), entered into an Agreement for Sale and Purchase of 14 Beechcraft 1900 and 2 Beechcraft 99 cargo configured aircraft (the "Agreement") between Alpine Aviation as buyer and an entity related to an officer and majority shareholder of the Company, as seller.

Pursuant to the Agreement, Alpine Aviation acquired certain aircraft, a portion of which it had previously leased and maintained, for the total purchase price of $17,330,569. Consideration for the 16 aircraft included the assumption of underlying debt in the amount of $9,905,169, a new note payable to the entity related to an officer and majority shareholder of the Company for $1,476,381 and various credits and offsets of related party accounts totaling $5,949,019.

The consideration exchanged under the Agreement was negotiated between the Company and the entity related to an officer and majority shareholder of the Company, with the consent of the Board of Directors, with Mr. Mallette abstaining.

Wells Fargo Securities, LLC issued a fairness opinion, from a financial point of view, on August 14, 2003 regarding this acquisition and the subsequent acquisition of aircraft from an entity related to an officer and majority shareholder of the Company during December 2003.

Aircraft Purchase   related party - In December 2003, the Company acquired 16
aircraft from an entity related to an officer and majority shareholder of the Company, for $9,900,000. The consideration paid included $9,104,000 in preferred stock of the Company's subsidiary Alpine Aviation, Inc. and the assumption of the underlying debt on the aircraft totaling $709,981. The remaining $86,019 is recorded as a payable to the entity related to an officer and majority shareholder of the Company. As the aircraft were purchased from a related party they have been recorded at their carryover basis of $4,111,485. A discount on preferred stock in the amount of $3,591,195, net of tax effect of 2,197,320, has been recorded and is being amortized as dividends over a five year period. The preferred stock provides for monthly dividends at an annual rate of 6.5%, and is not convertible. The Company can redeem the subsidiary's preferred stock any time and the entity related to an officer and majority shareholder of the Company can call for redemption of the subsidiary's preferred stock any time after December 31, 2008.

Sales/Leasebacks - In April 2004, the Company entered into a sale/leaseback agreement with a third party, wherein, the Company sold an aircraft for $650,000 and entered into an operating lease. (See Note 8) The Company has recorded a deferred gain of $355,716 which will be amortized over the life of the lease as an offset to lease expense. The Company's major shareholder/officer has personally guaranteed the loan of the third party for the purchase of the aircraft. In addition, $80,000 of the proceeds from this sale are invested in a time deposit as collateral on the loan by the third party. These funds are recorded as restricted time deposit on the Company's records.

In June 2004, the Company entered into a sale/leaseback agreement with a third party, wherein, the Company sold an aircraft for $650,000 and entered into an operating lease. The Company has recorded a deferred gain of $517,929 which will be amortized over the life of the lease as an offset to lease expense.
In addition, $80,000 of the proceeds from this sale are invested in a time deposit as collateral on the loan by the third party. These funds are recorded as restricted time deposit on the Company's records.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7   AIRCRAFT ON OPERATING LEASE

With the purchase of the aircraft from the entity related to an officer and majority shareholder of the Company, the Company assumed the underlying operating leases. At July 31, 2004 the company was leasing four of the aircraft to Sundance Air, Inc (a Colorado corporation doing business in Puerto Rico and Colorado). Sundance Air, Inc. is owned 30% by Mr. Mallette, an officer and the majority shareholder of the Company. The leases call for monthly payments of $20,800 plus engine reserves of $150 per flight hour through November 12, 2007. The leases further grant Sundance Air, Inc. the option to purchase the aircraft for $5,725,000 less 10% of the timely paid lease payment and 25% of all timely paid net engine reserve payments which was approximately $5,678,709 at October 31, 2003. The option shall continue during the term of the leases as long as Sundance Air, Inc. is in full compliance with the lease terms. Sundance Air, Inc. is responsible for the routine maintenance and for providing insurance on the aircraft while the Company is responsible for engine overhauls and major component replacements.

At July 31, 2004, Sundance Air, Inc. was leasing an additional aircraft on similar terms as their other leases. The lease calls for monthly payments of $12,500 plus engine reserves of $75 per flight hour.

At July 31, 2004, the Company holds deposits of $95,700 on the leased aircraft. At July 31, 2004, the Company is seeking an arbitration ruling in order to repossess the leased aircraft. At July 31, 2004, the Company is due approximately $900,000 is past due lease payments.
Property on operating lease to Sundance Air, Inc. consists of the following:

                                                   July 31,   October 31,
                                                    2004         2003
                                               _____________   _____________
        Aircraft                               $  4,504,567    $   6,381,688
        Less accumulated depreciation              (300,304)        (106,361)
                                               ____________    _____________
                                               $  4,204,263    $   6,275,327
                                               ____________    _____________

Depreciation expense for the aircraft on operating lease as of July 31, 2004 amounted to $193,943 for the nine months.

Minimum future rentals to be received on the non-cancelable lease as of July 31, 2004 for each of the next five years and in the aggregate are as follows:

       2005                              $         1,148,400
       2006                                        1,148,400
       2007                                        1,148,400
       2008                                          364,000
                                                 ___________
       Total Minimum Lease Payments       $        3,809,200
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

Future minimum lease payments for the periods ending July 31,:
            2005                           $           29,674
            2006                                       29,674
            2007                                       29,674
            2008                                       25,462
            2009                                       12,791
            Thereafter                                276,169
                                                   __________
                                           $          403,444
                                                   __________

Aircraft   Related Party - The Company previously leased aircraft from
Mallette Family LLC and CLB, entities related to an officer and majority shareholder of the Company, on a month-to-month basis. The aircraft lease agreement required the Company to pay a refundable deposit equal to one month's base rent at inception of the lease. The Company then paid a monthly base rent and a contingent rent based on the number of flight hours for each aircraft. The Company was responsible for all costs associated with normal maintenance and aircraft insurance. The lessor reimbursed all major repairs and replacements of engines and their components. On July 31, 2003, the Company purchased 16 of the leased aircraft for $17,330,569 from the entity related to an officer and majority shareholder of the Company and during December, 2003 the Company purchased an additional 16 aircraft from another entity related to an officer and majority shareholder of the Company. The total security deposits which equaled two month's rent per aircraft or $510,500 were applied against the purchase of the aircraft. In addition, the lessor gave the Company a one-month rent holiday for January 2003 which has been amortized through the date of purchase for the aircraft leased from Mallette Family LLC and through October 31, 2003 for the aircraft leased from CLB.

Rental expense for all aircraft leases is as follows:
                                 Three Months Ended  Nine Months Ended
                                      July 31,            July 31,
                                     2004     2003    2004     2003
                                    _______ ________ ________ __________
     Minimum rentals                $     - $410,000 $137,000 $1,661,000
     Contingent rentals                   -   95,390   23,635    375,445
                                    _______ ________ ________ __________
                                    $     - $505,390 $160,635 $2,036,445
                                    _______ ________ ________ __________

Aircraft - In April and June, 2004, and the Company entered into two sale/leaseback agreements. (See Note 6) The Company has agreed to lease two aircraft for $11,000 each per month for sixty months with an engine reserve of $75 each per flight hour.

Future minimum lease payments are as follows for the periods ending July 31,:

            2005                           $          264,000
            2006                                      264,000
            2007                                      264,000
            2008                                      264,000
            2009                                       88,000
                                                   __________
                                           $        1,144,000
                                                   __________

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - RELATED PARTY TRANSACTIONS

Leased Aircraft - During the three and nine months ended July 31, 2004 and 2003, the Company leased aircraft from CLB Corporation (CLB) and Mallette Family, LLC, entities related to an officer and majority shareholder of the Company. The lease payments vary depending on the type of aircraft and are due on a month-to-month basis. The Company owed lease payments of $0 and $652,591 to these related parties at July 31, 2004 and October 31, 2003, respectively. Total lease expenses to related parties are as follows for the three and nine months ended July 31:

                                  Three Months Ended  Nine Months Ended
                                       July 31,           July 31,
                                   ________  _______  ________ ________
                                    2004     2003       2004    2003
                                 ________   _______   ________ __________
    CLB Corporation              $      -  $234,160   $160,635 $1,103,900
    Mallette Family, LLC                -   251,230          -    912,545
                                 ________  ________   ________ __________
                                 $      -  $485,390   $160,635 $2,016,445
                                 ________  ________   ________ __________

The Company performed maintenance and certain qualified repairs on these leased aircraft per the terms of the lease agreements. The Company charged CLB and Mallette Family, LLC cost plus ten percent markup on all parts and a fixed rate of $55 per hour for labor. Total related party sales and cost of sales related to aircraft maintenance are as follows for the three and nine months ended July 31:

                                 Three Months Ended Nine Months Ended
                                       July 31,          July 31,
                                 ________  _______  ________ __________
                                   2004     2003      2004     2003
                                 ________  _______  ________ __________
   Total related party sales     $      - $259,863  $118,129 $1,423,699
   Total related party cost of sales    - (252,376) (104,039)(1,195,808)
                                 ________  _______  ________ __________
   Gross margin on related party
     transactions                $      -  $ 7,487  $ 14,090 $  227,891
                                 ________  _______  ________ __________

At July 31, 2004 and October 31, 2003, the Company had a receivable of $0 and $128,741, respectively, related to these repairs, reported under accounts receivable-related parties on the balance sheet.

Personal Guarantee   The Company's major shareholder/officer has personally
guaranteed one loan obtained by a third party in which the proceeds of the loan were used to enter into a sale/leaseback agreement with the Company. (See Note 6)

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - RELATED PARTY TRANSACTIONS [Continued]

Aircraft Purchase - In December 2003, the Company acquired 16 aircraft from an entity related to an officer and majority shareholder of the Company for $9,900,000. The consideration paid included $9,104,000 in preferred stock of the Company's subsidiary Alpine Aviation, Inc. and the assumption of the underlying debt on the aircraft totaling $709,981. The remaining $86,019 is recorded as a payable to the entity related to an officer and majority shareholder of the Company. As the aircraft were purchased from a related party they have been recorded at their carryover basis of $4,111,485. A discount on preferred stock in the amount of $3,591,195, net of tax effect of $2,197,320, has been recorded and is being amortized as dividends over a five year period. The preferred stock provides for monthly dividends at an annual rate of 6.5%, and is not convertible. The Company can redeem the subsidiary's preferred stock any time and the entity related to an officer and majority shareholder of the Company can call for redemption of the subsidiary's preferred stock any time after December 31, 2008.

Related Party Charter Flights and Aircraft Leasing The Company leases aircraft to Sundance Air, Inc. which is 30% owned by an Officer and majority shareholder of the company. At July 31, 2004, the Company had a receivable of $859,247 and carried lease deposits of $95,700. During the three and nine months ended July 31, 2004 the Company, recorded leasing revenues of $287,100 and $998,908, respectively, and charter service revenues of $850 and $209,454, respectively. The Company further recorded payments of $102,150 which the Mallette Family, LLC collected from Sundance Air, Inc. on behalf of the Company during this period. These amounts were offset against the outstanding related party note payable.

Note Payable   Related Party-  In connection with the purchase of the aircraft the Company issued a note to an entity related to an officer and majority shareholder of the Company in the amount of $1,476,381. The note payable dated July 31, 2003, bears interest rate of 6.5% and called for payments of $33,624 due for 14 monthly installments with the balance due November 1, 2004. Through October 31, 2003, Mallette Family, LLC collected $282,456 from Sundance Air, Inc. on behalf of the Company and recorded principle and interest payments of $259,197 and $23,259, respectively, against the note. Mallette Family LLC further made note payments of $43,312, net of interest of $754, on behalf of the Company during the period ended October 31, 2003. During the nine months ended July 31, 2004, Mallette Family, LLC. collected $102,150 from Sundance Air, Inc. on behalf of the Company and recorded principle and interest payments of $97,962 and $4,188, respectively. The entity related to an officer and majority shareholder of the Company has agreed to forestay future payment until required by the note's balloon payment which was due November 1, 2004 but has been extended for a period of at least one year from July 31, 2004 by the note holder.

In connection with the purchase of aircraft from an entity related to an officer and majority shareholder of the Company, the Company has entered into a Note Payable in the amount of $86,019. This note bears interest at 6.5% and is callable on or after August 1, 2005 at note holder's option.

The following is a summary of notes payable to related parties:

                                                  July 31,     October 31,
                                                    2004           2003
                                               _____________   _____________
        Notes payable   related party          $   1,725,668   $   1,261,250
        Less current portion                         558,193          97,962
                                               _____________   _____________
        Long-term portion                      $   1,167,475   $   1,163,288
                                               _____________   _____________

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10   LONG TERM DEBT

Notes payable arose from the purchase of aircraft during July and December 2003 [See Note 7] and consisted of the following at July 31, 2004:

Note payable, assumed at July 31, 2003 with a balance of $1,136,160, due
  March 28, 2007. Interest rate of Lender Prime + 1% or 6% at October 31, 2003. Secured by 1984 Beech 1900 C, Reg #N-194GA. Personally
  guaranteed by an officer/shareholder                               $943,897

Note payable, $2,750,000, assumed at July 31, 2003 with a balance due of
  $2,085,407, due December 28, 2008. Interest rate at Lender's prime rate or 4% at July 31, 2004. Secured by 1900C, Reg # N-198GA and
  N-172GA. Personally guaranteed by an officer/shareholder.         1,856,237

Note payable, assumed at July 31, 2003 with a balance of $3,850,000, due
  September 29, 2007. Interest rate of Lender Prime or 4% at July 31, 2004. secured by 1900C, Reg # N-154GA, N-1195GA, and 153GA. Personally
  guaranteed by an officer/shareholder                              3,412,500

Note payable, issued April 12, 2004 for $598,713 due April 11, 2009.
  Interest rate of 6.5%.secured by 2 Beech 99's, Reg # N-955AA and N-99GH.
  Personally guaranteed by an officer/shareholder.                    562,900
                                                                    _________
                                                                    6,775,534
                                                                    _________
                              Less current portion                 (1,251,990)
                                                                    _________
                              Long-term portion                    $5,523,544
                                                                    _________

  The estimated aggregate maturities required on long-term debt for each of the individual years at July 31, are as follows:
                     2005                              $1,251,990
                     2006                               1,316,691
                     2007                               1,349,406
                     2008                               1,081,390
                     2009                               1,776,057
                                                      ___________
                                                       $6,775,534
                                                      ___________

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

NOTE 12   STOCKHOLDERS EQUITY

Common Stock - The Company is authorized to issue 20,000,000 shares of $.001 par value common stock. As of July 31, 2004, 11,122,000 shares are issued or outstanding.

The Board of Directors approved the issuance of 100,000 shares of common stock for consulting services to a third party. The shares were issued at $0.58 per share in May 2004.

In February 2004, the Company issued 22,000 shares of common stock to settle accounts payable of $42,977.

Preferred Stock - The Company is authorized to issue 1,000,000 shares of $.001 par value preferred stock with such rights and preferences and in such series as determined by the Board of Directors at the time of issuance. No shares are issued or outstanding as of July 31, 2004.

Preferred Stock Subsidiary   The Company's subsidiary Alpine Aviation, Inc. is
authorized to issue 1,000,000 shares of preferred stock with a stated value of $9.104. At July 31, 2004, 1,000,000 shares are issued and outstanding.

Stock option plan - In August 2001, the stockholders approved the adoption of an equity incentive plan. The plan allows the Company to issue incentive stock options (ISO's), non-statutory stock options and restricted shares to employees, directors, and consultants of the Company. Annually, commencing January 2002, the aggregate number of shares of the Company's common stock available for award under the plan shall increase by the lesser of 250,000 or seven percent of the outstanding stock less the number of shares previously authorized for the plan. As of July 31, 2004 and 2003 a total of 770,000 shares of the Company's common stock have been reserved for issuance under the plan, respectively. At July 31, 2004, 587,235 options are available for issuance under the plan. The plan terminates, and no further options may be granted after August 18, 2011.

Stock Option Grant   Subsequent to July 31, 2004, the Company intends to offer
a grant of stock options to compensate employees for a 10% reduction in pay in 2003.

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

A summary of the status of the options outstanding under the Company's stock option plans are presented below:
                                          July 31, 2004     October 31, 2003
                                  ______________________ _____________________
                                        Weighted Average    Weighted Average
                                  Shares  Exercise Price Shares Exercise Price
                                  ________ _____________ _________ ___________
Outstanding at beginning of period 182,765         $7.60   197,052       $7.60
  Granted                                -             -         -           -
  Exercised                              -             -         -           -
  Forfeited                              -             -   (14,287)       7.50
  Expired                                -             -         -           -
                                  ________ _____________ _________ ___________

  Outstanding at end of Period     182,765         $7.60   182,765       $7.60
                                  ________ _____________ _________ ___________
Weighted average fair value of
options granted during the year          -             -         -          -
                                  ________ _____________ _________ __________

A summary of the status of the options outstanding under the Company's stock option plans and employment agreements at July 31, 2004 is presented below:

                       Options Outstanding           Options Exercisable
______________________________________________________________________________
Range of           Weighted-Average Weighted Average          Weighted-Average
Exercise  Number     Remaining         Exercise        Number         Exercise
Prices  Outstanding Contractual Life    Price       Exercisable          Price
______________________________________________________________________________
$7.50-$8.25  182,765  5.75 years        $7.60            156,099     $7.60

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - INCOME (LOSS) PER COMMON SHARE

The following data show the amounts used in computing net income (loss) per common share, for the three and nine months ended July 31,:
                                 Three Months Ended      Nine months Ended
                                       July 31,             July 31,
                                ____________________   ____________________
                                  2004        2003       2004       2003
                                __________ _________   __________ _________
Net income (loss) available to
   common shareholders          $ (192,329)$(331,795) $(1,032,487)$(456,441)
                                __________ _________   __________ _________

Weighted average number of common
  shares used in basic EPS      11,116,565 11,000,000  11,045,161 11,000,000

 Dilutive effect of stock options   N/A        N/A         N/A        N/A
                                __________ __________  __________ __________
 Weighted average number of common
  shares and dilutive potential
  common stock used in diluted EPS  N/A        N/A         N/A        N/A
                                __________ __________  __________ __________

For the three and nine months ended July 31, 2004, 182,765 outstanding options were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive. During December 2003 the Company issued 1,000,000 series A, 6.5% preferred shares of the Company's subsidiary Alpine Aviation, Inc. with a stated value of $9.104 per share, for the purchase of aircraft. These preferred shares have no voting rights and are not convertible into common stock.

NOTE 14 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes [SFAS No. 109]. SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At July 31, 2004 and October 31, 2003, respectively, the total of all deferred tax assets was approximately $1,348,000 and $60,000 and the total of the deferred tax liabilities was approximately $0 and $665,000. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - INCOME TAXES [Continued]

The components of income tax expense (benefit) from continuing operations for the nine months ended July 31, 2004 consist of the following:
                                                      2004       2003
                                                 ___________   ___________
     Current income tax expense (benefit):
      Federal                                    $  (103,297)  $    72,032
      State                                          (30,118)       13,520
                                                 ___________   ___________
       Current tax expense (benefit)             $  (133,415)  $    85,552
                                                 ___________   ___________
     Deferred tax expense (benefit) arising from:
      Excess of tax over financial accounting
        depreciation                             $ 1,313,577   $     4,627
      Deferred gain                                 (318,330)            -
      Allowance for bad debt                         (89,963)            -
      Reserve for accrued vacation                    (1,297)       28,268
      Accrued interest                               (25,036)            -
      Alternative minimum tax credit                   5,815             -
      Foreign net operating loss carryforward        (23,639)            -
      Net operating loss carryover                  (653,438)            -
      Valuation allowance                             23,639             -
                                                 ___________   ___________
       Net deferred tax expense (benefit)        $   231,328   $    32,895
                                                 ___________   ___________
Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the company's effective rate is as follows as of July 31,:
                                                                 2004
                                                              ___________

     Computed tax at the expected statutory rate                   8.15%
     State and local income taxes, net of federal benefit         (1.43)%
     Change in valuation allowance                               (20.41)%
     Excess of tax over financial accounting depreciation        (61.62)%
     Alternative minimum tax credits                              (5.02)%
     Other Items                                                  (4.21)%
                                                              ___________

       Income tax expense                                        (84.54)%
                                                              ___________

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - INCOME TAXES [Continued]

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset (liability) for the nine months ended July 31, 2004 and at October 31, 2003:

                                                 July 31,  October 31,
                                                   2004       2003
                                               ___________ ___________
     Allowance for bad debt                    $   108,943 $    18,980
     Unrealized gain on marketable securities        1,564      15,345
     Reserve for accrued vacation                   27,290      25,994
     Accrued interest                               25,036           -
                                               ___________ ___________
               Net current tax assets              162,833      60,319
                                               ___________ ___________
     Capital Loss carryforward                     146,622     146,622
     Foreign net operating loss carryforward       200,796     177,157
     Net operation loss carryforward               653,438           -
     Valuation allowance                       (1,532,330)   (323,779)
     Alternative minimum tax credits                49,026      54,841
     Excess of tax over book accounting
        depreciation                               164,118    (719,626)
     Deferred sales                                318,330
                                               ___________ ___________
               Net deferred tax (liability)      1,184,912    (664,785)
                                               ___________ ___________

As of July 31, 2004 Alpine Air Chile has foreign net operating loss carryforwards of approximately $1,339,000. The Company also has capital loss carryforwards of approximately $388,000 that expire as follows: $165,000 in 2004 and $223,000 in 2005 and a net operation loss carryforward of approximately $1,721,000 that expires in 2024. A valuation allowance in the amount of approximately $347,000 was recorded at July 31, 2004, due to uncertainty of whether the company is more than likely not to generate sufficient capital gains and foreign income to utilize the benefit of these loss carryforwards before their expiration. The change in the valuation allowance for the nine months ended July 31, 2004 and 2003 was approximately $24,000 and $33,000, respectively.

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

Financial information summarized by geographic segment for the nine months ended July 31, 2004 is listed below:

                                   Income (loss)     Long-
                                   before income    lived     Total
                        Revenues      taxes      assets, net  assets
                    ___________      _________   __________ ___________
  United States     $10,175,393      $  41,772 $18,434,429 $25,762,379
  Chile                 243,895       (157,596)       7,076      66,899
                    ___________      _________   __________ ___________
  Reportable
  segments total    $10,419,288      $(115,824) $18,441,505 $25,829,278
                    ___________      _________   __________ ___________

Financial information summarized by geographic segment for the three months ended July 31, 2004 is listed below:

                                   Income (loss)     Long-
                                   before income    lived     Total
                        Revenues      taxes      assets, net  assets
                    ___________      _________   __________ ___________
  United States     $ 4,927,918      $ 233,136  $18,434,429 $25,762,379
  Chile                  37,840        (38,388)       7,076      66,899
                    ___________      _________   __________ ___________
  Reportable
  segments total    $ 4,965,758      $ 194,748  $18,441,505 $25,829,278
                    ___________      _________   __________ ___________

Financial information summarized by geographic segment for the nine months ended July 31, 2003 is listed below:

                                   Income (loss)     Long-
                                   before income    lived     Total
                        Revenues      taxes      assets, net  assets
                    ___________      _________   __________ ___________
United States       $ 7,589,626      $ 312,294  $19,026,099 $20,977,064
Chile                   102,373       (650,288)       9,986     348,598
                    ___________      _________   __________ ___________
Reportable
segments total      $ 7,691,999      $(337,994) $19,036,085 $21,325,662
                    ___________      _________   __________ ___________

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - SEGMENT INFORMATION [Continued]

Financial information summarized by geographic segment for the three months ended July 31, 2003 is listed below:

                                   Income (loss)     Long-
                                   before income    lived     Total
                        Revenues      taxes      assets, net  assets
                    ___________      _________   __________ ___________
United States       $ 1,832,388      $(222,355) $19,026,099 $20,977,064
Chile                    42,107       (193,925)       9,986     348,598
                    ___________      _________   __________ ___________
Reportable
segments total      $ 1,874,495      $(416,280) $19,036,085 $21,325,662
                    ___________      _________   __________ ___________

NOTE 16 - CONCENTRATIONS

U.S. Postal Service Contracts - The Company receives the majority of its revenues from contracts with the U.S. Postal Service (USPS). For the nine months ended July 31, 2004 and 2003, the revenues from contracts with the USPS represented 78% and 74% of total revenues, respectively. For the three months ended July 31, 2004 and 2003, the revenues from contracts with the USPS represented 90% and 81% of total revenues, respectively. At July 31, 2004 and October 31, 2003, accounts receivable from the USPS totaled $1,673,131 and $465,020, or 57% and 95%, respectively. The contracts currently in effect with USPS will expire between August and November 2006 for mainland US operations and in April 2007 for Hawaii with certain renewal provisions for an additional 2 years. The loss of this customer would have a material negative effect on the operations of the Company.

Aircraft Leases   The Company leases aircraft to Sundance Air, Inc. located in
Puerto Rico and Colorado and is 30% owned by an Officer and majority shareholder of the Company. [See Note 8 and Note 19]

Engine Overhauls   The Company leased several aircraft from Mallette Family
LLC an entity owned by the Company's Officer and majority shareholder through July 31, 2003 and paid the lessor an hourly rate for engine usage, as the lessor was responsible for overhaul expense. During August 2003 one of the aircraft purchased suffered an engine failure resulting in the Company accruing a contingent liability for $134,500 for replacement of the engine as the Company adopted a policy to expense the cost of engine overhauls at the time the expense is incurred. At July 31, 2004 and October 31, 2003 the balance of estimated contingent liability was $25,000 and $134,500 respectively.

The Company operates its aircraft under a certificate which allows it to accumulate time between overhauls (TBO) in excess of manufacturer's recommendations. The Company regularly inspects its engines. A majority of the engines used by the Company have accumulated TBO in excess of manufacturer's recommendations.

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

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17   COMMITMENTS AND CONTINGENCIES

401(k) Profit Sharing Plan - The Company had an employee benefit plan under
Section 401(k) of the Internal Revenue Code. Employees who had at least three months of service with the Company were allowed to contribute a portion of their compensation up to the federal limit to the plan. The Company contributed an additional 50 percent of the amount contributed by employees up to a maximum of 3 percent of compensation. Participants were fully vested in employer contributions after two years of service. For the nine month period ended July 31, 2003, the Company contributed $11,431. During August 2003, the Company's Board of Directors approved and terminated the Company's 401(k) Profit Sharing Plan.

Litigation - In December 2002, the Company, Eugene Mallette (CEO) and Kenneth
D. Holliday (a former consultant and current director) were named in a lawsuit for damages in the amount of $2 million per defendant. The suit alleges that an officer of the Company misappropriated what is purported to be confidential information obtained from a current board member. The Company and its officer and directors deny the allegations, have retained counsel to vigorously defend the lawsuit and are actively working to negotiate a settlement with the parties involved. It is not possible at this time to reasonably estimate the impact, if any on the Company's financial statements.


NOTE 18   GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company experienced a significant loss from operations during the year ended October 31, 2003 and in the current year which management believes resulted from the operations of Alpine Air, Chile, the temporary loss of USPS contract, the decreased rate per pound negotiated in the new USPS contract, the return of aircraft to the note holder, and the failure of an aircraft engine. This raised concern about the ability of the Company to continue as a going concern. The Company has mitigated the recent losses through management plans which have included a new USPS contract in Hawaii, the reduction of any further significant investment into Alpine Air Chile, reduction of payroll and related expenditures, the purchase of the aircraft from the lessor seeking to reduce the liquidity demands on the Company and entered into an agreement to postpone the payments on the related party notes payable and the dividends on referred stock due to the Company's officer and majority shareholder.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19   SUBSEQUENT EVENTS

Legal Issues   The Company is pursuing legal actions under arbitration to recover aircraft under lease to a third party.

Aircraft Purchase   During the quarter, the Company began negotiations for the purchase of SAAB aircraft.  These negotiations have not been finalized.

In addition, in August 2004, the Company acquired an aircraft for $500,000 which was financed with a loan from the bank.

Plane Crash   On August 17, 2004, one of the Company's Beech 99 aircraft, along with two individuals including the pilot, were lost in a plane crash near Great Falls, Montana. Investigations into the cause of the accident are being conducted by the Company and regulatory agencies.

Stock Option Grant   Subsequent to July 31, 2004, the Company intends to offer
a grant of stock options to compensate employees for a 10% reduction in pay in 2003.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

General.
--------

     Since the Company was awarded the multi-year U.S. Postal Service ("USPS") contract in April, 2004 for the Hawaiian islands, our cargo volumes have grown to be their highest in recent years. Our volumes for so far this year are nearly twice as much as those for all of 2003. We continue to transport approximately 50 tons of mail daily, with approximately 125 tons expected to be transported per night during the Christmas season.

     Cargo volumes so far for the year are approximately 10,212 tons, up 76% over the same period last year. In addition, cargo volumes for the second quarter of this year were approximately 5,928 tons, up 482% over the same quarter last year. We expect to continue to experience these increases in mail volume and as we enter the Christmas season.

     We continue to record added revenue through the leasing of some of our aircraft. Revenues for the first half of this year from our foreign operation in Chile are up $141,522 over the same period last year and continues to record losses for the year. In addition, there has been an interruption of air transportation services as a result of damages to the aircraft that are pending repair. As a result, the Company has scaled back the staff and operating costs to a minimum while evaluating options for repair and recovery of the aircraft and the continuation of the business.

     Although we are experiencing higher cargo volumes, our current contracts with the USPS are providing less revenue per pound than our former contracts. This reduction in per-pound revenue is due to the open bidding process involved in obtaining our current contracts.

     The USPS now requires scanning equipment and EDI be installed by all air carriers to better track their mail. This has been an expensive proposition, continuing to reduce profitability and requiring additional personnel and EDI services and providers. While in full compliance with the scanning requirements of the USPS' AMOT contract, we continue to look for solutions which will support USPS requirements while becoming more cost efficient.

     For fiscal 2004, we recognized the need to expand our customer base and won the bid for the USPS air cargo delivery contract for Hawaii. In addition, we continue to seek alternate sources of revenue as well as additional cost saving measures. As part of this effort, we are making preparations to deliver packages to the Hawaiian islands for local businesses from Honolulu.

     Our management team is focusing on marketing air cargo services to integrated carriers and freight forwarders. We are hopeful that as the economy rebounds more strongly and air cargo increases, our ability to be responsive, particularly to smaller companies, will allow us to generate new revenue sources.

     As one of our revenue-enhancing strategies for 2004, we began marketing available aircraft for lease. With the purchase of aircraft from Mallette Family, LLC, the Company assumed operating leases of five aircraft. We currently derive base rents of $20,800 per aircraft per month for four Beech 1900 aircraft, in addition to $150 per flight hour. In December, 2003, we added a Beech 99 to our leased fleet. The base rent for this aircraft is $12,500 per month plus $75 per flight hour.

Liquidity and Capital Resources.
--------------------------------

     We have a working capital position of $1,582,359, as of July 31, 2004, as compared to working capital on October 31, 2003, of $44,973. This change in working capital was principally the result of the sale of two aircraft that brought $1,300,000 in cash proceeds to help fund startup and flight operating expenses to support our new operation in Hawaii. Through strong efforts by management to maximize its cash resources during the start up of the new Hawaii operation, the Company has improved its working capital position by showing a net increase of $1,315,614 in receivables from increased cargo volumes, a net increase of $471,057 in receivables for leases of aircraft to a related party, increases of $204,299 in parts inventories to support Hawaii, increases in our income taxes receivable of $193,460 and in our deferred tax assets of $102,510, and deposits for aircraft leases and purchases for $250,000. These increases in working capital were offset by an increase of $1,274,459 in general accounts payable transactions, an increase in accrued liabilities of $104,915 and then improved by reductions in current portions of notes payable and related party payables of $312,685 and a $109,500 reduction of a contingent liability for the repair of a failed engine owed to a third party.

     During the quarterly period ended July 31, 2004, our Chilean operations registered a net loss of $38,388 before income taxes, as compared to a net loss of $193,925 before income taxes in the quarterly period ended July 31, 2003. For the year 2004, the operation reports a loss of $157,596. In August, the aircraft sustained damages to it's propellers and engines which has kept it grounded until it can be repaired. As a result, the Company has cut back personnel to a minimum staff to minimize the impact of this interruption of business. While the local area continues to show interest in having air transportation services available to the public, the Company cannot provide any assurances that this business will become profitable or continue.

     During the quarterly period ended July 31, 2004, we experienced a net income of $135,171. Income before taxes was $194,748 for the quarter.
The Company has shown a profit for consecutive quarters following the start-up of the new operation in Hawaii in April, 2004. We continue to take steps to manage and monitor operating expenses for our mainland flight operations as we continue to support the rollout of our business in Hawaii. We are not making any further significant investments in Alpine Air Chile operations, and we have negotiated with our related party note holder to defer payments on our note and dividends on subsequently issued preferred stock. Payments and dividends are expected to resume May 1, 2005.

     For the nine months ended July 31, 2004, net cash used by operating activities was $75,690. Depreciation increased to $1,119,738 during the nine months ended July 31, 2004, as compared to $126,433 in the nine months ended July 31, 2003, due to our purchase of aircraft in the fourth quarter of 2003 and the first quarter of 2004. The increase in trade accounts payable of $1,317,437 was offset by increases in trade accounts receivable and related party receivables totaling $2,023,667. There were also deposits for aircraft of $250,000 along with over $150,000 in other net uses of cash from operating activities during the year. In the nine months ended July 31, 2003, operating activities provided net cash of $143,830.

     Investing activities for the nine months ended July 31, 2004, provided $1,073,075 in cash primarily from the proceeds of the sale and leaseback of two aircraft. In the nine months ended July 31, 2003, investing activities provided net cash of $414,403.

     During the nine months ended July 31, 2004, financing activities used net cash of $966,964. We paid $992,722 on notes payable and $194,941 on notes payable related party during this period, which was partially offset by an increase in bank overdraft of $204,575. Net cash used in financing activities was $878,616 during the nine months ended July 31, 2003 which is the result of the aircraft that were acquired as described in Note 6 of the financial statements.

     Exchange rate changes with respect to the Chilean peso used $1,120 in cash flows in the nine months ended July 31,2004, as compared to $ 4,637 that was provided in the nine months ended July 31, 2003. Net changes in cash and cash equivalents were $29,301 and $(315,746), respectively, during these periods. Cash and cash equivalents were $155,777 and $178,711, respectively, at July 31, 2004, and 2003.

Results of Operation.
---------------------

    Three months ended July 31, 2004 and 2003.
    -------------------------------------------

     During the quarter ended July 31, 2004, we had a net income of $135,171, with a net loss available to shareholders of $192,329, or ($0.02) per share, versus a net loss of $331,795, or ($0.03) per share, for the quarter ended July 31, 2003.

     Revenue for the quarter ended July 31, 2004, was $4,965,758, of which $4,498,157 consisted of revenue from operations and $467,601 was derived from public services. This represents an increase of approximately 165% from our 2003 revenues of $1,874,495. This increase in revenue is primarily the result of our new cargo operations in Hawaii which generated over $2,700,000. This was more than twice the amount of operations revenue recorded by the same quarter in 2003 following the renewal of the USPS contracts.

     Total direct costs were $4,176,754 in the quarterly period ended July 31, 2004, as compared to $1,979,695 in the same period for the prior year when the Company suffered an interruption in business until certain contracts with the
USPS were renewed.   The costs of labor, fuel and ground handling fees are
significantly higher this year as a result of the new operations in Hawaii.
We are recording higher depreciation expenses as a result of owning our aircraft. In addition, with supporting the operation in Hawaii, we are leasing aircraft for routes in the mainland US to cover routes by aircraft that were sent to Hawaii until we are able to provide our own aircraft to cover those routes. As we started to acquire our own aircraft in July, 2003, the cost of repairing them became the direct responsibility of the Company. For the quarter ended July 31, 2004, maintenance costs were 26% higher than the same period last year. Regular maintenance costs on aircraft currently out on lease contracts are the responsibility of the lessee. While leased aircraft requiring overhaul or major component repair remain our financial responsibility, engine reserve fees have been factored into our leasing revenue structure to compensate us for these costs.

     Operating expenses increased from $387,370 during the quarter ended July 31, 2003, to $486,346 during the quarter ended July 31, 2004. These increases were primarily due to increases in professional services such as attorneys, auditors and consultants.

     During the quarter ended July 31, 2004, other income (expense) rose from net income of $76,290 in July, 2003 to net expense of $(107,910). Interest income decreased by $46,738 as a result of the satisfaction of the note receivable from Mallette Family, LLC, as part of the aircraft purchase in
July, 2003.   Interest expense was $110,666 for the quarter ended July 31,2004 primarily on notes payable to the bank for the acquisition of aircraft. Due to the U.S. dollar's advance against the Chilean peso, we had a gain of $1,740 on foreign currency translation.

     Nine months ended July 31, 2004 and 2003.
     -----------------------------------------

     During the nine months ended July 31, 2004, and 2003, operating revenues totaled $10,419,288 and $7,691,999, respectively. During these periods, revenues from operations increased to $8,317,065 from $5,685,239, and revenue from public services increased somewhat to $2,102,223 from $2,006,760. Total direct costs in these periods were $8,784,713 and $6,868,921, respectively. In keeping with our changes in operating revenues, direct costs from operations increased by approximately $1,735,841, with direct costs from public services increasing by approximately $179,951.

     Operating expenses totaled $1,386,742 in the nine months ended July 31, 2004, as compared to $1,381,133 in the same period last year. Both general and administrative expenses and payroll and benefits expenses declined, due to cost savings initiatives implemented by management to reduce salaries, wages and benefits costs. However there has been an increase of $156,446 in professional services for attorneys, auditors and consultants this year over last year.

     During the nine months ended July 31, 2004, other income (expense) changed from income of $220,061 to an expense of $363,657. Interest income declined from $142,115 to $2,548 as a result of the satisfaction of the note receivable from Mallette Family, LLC, stemming from the aircraft purchase in July, 2003. Interest expense was $374,573 for the nine months ended July 31, 2004, as compared to $8,868 in the year-ago period as a result of the debt assumed through the purchase of aircraft on July 31, 2003, and December 15, 2003. Due to the U.S. dollar's rise against the Chilean peso, we had a gain of $6,729 on foreign currency translation.

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

Item 3.   Controls and Procedures.

     As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Director of Accounting, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Director of Accounting concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     On December 20, 2002, Alpine Air, Alpine Aviation, Eugene Mallette (our
CEO), and Kenneth D. Holliday, a former consultant and current director, were named as defendants in Case No. 2002CV63156, filed in the Superior Court of Fulton County, State of Georgia, by North South Airways, Inc., a Georgia corporation ("North South"). The lawsuit alleges that Mr. Holliday breached his duty to North South by supplying confidential information to Alpine Air and its subsidiaries in breach of his obligations to North South. The complaint also alleges that Alpine Air and Mr. Mallette misappropriated this information and seeks damages in the amount of $2 million per defendant. The defendants were served with the summons and complaint in this matter on December 26, 2002. All defendants are vigorously disputing each claim and the case is currently in the discovery stage. We are currently working to negotiate a settlement of this action. However, it is presently to early to predict the final terms of any settlement that we may reach, or whether we will successfully reach any settlement at all.

     The Company was named in a lawsuit by a former employee for claims of approximately $50,000 related to wrongful termination.

     Alpine Air has also been notified of a second lawsuit by a former employee for claims of wrongful termination, which the parties have agreed to resolve via binding arbitration. This case has been settled for nominal nuisance value.

     The Company leases five aircraft to Sundance Air, Inc., which is in arrears in its payments. The parties have negotiated an arrangement whereby Sundance will return the aircraft over a period of time. We expect that the first aircraft will be delivered in mid-September, 2004. We are also in the process of negotiating a payment plan for Sundance.

Item 2.   Changes in Securities.

     In May 2004, the Board of Directors authorized the issuance of 100,000 shares of common stock for consulting services to a third party at $0.58 per share.

     In February 2004, the Company issued 22,000 shares of common stock to settle an accounts payable of $42,977.

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

Item 6.   Exhibits and Reports on Form 8-K.

     (a) Exhibits.

      Exhibit No.          Description
      -----------          -----------

         31.1              302 Certification of Eugene R. Mallette

         31.2              302 Certification of Gerald W. Lefavor

         32                906 Certification

     (b) Reports on Form 8-K.*

         Current Report on Form 8-K, dated December 15, 2003, which was filed with the Securities and Exchange Commission on December 31, 2003 and amended on August 6, 2004. (CLB Agreement).

         * These documents and related exhibits have previously been filed with the Securities and Exchange Commission and are incorporated herein by this reference.

                                SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ALPINE AIR EXPRESS, INC.


Date: 9-13-2004                          By: /s/ Eugene R. Mallette
      ---------                             ------------------------
                                            Eugene R. Mallette, Chief
                                            Executive Officer and Director


Date: 9-13-2004                             /s/ Gerald W. Lefavor
      ---------                             ------------------------
                                            Gerald W. Lefavor, Director of
                                            Accounting


Date: 9-13-2004                             /s/ Max A. Hansen
      ---------                             ------------------------
                                            Max A. Hansen, Secretary/Treasurer
                                            and Director


Date: 9-13-2004                             /s/ Joseph O. Etchart
      ---------                             ------------------------
                                            Joseph O. Etchart, Director


Date: 9-13-2004                             /s/ Kenneth D. Holliday
      ---------                             ------------------------
                                            Kenneth D. Holliday, Director

Date: 9-13-2004                             /s/ David R. Bruck
      ---------                             -------------------
                                            David R. Bruck, Director