Form 10KSB
period 2004-10-31
ALPINE AIR EXPRESS INC/DE
filed 2005-01-31
CIK 1092807

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB
(Mark One)

  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

     For the fiscal year ended October 31, 2004
                               ----------------

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

     State issuer's revenues for its most recent fiscal year: $14,958,446
                                                              -----------
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $898,142.40 as of January 27, 2005.

    (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                Not applicable.
                                ---------------

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 26, 2005, the Registrant had 11,122,000 shares of common stock issued and outstanding.

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

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No
[X]

                                    PART I

                      ITEM 1. DESCRIPTION OF BUSINESS

Background
----------

     Alpine Air Express, Inc., a Delaware corporation ("Alpine Air"), is engaged in the air cargo business through its wholly owned subsidiary, Alpine Aviation, Inc., a Utah corporation ("Alpine Aviation"). Alpine Aviation was organized on October 7, 1975, in the state of Utah. Alpine Aviation has been operated by the same management since 1986. Alpine Aviation is an air cargo operator, transporting mail packages and other time-sensitive cargo between 16 cities in the western portion of the mainland United States with a new air cargo operation serving all of the Hawaiian Islands since the end of April 2004, and has operated a small passenger air service in Chile, S.A. Alpine Aviation began its operations in the 1970's with the intent of being a regional charter and cargo carrier. After present management acquired control in 1986, Alpine Aviation began to focus less on the charter or passenger services and more on the cargo aspects of the airline industry. Throughout most of the 1990's, Alpine Aviation has focused more and more on hauling mail for the United States Postal Service because of their favorable contracts, routes and payment practices. As a result of this focus, approximately 81% of Alpine Aviation's revenues now come from the Postal Service.

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

Routes and Delivery
-------------------

     Alpine Aviation currently has 12 aircargo routes covering 16 western cities in four states in the mainland U.S. and 21 routes covering all of the Hawaiian Islands. Most routes are flown every day and some multiple times per day. In fiscal 2004, Alpine Aviation transported 16,300 tons of cargo. The largest component of Alpine Aviation's cargo mix is U.S. mail, which accounted for approximately 81% of our fiscal 2004 revenue. Alpine Aviation has consistently garnered awards from the U.S. Postal service for timeliness, ranking in the top 10% for on time performance among contract carriers for the U.S. Postal Service ("USPS"). The USPS delivers and picks up all cargo we carry at the aircraft, unless other arrangements are called for separately by the contract. When the USPS delivers and picks up the mail at the side of our aircraft, we are able to reduce our costs significantly.

     Alpine Air Chile currently uses one Beechcraft 99 passenger/cargo aircraft to provide passenger service between Puerto Montt and Chaiten. The aircraft is also configured to allow limited cargo service between these two points.

     Prior to 2004, Alpine Aviation and Alpine Air Chile leased 22 aircraft on two national certificates. All of these aircraft are smaller turbo-prop aircraft. In 2004, with the acquisition of aircraft, we operate 30 aircraft on two national certificates. The largest aircraft in our fleet is a Beechcraft 1900, which holds approximately 5,400 pounds of cargo. Our other aircraft type is the Beechcraft 99, which hold 3,400 pounds of cargo. All of our aircraft have been acquired from the lessors, Mallette Family, LLC and CLB Corporation, and from Raytheon Corporation.

     On July 31, 2003, Alpine Aviation purchased 16 aircraft from Mallette Family, LLC, for a total price of $17,330,569. This purchase was made up of 14 Beechcraft 1900's and two Model 99's. After taking into account certain credits due to Alpine Aviation and Alpine Aviation's assumption of underlying debt, the net purchase price was $1,476,381, for which amount Alpine Air has executed a promissory note payable in 14 monthly payments of $33,624.29, with a balloon payment initially due on November 1, 2004 which has been deferred to
November 1, 2006.   This net purchase price reflects a downward adjustment of
$241,612 to take into account a higher debt assumption by Alpine Aviation than the parties had originally recorded. This transaction was disclosed in a Current Report on Form 8-K dated July 31, 2003, which was filed with the Securities and Exchange Commission on August 15, 2003, and which is incorporated herein by reference. See Part III, Item 13 of this Annual Report.

     On December 15, 2003, Alpine Aviation purchased 16 Beechcraft Model 99's from CLB Corporation for a total purchase price of $9,900,000. After deductions for certain credits due to Alpine Aviation and the assumption of underlying debt, the net purchase price was $9,103,966. This purchase was disclosed in a Current Report on Form 8-K, as amended, dated December 15, 2003, filed with the Securities and Exchange Commission on December 31, 2003 and August 6, 2004. This Current Report is incorporated herein by reference. See Part III, Item 13 of this Annual Report.

     Our Company on April 7, 2004, was awarded a new multi-year contract by the U. S. Postal Service. The new contract began service on April 24, 2004. The service, includes routes throughout the Hawaiian Islands, which marks a new region of operation for Alpine Air. This contract was disclosed in a Current Report on Form 8-K, dated April 7, 2004, filed with the Securities and Exchange Commission on April 13, 2004. This Current Report is incorporated herein by reference. See Part III, Item 13 of this Annual Report.

     In April 2004, the Company entered into a sale/leaseback agreement with a third party, wherein, the Company sold an aircraft for $650,000 and entered into an operating lease. The Company has recorded a deferred gain of $355,716 which will be amortized over the life of the lease as an offset to lease expense. The Company's major shareholder/officer has personally guaranteed the loan of the third party for the purchase of the aircraft. In addition, $80,000 of the proceeds from this sale is invested in a time deposit as collateral on the loan by the third party. These funds are recorded as restricted time deposit on the Company's records.

     In June 2004, the Company entered into a sale/leaseback agreement with a third party, wherein, the Company sold an aircraft for $650,000 and entered into an operating lease. The Company has recorded a deferred gain of $517,929 which will be amortized over the life of the lease as an offset to lease expense. In addition, $80,000 of the proceeds from this sale is invested in a time deposit as collateral on the loan by the third party. These funds are recorded as restricted time deposits on the Company's records.

     On February 18, 2004, the Company retained the services of Mr. Gerald W. (Gerry) Lefavor. On April 27, 2004, the Company named him as Director of
Accounting.   Mr. Lefavor assumed the accounting responsibilities previously managed by Ms. Leslie Hill, who resigned as CFO of the Company. This change was disclosed in a Current Report on Form 8-K, dated April 27, 2004, filed with the Securities and Exchange Commission on April 27, 2004. This Current Report is incorporated herein by reference. See Part III, Item 13 of this Annual Report.

     On October 8, 2004, StoneTree Group, LLLP ("IFW"), a Delaware corporation, executed a Stock Purchase Agreement by which Universal Express, Inc., a Nevada corporation ("Universal Express") was to acquire 80% of the Company's issued and outstanding common stock (the "Agreement") in exchange for total consideration to IFW of $12 million. IFW is the entity from whom the controlling interest was to be obtained. In addition, at closing, Universal Express was to pay to the Company the sum of $2 million, to be used solely for usual and customary business purposes. Universal Express was also required to refinance up to $8 million in Company debt and, no later than January 31, 2005, to obtain the release of IFW from all guarantees for such indebtedness. This proposed purchase was disclosed in a Current Report on Form 8-K, dated October 8, 2004, filed with the Securities and Exchange Commission on October 15, 2004. This Current Report is incorporated herein by reference.
See Part III, Item 13 of this Annual Report.

     On January 21, 2005, which is subsequent to the period covered by this Report, Universal Express' and IFW announced their agreement to assign Universal Express' rights under the Stock Purchase Agreement to Capitalliance Financial Services, LLC ("Capitalliance"). To the Company's knowledge, the terms of the acquisition by Capitalliance will be substantially different from the terms of the acquisition by Universal Express. However, to the Company's knowledge, no definitive agreement has been reached between Capitalliance and IFW.

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

Employees
---------

     The Company has 112 employees, 62 of which are full time, including 8 in administration and 75 in flight operations, which includes 33 pilots. No employees belong to any labor union or have employment contracts.

                     ITEM 2. DESCRIPTION OF PROPERTIES

     Alpine Air is headquartered in its owned facility located in Provo, Utah. This facility is on leased property at the Provo Municipal Airport. The lease has a term of 30 years, and will expire in 2030. We also have two five-year options to extend the lease. Alpine Air currently pays a monthly rent of $833. The rental amount is to be adjusted every two years based on changes in the consumer price index. Our hangar consists of approximately 25,000 square feet with attached corporate offices. The hangar and offices have been paid for at a cost of approximately $1,200,000.

     We also lease a 10,403 square foot hangar in Billings, Montana at the Logan International Airport at a lease rate of $16,682 per year, or $1,474 per month. This lease is for a term of five years, ending October 31, 2007.

     We also have permits to lease and use hangar and office space with the State of Hawaii, Department of Transportation for our air cargo operations serving the Hawaiian Islands.

     We carry extensive insurance coverage on all facilities as well as aircraft. Management believes our insurance coverage is adequate to cover any damage to our facilities or aircraft and any resulting liabilities.

                        ITEM 3. LEGAL PROCEEDINGS

     On December 20, 2002, Alpine Air, Alpine Aviation, Eugene Mallette (our
CEO), and Kenneth D. Holliday, a former consultant and current director, were named as defendants in Case No. 2002CV63156, filed in the Superior Court of Fulton County, State of Georgia, by North South Airways, Inc., a Georgia corporation ("North South"). The lawsuit alleged that Mr. Holliday breached his duty to North South by supplying confidential information to Alpine Air and its subsidiaries in breach of his obligations to North South. The complaint also alleged that Alpine Air and Mr. Mallette misappropriated this information and sought damages in the amount of $2 million per defendant. The defendants were served with the summons and complaint in this matter on December 26, 2002. This matter was settled in September, 2004, for $195,000 paid by Alpine Air.

     This lawsuit was disclosed in a Current Report on Form 8-K, dated December 27, 2002, which we filed with the Securities and Exchange Commission on January 2, 2003, and which is incorporated herein by reference. See Part III, Item 13 of this Annual Report.

     Alpine Air has named in a lawsuit by a former employee for claims of approximately $50,000 related to wrongful termination. We made an offer to settle which was turned down. The plaintiff is not actively pursuing prosecution and we believe the case may be dismissed for lack of prosecution.

     Alpine Air has also been notified of a second lawsuit by a former employee for claims of wrongful termination, which the parties have agreed to resolve via binding arbitration.

     We have been pursuing legal action under arbitration to recover aircraft under lease to a third party. Three of five aircraft were recovered by October 31, 2004. The two remaining aircraft were recovered in November 2004. We are still arbitrating the issue of lease payments due to the Alpine Air.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of stockholders of Alpine Air during the fourth quarter of the fiscal year ended October 31, 2004.

                                PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Alpine Air's common stock is quoted on the National Association of Securities Dealers Electronic Bulletin Board under the symbol "ALPE." Set forth below are the high and low closing bid prices for our common stock for each quarter. These bid prices were obtained from Pink Sheets, LLC, formerly known as the "National Quotation Bureau, LLC," All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Quarter Ended                 High Bid          Low Bid
-------------                 --------          -------

October 31, 2002                $3.40             $2.75

January 31, 2003                $3.05             $2.40

April 30, 2003                  $2.60             $1.15

July 31, 2003                   $2.00             $0.80

October 31, 2003                $1.70             $0.95

January 31, 2004                $1.20             $0.75

April 30, 2004                  $0.85             $0.51

July 30, 2004                   $0.60             $0.40

October 31, 2004                $0.65             $0.35

     We cannot guarantee that the present market for our common stock will continue or be maintained, and the resale of "unregistered" and "restricted" shares pursuant to Rule 144 of the Securities and Exchange Commission may substantially reduce the market price of our common stock.

Holders.
--------

     As of January 26, 2005, there were 11,122,000 shares of common stock outstanding held by approximately 451 active holders of record, including broker-dealers and clearing corporations holding shares on behalf of their customers, as reported by the Company's transfer agent. This figure does not include an indeterminate number of stockholders who may hold their shares in street name.

Dividends.
----------

     Since its inception, Alpine Air has paid no dividends on its common stock, and we do not anticipate that we will pay any dividends in the foreseeable future.

Recent Sales of Unregistered Securities.
----------------------------------------

     Except as indicated below, Alpine Air has not sold any equity securities during the period covered by this Annual Report that were not registered under the Securities Act of 1933, as amended. On November 5, 2003, we issued 22,000 "unregistered" and "restricted" shares to the Gallatin Group in consideration of services rendered valued at $42,977.

     In May, 2004, we issued 100,000 shares of common stock for consulting services to a third party. The shares were issued at $0.58 per share.

     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Item 2.   Management's Discussion and Analysis or Plan of Operation.

General.
--------

     Alpine Aviation Inc. provides air cargo transportation services in the United States in Hawaii, Montana, Texas, and North and South Dakota. We also operated a limited passenger service in Chile. At the end of April 2004, we began operating in Hawaii after receiving the contract awarded there by the U.S. Postal Service ("USPS"). While the USPS is our primary customer, we have begun offering package delivery services for local businesses between the islands in Hawaii.

     In addition to air cargo transportation, the Company leases aircraft to other cargo carriers, provides maintenance service on aircraft owned or operated by third parties, and operates a First Officer Training Program.

     During the fiscal year, cargo volumes rose about 181% over the prior year. This dramatic increase has come from servicing the USPS contract in Hawaii. In 2004, the Company carried over 16,300 tons as compared to 5,800 tons in 2003. These increases have come from only six months of service in the Hawaiian Islands and do not include cargo volumes yet to come from the heaviest season of the year, Christmas. We expect to report additional increases in our annual volume as we continue to provide air cargo transportation services in Hawaii.

     Although we are experiencing higher cargo volumes, our current contracts with the USPS are providing less revenue per pound than our former contracts. The reduction in per-pound revenue is due to the effects of the USPS competitive bidding process.

     Revenues were nearly $15 million in 2004, $4.7 million, or forty-five percent, greater than last year. The primary increase in revenues came from our new business in Hawaii. During the next twelve months we anticipate increased revenues from air cargo transportation.

     The USPS requires the use of scanning equipment to track the tender, load and delivery status of their mail. The Company has invested between three and four hundred thousand dollars this year in scanning equipment, software and hosting services. In addition, the company has added personnel and engaged consultants for training and implementation to support these requirements. This has been an expensive proposition but the Company is committed to providing its best efforts to meet the high service levels expected by the USPS and to effectively manage these costs.

     Along with the rise in cargo volumes, the Company has experienced rising costs in fuel, insurance, contract labor costs and professional services fees. These costs along with the need to continue maintenance and repair of our aircraft place a strong demand on our cash resources. As a result, the majority shareholder, Eugene R. Mallette, has elected to forego payments of dividends and payments on notes payable to himself, Mallette Family LLC and CLB Inc. in order to maintain the cash needed to fulfill daily cash requirements and capital expenditures.

     For the year in Chile, we recorded over $241,000 in revenues through August 2004. Since then, there has been an interruption of air transportation services as a result of damages to the aircraft which have required extensive repair. As a result, the Company has scaled back the staff and operating costs to a minimum while evaluating options for continuing air passenger service there in the coming year.

Liquidity and Capital Resources
-------------------------------

October 31, 2004 and 2003
-------------------------

     The Company has a working capital position of $491,151, as compared to working capital on October 31, 2003, of $44,973. The increase in working capital has been the result of increases in revenues and trade receivables associated with our air cargo contracts with the USPS. During 2004, the Company also generated cash of $1,300,000 through the sale and lease back of two aircraft and then acquired two additional aircraft for $1,005,000. These transactions have helped to fund the startup and flight operating needs to support our new operation in Hawaii. The management team continues to make strong efforts to maximize its cash resources to support the start up of the new Hawaii operation.

     The Company has improved its working capital position in 2004 over 2003 by showing a net increase of $673,947 in receivables from increased cargo volumes, offset by a net decrease of $288,250 in receivables for leases of aircraft to a related party, net reductions of $67,040 in existing parts inventories used to support the maintenance and repair of aircraft, increases in prepaid expenses of $81,356, collection of income taxes receivable of $855,263, an increase to our current deferred tax assets of $462,749, deposits for aircraft leases and purchases in the amount of $155,000 and increases in marketable securities of $20,392.

     The increases in working capital current assets were offset by changes in current liabilities by an increase of $1,163,147 in accounts payable activity, and favorable changes in the net amount payable to a related party of $650,991 primarily due to the restructuring of the debt to a related party note payable and further reductions in the current portion of notes payable related party of $97,962 as a result of the owner of the note foregoing payments until November 1, 2006, along with an increase in accrued liabilities of $134,917 and a $134,500 reduction of a contingent liability for the repair of a failed engine owed to a third party in 2003.

     The Company has reduced any significant investments in the operation in Chile at the present time. Dividend payments associated with the issuance of preferred stock and notes and obligations of the Company that are due to the Company's majority shareholder, Eugene R. Mallette, have been deferred until November 1, 2006. This is a significant commitment shown by the majority shareholder to utilize the Company's cash resources to support the operating needs of the Company.

      As a result of our aircraft purchases, total assets increased from $20,212,953 at October 31, 2003, to $24,998,885 at October 31, 2004. Our
assumption of debt in connection with these purchases increased our total liabilities from $11,767,610 to $12,862,208 and our stockholders' equity improved from $8,445,343 to $12,136,677 from October 31, 2003 to October 31, 2004, respectively.

     Net cash provided by operations in for the year ended October 31, 2004 amounted to $1,249,416, an increase of $2,271,876 as compared to cash used in October 31, 2003 of $1,022,460. At October 31, 2004 there was a net loss of $1,379,934. Adjustments to reconcile net loss to net cash provided by operating activities for the year ended October 31, 2004 totaled $2,629,350. Depreciation was $1,499,209 for an increase of $1,059,040 over last year.
This is primarily due to the purchase of aircraft during the fourth quarter of 2003 and the first quarter of 2004. There is a provision for bad debt for $1,178,529 primarily as the result of two significant trade receivables which the company treats as uncollectible for financial reporting purposes but continues determined efforts to collect including taking legal actions, lawsuits and arbitration.

     The increase in cash from trade accounts payable of $1,206,124 was offset by increases in trade accounts receivable and related party receivables totaling $1,564,226. There was an increase from income taxes receivable of $855,263, a reduction from deferred tax benefits of $364,447 and deferred tax asset of $47,064. There were decreases in cash associated with deposits for aircraft of $155,000 along with approximately $23,360 in other net uses of cash from operating activities during the year.

      Investing activities for the year ended October 31, 2004, provided $28,670 in net cash primarily from the proceeds of the sale and leaseback of two aircraft for $1,300,000 and the acquisition of two additional aircraft and other capital equipment for $1,099,048. In the year ended October 31, 2003, investing activities provided net cash of $560,800.

     During the year ended October 31, 2004, financing activities used net cash of $566,580. We paid $281,664 on notes payable and $288,716 towards notes payable related parties. There were other net increases in cash of $3,800 from financing activities. Net cash used in financing activities was $66,559 for the year ended October 31, 2003.

     Exchange rate changes with respect to the Chilean peso used $31,603 in cash flows for the year ended October 31, 2004, as compared to $140,252 that was provided over the same period in 2003.

     For the years ended October 31, 2004 and 2003, net increases (uses) in cash and cash equivalents were $679,903 and $(387,967), and ending cash and cash equivalents was $806,379 and $126,476, respectively.

Results of Operation
--------------------

     During the year ended October 31, 2004 and 2003, total operating revenues were $14,958,446 and $10,290,431, revenues from operations increased to $12,366,498 from $8,134,553, and revenue from public services increased to $2,591,948 from $1,854,878, respectively. The increase in revenues is a direct result of the startup of the new air cargo transportation contract for Hawaii at the end of April 2004 which delivered $5,692,389 in revenues during the second half of the fiscal year of 2004. Total direct costs were $13,449,276 and $9,273,815 for the years 2004 and 2003, respectively. The 45%
increase in total direct costs of $4,175,461 kept pace with the increase in operating revenues of $4,668,015. The 47% increase of $4,230,945 in revenues from operations was reduced by an increase of 81% in direct costs from operations of $4,420,809. The direct costs from operations includes the incremental costs of depreciation, aircraft maintenance and repair costs which are associated with ownership of the aircraft acquired in the fourth quarter of 2003 and the first quarter of 2004. These costs were previously born by the parties leasing the aircraft to the Company in 2003 and then became a part of the Company's cost structure in 2004 following the aircraft acquisitions by the Company. Direct costs from public services increased by $1,880,442.

          Operating expenses totaled $2,821,590 and $2,679,640 for the years ended October 31, 2004 and 2003 respectively. Both general and administrative expenses and payroll and benefits expenses increased $269,757. The savings initiatives implemented by management to salaries, wages and benefits costs during the year were offset by the continued high cost of professional fees and services. While professional fees for attorneys, auditors and consultants increased only $5,362 this year over last year, these costs totaled $889,887 for the year ended October 31, 2004.

      During the year ended October 31, 2004 and 2003, other expense was $536,035 and $85,261, respectively. The increase of $450,774 in other expense was primarily due to the $538,778 of interest on debts associated with the acquisition of the aircraft acquired in the fourth quarter of 2003 and the first quarter of 2004.

     Interest income declined from $147,383 to $4,360 as a result of the satisfaction of the note receivable from Mallette Family, LLC, stemming from the aircraft purchase in July, 2003. There was a minimal loss on foreign currency translation of $942 from the improvement of the Chilean peso versus the U.S. dollar.

     Total income tax expense (benefit) for the year ended October 31, 2004 and 2003 were ($470,342) and ($329,736) respectively. In addition, there was an extraordinary loss, net of tax of ($1,821) in 2004 resulting from the loss of an aircraft.

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


                     ITEM 7.  FINANCIAL STATEMENTS

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

                CONSOLIDATED FINANCIAL STATEMENTS

                         OCTOBER 31, 2004

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

                CONSOLIDATED FINANCIAL STATEMENTS



                             CONTENTS




                                                                   PAGE


- Report of Independent Registered Public Accounting Firm           F-1


- Consolidated Balance Sheet, October 31, 2004                  F-2 to F-3


- Consolidated Statements of Operations and Comprehensive Income,
  for the years ended October 31, 2004 and 2003                 F-4 to F-6


- Consolidated Statement of Stockholders' Equity, for the
  years ended October 31, 2004  and 2003                            F-7


- Consolidated Statements of Cash Flows, for the year ended
  October 31, 2004 and 2003                                    F-8 to F-10


- Notes to Consolidated Financial Statements                  F-11 to F-30

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES
Provo, Utah

We have audited the accompanying consolidated balance sheet of Alpine Air Express, Inc. and Subsidiaries at October 31, 2004 and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the years ended October 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the consolidated financial position of Alpine Air Express, Inc. and Subsidiaries as of October 31, 2004 and the results of their operations and their cash flows for the years ended October 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.




/s/Pritchett, Siler & Hardy, P.C.

December 21, 2004, except for Note 19 as to which the date is January 21, 2005
Salt Lake City, Utah

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEET


                              ASSETS

                                                               October 31,
                                                                  2004
                                                               ___________

CURRENT ASSETS:
 Cash and cash equivalents                                    $    806,379
 Marketable securities                                             213,823
 Trade accounts receivable, net                                  1,163,483
 Trade accounts receivable, net   related entity                   100,530
 Inventories                                                       762,702
 Prepaid expenses                                                  335,140
 Income taxes receivable                                           195,197
 Deposits                                                          155,000
 Deferred tax asset                                                523,072
                                                               ___________
       Total Current Assets                                      4,255,326

PROPERTY AND EQUIPMENT, net                                     18,054,091

AIRCRAFT ON OPERATING LEASE- RELATED PARTY, net                  1,046,949

OTHER ASSETS                                                       163,661


DEFERRED TAX ASSETS, long-term                                   1,478,858
                                                               ___________
                                                               $24,998,885
                                                               ___________


                           [Continued}

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET

                          [Continued]

              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               October 31,
                                                                  2004
                                                               ___________

CURRENT LIABILITIES:
 Trade accounts payable                                        $ 1,879,872
 Accounts payable related party                                      2,000
 Accrued liabilities                                               311,596
 Refundable deposits                                               143,779
 Current portion of notes payable                                1,426,928
 Current portion of notes payable - related party                        -
                                                               ___________
      Total Current Liabilities                                  3,764,175

DEFERRED GAIN ON SALE OF ASSETS                                    794,911

NOTES PAYABLE, net of current portion                            6,059,664

NOTES PAYABLE   RELATED PARTY, net of current portion            1,725,668

DIVIDENDS PAYABLE                                                  517,790

COMMITMENTS AND CONTINGENCIES [SEE NOTE 17]                              -
                                                               ___________
      Total Liabilities                                         12,862,208
                                                               ___________

MINORITY INTEREST                                                        -
                                                               ___________

STOCKHOLDERS' EQUITY:
 Preferred stock, $.001 par value, 1,000,000 shares authorized,
   none issued and outstanding                                           -
 Preferred stock of subsidiary, $9.104 stated value, 1,000,000
   shares authorized, 1,000,000 shares issued and outstanding    9,104,000
 Discount on preferred stock of subsidiary                      (2,962,736)
 Common stock, $.001 par value, 20,000,000 shares authorized,
   11,122,000 shares issued and outstanding                         11,122
 Additional paid-in capital                                      1,690,933
 Accumulated other comprehensive income (loss)                      88,308
 Retained earnings                                               4,205,050
                                                               ___________
      Total Stockholders' Equity                                12,136,677
                                                               ___________
                                                               $24,998,885
                                                               ___________


The accompanying notes are an integral part of these consolidated financial statements.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   For the Year Ended
                                                       October 31,
                                                _________________________
                                                    2004          2003
                                                ___________   ___________
OPERATING REVENUE:
 Operations                                     $12,366,498   $ 8,435,553
 Public services                                  2,591,948     1,854,878
                                                ___________   ___________
 Total Operating Revenues                        14,958,446    10,290,431
                                                ___________   ___________
DIRECT COSTS:
 Operations                                       9,867,257     5,446,448
 Lease expense related party                        160,635     2,286,425
 Public services                                  3,421,384     1,540,942
                                                ___________   ___________
 Total Direct Costs                              13,449,276     9,273,815
                                                ___________   ___________
 Gross Profit                                     1,509,170     1,016,616
                                                ___________   ___________
OPERATING EXPENSES:
 General and administrative                       2,745,142     2,475,385
 Depreciation                                        76,448       204,255
                                                ___________   ___________
 Total Operating Expenses                         2,821,590     2,679,640
                                                ___________   ___________
Operating income (loss)                          (1,312,420)   (1,663,024)
                                                ___________   ___________
OTHER INCOME (EXPENSE):
 Interest income                                      4,360       147,383
 Interest expense                                  (538,778)      (96,822)
 Gain (loss) on sale of securities                     (675)            -
 Gain (loss) on disposal of assets                        -       (58,219)
 Other income (expense)                                   -        28,514
 Loss on foreign currency translation                  (942)     (106,117)
                                                ___________   ___________
 Total Other Income (Expense)                      (536,035)      (85,261)
                                                ___________   ___________
INCOME (LOSS) BEFORE TAXES                       (1,848,455)   (1,748,285)

 CURRENT INCOME TAX EXPENSE (BENEFIT)              (103,297)   (1,015,757)
 DEFERRED INCOME TAX EXPENSE (BENEFIT)             (367,045)      686,021
                                                ___________   ___________
INCOME (LOSS) BEFORE EXTRAORDINARY GAIN (LOSS)   (1,378,113)   (1,418,549)
EXTRAORDINARY GAIN (LOSS)                            (1,821)            -
                                                ___________   ___________
NET INCOME (LOSS)                               $(1,379,934)  $(1,418,549)
                                                ___________   ___________

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS

                          [Continued]


                                                  For the Year Ended
                                                     October 31,
                                                _________________________
                                                    2004         2003
                                                ___________   ___________

NET INCOME (LOSS)                               $(1,379,934)  $(1,418,549)
                                                ___________   ___________
DIVIDENDS:

 Dividends declared and amortization of
 preferred stock discount analogous to a
 preferred stock dividend.                        1,146,249             -
                                                ___________   ___________
NET (LOSS) AVAILABLE TO COMMON SHAREHOLDERS     $(2,526,183)  $(1,418,549)
                                                ___________   ___________
NET (LOSS) PER COMMON SHARE:
 Basic                                          $     (0.23)  $     (0.13)
 Diluted                                                N/A           N/A

The accompanying notes are an integral part of these consolidated financial statements.

           ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                    For the Year Ended
                                                        October 31,
                                                _________________________
                                                     2004       2003
                                                ___________   ___________

NET INCOME (LOSS)                               $(1,379,934)  $(1,418,549)
                                                ___________   ___________
OTHER COMPREHENSIVE INCOME (LOSS):
 Unrealized loss on available for sale
 securities, net of tax                               6,301       15,239
 Realized loss on available for sale securities         577             -
 Foreign currency translation                       (31,602)      140,252
                                                ___________   ___________
COMPREHENSIVE INCOME (LOSS)                     $(1,404,658)  $(1,263,058)
                                                ___________   ___________

The accompanying notes are an integral part of these consolidated financial statements.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

         FOR THE YEARS ENDED OCTOBER 31, 2004 AND 2003

                       Preferred Stock                       Common Stock
                    ____________________ Preferred Stock _____________________
                    Shares        Amount    Discount     Shares        Amount
                    _________ ___________ ______________ ___________ _________
BALANCE,
October 31, 2002            -           -              -  11,000,000 $  11,000

Net income for
the year ended
October 31, 2003            -           -              -           -         -

Unrealized loss on
available-for-sale
securities, net of
tax                         -           -              -           -         -

Foreign currency
translation
adjustment, net of
minority interest           -           -              -           -         -
                    _________ ___________ ______________ ___________ _________
BALANCE,
October 31, 2003            -           -              -  11,000,000    11,000

Net income for the
year ended
October 31, 2004            -           -              -           -         -

Shares issued in
December for
aircraft purchase   1,000,000   9,104,000              -           -         -

Discount on
preferred stock
of subsidiary               -           -     (2,962,736)          -         -

Dividends declared
and amortization of
preferred stock
discount analogous
to a preferred stock
dividend                    -           -              -           -         -

Shares issued in
February for
services received           -           -              -      22,000        22

Shares issued in May
for services received       -           -              -     100,000       100

Unrealized loss on
available-for-sale
securities, net of tax      -           -              -           -         -

Foreign currency
translation
adjustment, net of
minority interest           -           -              -           -         -
                    _________ ___________ ______________ ___________ _________
BALANCE,
October 31, 2004    1,000,000   9,104,000     (2,962,736) 11,122,000 $  11,122
                    _________ ___________ ______________ ___________ _________

[CONTINUED]
            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

         FOR THE YEARS ENDED OCTOBER 31, 2004 AND 2003

                             Additional
                              Paid-in   Comprehensive  Retained   Accumulated
                              Capital   Income (Loss)  Earnings      Total
                            ___________  ____________ ___________ ___________
BALANCE, October 31, 2002   $ 1,590,078  $   (42,459) $ 8,149,782 $ 9,708,401

Net income for the year ended
October 31, 2003                      -            -   (1,418,549) (1,418,549)

Unrealized loss on available-
for-sale securities, net of tax       -       15,239            -      15,239

Foreign currency translation
adjustment, net of minority
interest                              -      140,252            -     140,252
                            ___________  ___________  ___________ ___________
BALANCE, October 31, 2003     1,590,078      113,032    6,731,233   8,445,343

Net income for the year ended
October 31, 2004                      -            -   (1,379,934) (1,379,934)

Shares issued in December
for aircraft purchase                 -            -            -   9,104,000

Discount on preferred
stock of subsidiary                   -            -            -  (2,962,736)

Dividends declared and
amortization of preferred
stock discount analogous to a
preferred stock dividend              -            -   (1,146,249) (1,146,249)

Shares issued in February for
services received                42,955            -            -      42,977

Shares issued in May for
services received                57,900            -            -      58,000

Unrealized loss on available-
for-sale securities, net of tax       -        6,878            -       6,878

Foreign currency translation
adjustment, net of minority
interest                              -      (31,602)           -     (31,602)
                             __________  ___________  ___________ ___________
BALANCE, October 31, 2004    $1,690,933  $    88,308  $ 4,205,050 $12,136,677
                             __________  ___________  ___________ ___________


The accompanying notes are an integral part of this consolidated financial statement.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      For the Year Ended
                                                          October 31,
                                                       2004         2003
                                                   ____________  ____________
Cash flows from operating activities:
Net income (loss)                                  $ (1,379,934) $ (1,418,549)
                                                   ____________  ____________
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
  Realized gain (loss) on marketable securities            (675)     (119,083)
  Deferred tax expense (benefit)                       (367,045)      695,355
  Non-cash expense                                       58,000             -
  Depreciation and amortization                       1,499,209       440,169
  Loss on minority interest receivable                        -        24,570
  Reserve for contingent liability                      (47,000)      134,500
  Loss on disposal of aircraft                                -        58,219
  Provision for bad debt                              1,178,529             -
Changes in operating assets and liabilities:
   Income taxes receivable                              855,263      (954,297)
   Trade accounts receivable                           (960,941)      (16,581)
   Trade accounts receivable   related party           (603,285)     (967,860)
   Inventories                                           67,040       325,917
   Prepaid expenses                                     (81,356)      105,074
   Deposit on aircraft leases                          (155,000)            -
   Accrued interest on loan to officer and related
   party                                                      -      (139,421)
   Trade accounts payable                             1,206,124       421,575
   Accrued expenses                                     134,917       (54,708)
   Refundable deposits                                  (12,563)      115,094
   Deferred gain                                        (94,803)            -
   Deferred tax asset                                   (47,064)            -
                                                   ____________   ___________
          Total adjustments                           2,629,350       396,089
                                                   ____________   ___________
      Net cash provided by (used in) operating
      activities                                      1,249,416    (1,022,460)
                                                   ____________   ___________
Cash flows from investing activities:
Proceeds from sale of marketable securities               9,222       776,367
Purchase of marketable securities                       (17,843)            -
Proceeds from sale of property and equipment          1,300,000             -
Purchase of property and equipment                   (1,099,048)      (16,067)
Payment of deposits                                           -      (199,500)
Increase in other assets                               (163,661)            -
                                                   ____________   ___________
      Net cash provided by (used in) investing
      activities                                         28,670       560,800
                                                   ____________   ___________
Cash flows from financing activities:
Increase in bank overdraft                              (12,324)       12,324
Accounts payable   related party                         16,124       327,566
Payment on notes payable                               (281,664)      (78,883)
Payment on notes payable   related party               (288,716)            -
                                                   ____________   ___________
      Net cash provided by (used in) financing
      activities                                       (566,580)      (66,559)
                                                   ____________   ___________
Effect of exchange rate changes                         (31,603)      140,252
                                                   ____________   ___________
Change in cash and cash equivalents                     679,903      (387,967)

Beginning cash and cash equivalents                     126,476       514,443
                                                   ____________   ___________
Ending cash and cash equivalents                   $    806,379   $   126,476
                                                   ____________   ___________
                          [Continued]

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                           [Continued]


                                                     For the Year Ended
                                                          October 31,
                                                       2004       2003
                                                  ____________  ____________
Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest                                      $    423,210  $     96,821
    Income taxes                                  $          -  $      5,108

Non-cash investing and financing activities:

For the year ended October 31, 2004:
   The Company had a net unrealized loss on marketable securities of $29,226, net of the deferred tax asset/liability of $11,094 resulting in an accumulated comprehensive loss of $18,132.

   The Company issued preferred stock issued valued at $9,104,000 for aircraft with a carryover basis of $4,111,485 and assumed non-related debt of $709,981 and $86,019 of related party debt. The preferred stock had a discount of $3,591,195, net of tax effect of $2,197,320 which will be amortized over a 5 year period and effect on deferred tax asset of $2,197,320.

   The Company reclassified $1,046,949, net, of aircraft on operating lease from property, plant and equipment.

   The Company settled a contingent liability debt of $87,500 with equipment.

   The Company deferred $355,716 of gain related to sale of aircraft which will be amortized over a five year period against lease expense.

   The Company deferred $517,929 of gain related to sale of aircraft which will be amortized over a five year period against lease expense.

   The Company had preferred dividend expense of $1,146,249 which is comprised of $517,790 in dividends payable and $628,459 of amortized discount on preferred stock analogous to a preferred stock dividend.

   The Company returned an aircraft to the debtor which had a book value of $932,918 for debt relief of $933,738 which resulted in a gain on settlement of debt for $820.

   The Company issued 22,000 shares of common stock to settle a payable of $42,977, or $1.95 per share.

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

   The Company purchased $17,330,569 in aircraft from Mallette Family LLC (an entity owned by the Officer and majority shareholder of the Company),by offsetting $1,350,569 in accounts receivables less a credit of $150,000, $2,937,950 in notes receivable from Mallette Family LLC, assuming $9,905,169 in debt collateralized by the aircraft and $1,860,000 in lease and options to purchase deposits paid to Mallette Family LLC, and issuing a $1,416,381 note payable to Mallette Family LLC [See Note 6].

   The Company recorded a $58,219 loss on disposed aircraft returned with a net carrying value of $1,892,492 in payment of notes payable of $1,834,273 on these aircraft.

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

The Company previously leased aircraft from entities that are owned or controlled by the Officer and majority shareholder of the Company. During July 2003 the Company acquired 16 aircraft from one of the entities and during December 2003 acquired an additional 16 aircraft from another one of these entities.

Principles of consolidation   The condensed consolidated financial statements
include the accounts and operations of Alpine Air Express, Inc., its wholly-owned subsidiary Alpine Aviation, Inc. and Alpine Air Chile S.A., which is a 85% percent owned by the Company as of October 31, 2004 and 2003 (together referred to as the Company). Further, the net loss for Alpine Air Chile, S.A. for the periods ended October 31, 2004 and 2003 applicable to the 15% non-controlling interest were not allocated to the non-controlling interests as there is no obligation of the non-controlling interests to share in such losses. All material inter-company transactions and accounts have been eliminated in the consolidation.

Cash and cash equivalents - The Company considers demand deposits at banks and money market funds at other financial institutions with an original maturity of three months or less to be cash equivalents. At October 31, 2004, the Company had cash balances in excess of federally insured limits in the amount of $652,293.

At October 31, 2004, the Company had two restricted cash time deposits including interest totaling $163,661 held as collateral for debt of a third party and is included in other assets. (See Note 6)

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

Marketable securities - The Company classifies its marketable securities as available-for-sale. These marketable securities consist of corporate equity securities that are stated at market value. Unrealized gains and losses on available-for-sale securities which are considered temporary in nature are reflected as other comprehensive income (losses), net of tax, in stockholders' equity. Unrealized losses on available-for-sale securities which are not considered temporary in nature using the specific identification method are included in operations. Realized gains and losses on all marketable securities are included in operations and are derived using the specific identification method for determining the cost of securities sold. It is the Company's intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, all marketable securities are classified as current assets.

Trade accounts receivable - The Company grants credit to its customers, substantially all of who are businesses located in the United States. The Company does not require collateral on any of its trade accounts receivable.

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

Income taxes - The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the difference between financial accounting and tax basis of assets and liabilities using enacted tax rates in effect during the years in which the differences are expected to reverse. An allowance against deferred tax assets is recorded in whole or in part when it is more likely than not that such tax benefits will not be realized.

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

Certain reclassifications - Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", and SFAS No. 123 (revised 2004), "Share-Based Payment", were recently issued.
SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company or their effect on the financial statements would not have been significant.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

Stock Based Compensation - The Company currently accounts for its stock based compensation in accordance with Statement of Financial Accounting Standard ("SFAS") No. 123 "Accounting for Stock-Based Compensation." This statement establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation. However, companies are permitted to continue applying previous accounting standards in the determination of net income with disclosure in the notes to the financial statements of the differences between previous accounting measurements and those formulated by the new accounting standard. The Company has adopted the disclosure only provisions of SFAS No. 123, and accordingly, the Company has elected to determine net income using previous accounting standards. Equity instruments issued to non-employees are valued based on the fair value of the services received or the fair value of the equity instruments given up which ever is more reliably measurable. Beginning in June 2005, the Company will adopt the Provisions of SFAS No. 123 as revised in 2004 which will require that options issued to employees as compensation be valued at fair value.

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

                                                       For the Year
                                                     Ended October 31,
                                              ______________________________
                                                   2004            2003
                                              _____________   ______________
Net Income (Loss) available to common shareholders
                                      As reported  $(2,526,183)  $(1,418,549)
Add: Stock-based employee compensation expense
included in reported net income                              -             -
Deduct: Total stock-based employee compensation
expense determined under fair value based method             -      (275,726)
                                                   ___________   ___________
Net Income (Loss)                     Proforma     $(2,526,183)  $(1,694,275)
                                                   ___________   ___________

Basic earnings (loss) per share       As reported  $      (.23)  $      (.13)
                                      Proforma     $      (.23)  $      (.16)
Diluted earnings per share            As reported  $      (.23)  $      (.13)
                                      Proforma     $      (.23)  $      (.16)

           ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - MARKETABLE SECURITIES

The amortized cost, net unrealized gains and losses, and estimated fair value of available-for-sale securities by major security type were as follows:

                                    Amortized Unrealized Unrealized  Estimated
                                       cost      gain      (loss)   fair value
                                     ________  ________   ________   ________
    October 31, 2004
    Available-for-sale securities:
             Corporate equity       $ 243,048  $  9,648   $(38,874)  $213,822
                                     ________  ________   ________   ________
    October 31, 2003
    Available-for-sale securities:
             Corporate equity       $ 233,854  $ 10,777   $(51,200)  $193,431
                                     ________  ________   ________   ________



NOTE 3 - TRADE ACCOUNTS RECEIVABLE

  Trade accounts receivable consist of the following at October 31:
                                                        2004       2003
                                                     __________  _________

       Trade accounts receivable                     $1,450,477  $ 539,537
       Trade accounts receivable  related entity        992,065    388,780
       Less allowance for doubtful accounts          (1,178,529)   (50,000)
                                                     __________  _________
                                                     $1,264,013  $ 878,317
                                                     __________  _________

Bad debt expense for the years ended October 31, 2004 and 2003 was $887,910 and $240,618, respectively.

NOTE 4 - PREPAID EXPENSES

    Prepaid expenses consist of the following at October 31:
                                                       2004      2003
                                                     _________  _________
   Prepaid expenses and credits                      $  83,489  $  73,312
   Prepaid other taxes                                 251,651    179,972
                                                     _________  _________
                                                     $ 335,140  $ 253,284
                                                     _________  _________

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INVENTORIES

  The composition of inventories is as follows at October 31:

                                                        2004      2003
                                                     _________  _________
   Aircraft parts                                    $ 751,087  $ 829,742
   Fuel                                                 11,615          -
                                                     _________  _________
                                                     $ 762,702  $ 829,742
                                                     _________  _________

The Company has not established an allowance for obsolete inventory.

NOTE 6   PROPERTY PLANT & EQUIPMENT

Property and equipment consists of the following at October 31, 2004:

                                   Estimated life       2004        2003
                                      In years      ___________  ___________
      Building and improvements       10 - 40       $ 1,268,013  $ 1,264,801
      Spare aircraft engines           7 - 10           342,500      430,000
      Aircraft                             15        17,924,471   15,347,475
      Equipment                        3 - 10           129,246      153,423
      Furniture and fixtures           3 - 10           290,374      185,666
      Vehicles                         5 - 7            156,511      154,518
                                                    ___________  ___________
                                                     20,111,115   17,535,883
     Less: Accumulated depreciation and amortization (2,057,024)    (715,463)
                                                    ___________  ___________
                                                    $18,054,091  $16,820,420
                                                    ___________  ___________

Depreciation expense amounted to $1,181,304 and $440,159 for the years ended
October 31, 2004 and 2003, respectively.   Aircraft on operating lease are
excluded from the amounts shown above and are reported in Note 7.

All of the Company's aircraft are held as collateral on various notes payable and related party notes payable at October 31, 2004.

Aircraft Return to Note Holder - On December 9, 2003, the Company returned an aircraft with a carrying value of $932,918 to the secured creditor for repayment of the $933,738 underlying note payable. The gain of $820 associated with the settlement of the underlying debt for this return was recognized by the Company in the year ended October 31, 2003.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6   PROPERTY PLANT & EQUIPMENT [CONTINUED]

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

Aircraft Purchase - related party In December 2003, the Company acquired 16 aircraft from an entity related to an officer and majority shareholder of the Company, for $9,900,000. The consideration paid included $9,104,000 in preferred stock of the Company's subsidiary Alpine Aviation, Inc. and the assumption of the underlying debt on the aircraft totaling $709,981. The remaining $86,019 is recorded as a payable to the entity related to an officer and majority shareholder of the Company. As the aircraft were purchased from a related party they have been recorded at their carryover basis of $4,111,485. A discount on preferred stock in the amount of $3,591,195, net of tax effect of $2,197,320, has been recorded and is being amortized as dividends over a five year period. The preferred stock provides for monthly dividends at an annual rate of 6.5%, and is not convertible. The Company can redeem the subsidiary's preferred stock any time and the entity related to an officer and majority shareholder of the Company can call for redemption of the subsidiary's preferred stock any time after December 31, 2008.

Sales/Leasebacks - In April 2004, the Company entered into a sale/leaseback agreement with a third party, wherein, the Company sold an aircraft for $650,000 and entered into an operating lease. (See Note 8) The Company has recorded a deferred gain of $355,716 which will be amortized over the life of the lease as an offset to lease expense. The Company's major shareholder/officer has personally guaranteed the loan of the third party for the purchase of the aircraft. In addition, $80,000 of the proceeds from this sale is invested in a time deposit as collateral on the loan by the third party. These funds are recorded as restricted time deposit on the Company's records.

In June 2004, the Company entered into a sale/leaseback agreement with a third party, wherein, the Company sold an aircraft for $650,000 and entered into an operating lease. The Company has recorded a deferred gain of $517,929 which will be amortized over the life of the lease as an offset to lease expense.
In addition, $80,000 of the proceeds from this sale is invested in a time deposit as collateral on the loan by the third party. These funds are recorded as restricted time deposits on the Company's records.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7   AIRCRAFT ON OPERATING LEASE

With the purchase of the aircraft from the entity related to an officer and majority shareholder of the Company, the Company assumed the underlying operating leases. During the year ended October 31, 2004, the Company leased five of these aircraft to Sundance Air, Inc. At October 31, 2004 the Company was still leasing two of the aircraft to Sundance Air, Inc (a Colorado corporation doing business in Puerto Rico and Colorado). Sundance Air, Inc. is owned 30% by Mr. Mallette, an officer and the majority shareholder of the Company. The leases call for monthly payments of $20,800 plus engine reserves of $150 per flight hour through November 12, 2007. The leases further grant Sundance Air, Inc. the option to purchase the aircraft for $5,725,000 less 10% of the timely paid lease payment and 25% of all timely paid net engine reserve payments. The option continues during the term of the lease as long as Sundance Air, Inc. is in full compliance with the lease terms.

Sundance Air, Inc. has been responsible for the routine maintenance and for providing insurance on the aircraft while the Company is responsible for engine overhauls and major component replacements.

During the year ended October 31, 2004, Sundance Air, Inc. was leasing an additional aircraft on similar terms as their other leases. The lease called for monthly payments of $12,500 plus engine reserves of $75 per flight hour. At October 31, 2004, this aircraft had been returned to the Company.

During the year, the Company had been seeking an arbitration ruling in order to repossess the five leased aircraft. As of October 31, 2004, Sundance Air, Inc. had returned four of the Company's aircraft. The Company recovered the remaining two aircraft in November 2004. At October 31, 2004, the Company is due approximately $987,235 in past due lease payments and holds lease deposits of $95,700.

Property on operating lease to Sundance Air, Inc. consists of the following at October 31, 2004 and 2003:

                                                     2004        2003
                                                ___________  __________
        Aircraft                                $ 1,142,127  $6,381,688
        Less accumulated depreciation               (95,177)   (106,361)
                                                ___________  __________
                                                $ 1,046,949  $6,275,327
                                                ___________  __________

Depreciation expense for the aircraft on operating lease as of the period ended October 31, 2004 and 2003 was $317,905 and $106,361, respectively.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - OPERATING LEASES

On March 20, 2001, the Company entered into a 30-year lease agreement with two five-year extension options for real property at the Provo, Utah Airport. The Company also leases a hanger in Billings, Montana at the Logan International Airport at a lease rate of $17,682 per year or $1,474 per month. The lease is for a term of five years ending October 31, 2007. These operating lease agreements contain scheduled rent escalation clauses based on changes in the consumer price index that are being amortized over the term of the lease using the straight-line method.

Future minimum lease payments for the years ending October 31, are as follows:

          2005                           $           27,683
          2006                                       27,683
          2007                                       27,683
          2008                                       10,001
          2009                                       10,001
          Thereafter                                214,183
                                                 __________
                                         $          317,234
                                                 __________

In addition to the operating leases reported above, the Company has two revocable permits (month-to-month leases) for $1,991 per month with the State of Hawaii, Department of Transportation to use hangar and office space for its air cargo operations. The permits are renewed on an annual basis.

Aircraft - Related Party - The Company previously leased aircraft from Mallette Family LLC and CLB, entities related to an officer and majority shareholder of the Company, on a month-to-month basis. The aircraft lease agreement required the Company to pay a refundable deposit equal to one month's base rent at inception of the lease. The Company then paid a monthly base rent and a contingent rent based on the number of flight hours for each aircraft. The Company was responsible for all costs associated with normal maintenance and aircraft insurance. The lessor reimbursed all major repairs and replacements of engines and their components. On July 31, 2003, the Company purchased 16 of the leased aircraft for $17,330,569 from the entity related to an officer and majority shareholder of the Company and during December, 2003 the Company purchased an additional 16 aircraft from another entity related to an officer and majority shareholder of the Company. The total security deposits which equaled two month's rent per aircraft or $510,500 were applied against the purchase of the aircraft. In addition, the lessor gave the Company a one-month rent holiday for January 2003 which has been amortized through the date of purchase for the aircraft leased from Mallette Family LLC and through October 31, 2003 for the aircraft leased from CLB.

Rental expense for all aircraft leases is as follows for the years ended October 31:

                                                    2004        2003
                                                  ________  __________
     Minimum rentals                              $137,000  $1,838,500
     Contingent rentals                             23,635     447,925
                                                  ________  __________
                                                  $160,635  $2,286,425
                                                  ________  __________

           ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - OPERATING LEASES [CONTINUED]

Aircraft - In April and June, 2004, the Company entered into two sale/leaseback agreements. (See Note 6) The Company has agreed to lease two aircraft for $11,000 each per month for sixty months with an engine reserve of $75 each per flight hour.

Future minimum lease payments are as follows for the periods ending October
31:
          2005                                            $    264,000
          2006                                                 264,000
          2007                                                 264,000
          2008                                                 264,000
          2009                                                 132,000
                                                          ____________
                                                          $  1,188,000
                                                          ____________

NOTE 9 - RELATED PARTY TRANSACTIONS

Leased Aircraft - During the year ended October 31, 2004 and 2003, the Company leased aircraft from CLB Corporation (CLB) and Mallette Family, LLC, entities related to an officer and majority shareholder of the Company. The lease payments varied depending on the type of aircraft and were due on a month-to-month basis. The Company owed lease payments of $0 and $652,591 to these related parties at October 31, 2004 and 2003, respectively. Total lease expenses to related parties are as follows for the year ended October 31:

                                                  2004          2003
                                               _________      _________
    CLB Corporation                            $ 160,635     $1,488,880
    Mallette Family, LLC                               -        797,545
                                               _________      _________
                                               $ 160,635     $2,286,425
                                               _________      _________

The Company performed maintenance and certain qualified repairs on these leased aircraft per the terms of the lease agreements. The Company charges CLB and Mallette Family, LLC cost plus ten percent markup on all parts and a fixed rate of $55 per hour for labor. Total related party sales and cost of sales related to aircraft maintenance are as follows for the year ended October 31:
                                                   2004       2003
                                                 _________  _________
   Total related party sales                     $ 118,129 $1,691,119
   Total related party cost of sales              (104,039)(1,377,532)
                                                 _________  _________
   Gross margin on related party
     transactions                                $  14,090 $  313,587
                                                 _________ _________

At October 31, 2004 and 2003, the Company had a receivable of $0 and $128,741, respectively, related to these repairs, reported under accounts receivable-related parties on the balance sheet.

Personal Guarantee - The Company's major shareholder/officer has personally guaranteed one loan obtained by a third party in which the proceeds of the loan were used to enter into a sale/leaseback agreement with the Company and has guaranteed five loans included as long-term debt which are also collateralized by certain aircraft of the Company. (See Note 6)

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - RELATED PARTY TRANSACTIONS [CONTINUED]

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

Related Party Charter Flights and Aircraft Leasing The Company leases aircraft to Sundance Air, Inc. which is 30% owned by an Officer and majority shareholder of the company. At October 31, 2004, the Company had a receivable of $987,235 and carried lease deposits of $95,700. During the year ended October 31, 2004 the Company, recorded leasing revenues of $1,849,082 and charter service revenues of $209,454. The Company further recorded payments of $102,150 which the Mallette Family, LLC collected from Sundance Air, Inc. on behalf of the Company during this period. These amounts were offset against the outstanding related party note payable.

Notes Payable - Related Party - In connection with the purchase of the aircraft the Company issued a note to an entity related to an officer and majority shareholder of the Company in the amount of $1,476,381. The note payable dated July 31, 2003, bears interest rate of 6.5% and called for payments of $33,624 due for 14 monthly installments with the balance due November 1, 2004. Through October 31, 2003, Mallette Family, LLC collected $282,456 from Sundance Air, Inc. on behalf of the Company and recorded principle and interest payments of $259,197 and $23,259, respectively, against the note. Mallette Family LLC further made note payments of $43,312, net of interest of $754, on behalf of the Company during the period ended October 31, 2003. During the year ended October 31, 2004, Mallette Family, LLC. Collected $102,150 from Sundance Air, Inc. on behalf of the Company and recorded principle and interest payments of $97,962 and $4,188, respectively. The entity related to an officer and majority shareholder of the Company previously agreed to forestay future payment until required by the note's balloon payment which was due November 1, 2004 but has subsequently agreed to defer all payments of principal, interest and balloon payments until November 1, 2006.

In connection with the purchase of aircraft from an entity related to an officer and majority shareholder of the Company, the Company has entered into a Note Payable in the amount of $86,019. This note bears interest at 6.5%. The note holder has agreed to defer all payments of principal and interest until November 1, 2006.

During May 2004, lease payments due to an entity related to an officer and majority shareholder of the Company in the amount of $667,115 were converted into a demand note payable with interest to accrue at six and one-half (6.50%) percent on the principal balance. At October 31, 2004, the unpaid balance was $472,174. No principal or interest payments are required to be paid until November 1, 2006.

The following is a summary of notes payable to related parties at October 31, 2004:

   Notes payable   related party                            $1,725,668
                                                            __________
                                   Less current portion              -
                                                            __________
                                   Long-term portion        $1,725,668
                                                            __________

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10   LONG TERM DEBT

   Notes payable arose from the purchase of aircraft during July and December 2003 [See Note 6] and consisted of the following at October 31, 2004:
                                                              October 31,
                                                                2004
                                                              __________
   Note payable, assumed at July 31, 2003 with a balance of
     $1,136,160, due March 28, 2007. Interest rate of Lender
     Prime + 1% or 7% at October 31, 2004. Secured by 1984
     Beech 1900 C, Reg #N-194GA. Personally guaranteed by an
     officer/shareholder                                    $     897,509

   Note payable, $2,750,000, assumed at July 31, 2003 with a
     balance due of $2,085,407, due December 28, 2008.
     Interest rate at Lender's prime rate or 4.75% at October 31,
     2004. Secured by 1900C, Reg # N-198GA and N-172GA.
     Personally guaranteed by an officer/shareholder.           1,787,486

   Note payable, assumed at July 31, 2003 with a balance of
     $3,850,000, due September 29, 2007. Interest rate of
     Lender Prime or 4.75% at October 31, 2004.  secured by 1900C,
     Reg # N-154GA, N-1195GA, and 153GA. Personally
     guaranteed by an officer/shareholder                       3,281,250

   Note payable, issued April 12, 2004 for $598,713 due April
     11, 2009.  Interest rate of Lender Prime + 1% or 7% at
     October 31, 2004.  Secured by 2 Beech 99's, Reg # N-955AA
     and N-99GH.  Personally guaranteed by an
     officer/shareholder.                                         547,630

   Note payable, issued July 20, 2004 for $1,005,000 due August
     5, 2009.  Interest rate of Lender Prine + 1% or 7.0% at
     October 31, 2004.  Secured by 2 Beech 1900C's, Reg
     # N-410UB and N-17ZV.  Personally guaranteed by an
     officer/shareholder.                                         972,717
                                                               __________
                                                                7,486,592
                                   Less current portion        (1,426,928)
                                                               __________
                                   Long-term portion           $6,059,664
                                                               __________

The estimated aggregate maturities required on long-term debt for each of the individual years at October 31, 2004 are as follows:

                                         2005       $ 1,426,928
                                         2006         1,428,099
                                         2007         1,356,394
                                         2008         1,145,366
                                         2009         1,061,089
                                         Thereafter   1,068,716
                                                    ___________
                                                    $ 7,486,592
                                                    ___________

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - RECEIVABLE FROM MINORITY INTEREST

In May 2002, the Company completed expansion of cargo air carrier operations and established an eighty-five-percent owned foreign subsidiary, Alpine Air Chile S.A. (Chile), headquartered in Santiago, Chile. There were no revenues for the fiscal year 2002, as actual flight operations of Chile did not commence until after October 31, 2002. The net loss for Alpine Air Chile, S.A. for the periods ended October 31, 2004 and 2003 applicable to the 15% non-controlling interest were not allocated to the non-controlling interests as there is no obligation of the non-controlling interests to share in such losses.

NOTE 12   STOCKHOLDERS EQUITY

Common Stock - The Company is authorized to issue 20,000,000 shares of $.001 par value common stock. As of October 31, 2004, 11,122,000 shares are issued or outstanding.

In May 2004, the Company issued 100,000 shares of common stock for consulting services to a third party. The shares were issued at $0.58 per share.

In February 2004, the Company issued 22,000 shares of common stock to settle accounts payable of $42,977.

Preferred Stock - The Company is authorized to issue 1,000,000 shares of $.001 par value preferred stock with such rights and preferences and in such series as determined by the Board of Directors at the time of issuance. No shares are issued or outstanding as of October 31, 2004.

Preferred Stock Subsidiary - The Company's subsidiary Alpine Aviation, Inc. is authorized to issue 1,000,000 shares of preferred stock with a stated value of $9.104. At October 31, 2004, 1,000,000 shares are issued and outstanding. The preferred stock provides for monthly dividends at an annual rate of 6.5%, and is not convertible. The Company can redeem the subsidiary's preferred stock any time and the entity related to an officer and majority shareholder of the Company can call for redemption of the subsidiary's preferred stock any time after December 31, 2008. The Company has entered into an agreement with the holder of the preferred stock to postpone payment of the dividends on the stock until November 1, 2006. However, the dividends will continue to accrue and are presented as a long-term liability on the balance sheet.

Stock Option Plan - In August 2001, the stockholders approved the adoption of an equity incentive plan. The plan allows the Company to issue incentive stock options (ISO's), non-statutory stock options and restricted shares to employees, directors, and consultants of the Company. Annually, commencing January 2002, the aggregate number of shares of the Company's common stock available for award under the plan shall increase by the lesser of 250,000 or seven percent of the outstanding stock less the number of shares previously authorized for the plan. As of October 31, 2004 and 2003 a total of 770,000 shares of the Company's common stock have been reserved for issuance under the plan, respectively. At October 31, 2004, 587,235 options are available for issuance under the plan. The plan terminates, and no further options may be granted after August 18, 2011.

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

           ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - STOCKHOLDERS EQUITY [CONTINUED]

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Therefore, the Company continues to account for stock based compensation under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized.

The fair value of these options was estimated at the date of grant using the Black-scholes option-pricing model with the following weighted-average assumptions, risk-free interest rate of four percent for the year ended October 31, 2002; weighted average expected life is seven years for the outstanding options. It is assumed that no dividends will be paid during the periods of calculation. At October 31, 2002, volatility is calculated to be seventy-one, resulting in a respective weighted-average fair value per option of $5.90. Option pricing models require the best-input assumptions available were used to value the options and management believes the resulting option values are reasonable.

A summary of the status of the options outstanding under the Company's stock option plans at October 31, 2004, is presented below:

                               October 31, 2004       October 31, 2003
                                    Weighted Average         Weighted Average
                            Shares   Exercise Price   Shares   Exercise Price
                            ______  ________________  ______ ________________
Outstanding at beginning of
period                      182,765      $7.60        197,052       $7.60
Granted                           -          -              -           -
Exercised                         -          -              -           -
Forfeited                         -          -        (14,287)       7.50
Expired                           -          -              -           -
                           ________ ________________  _______ _______________

Outstanding at end of
Period                      182,765      $7.60        182,765       $7.60
                           ________ ________________  _______ _______________

Weighted average fair
value of options granted
during the year                   -          -              -           -
                           ________ ________________  _______ _______________



A summary of the status of the options outstanding under the Company's stock option plans and employment agreements at October 31, 2004 is presented below:
                   Options Outstanding              Options Exercisable
                             Weighted-
                             Average       Weighted-                Weighted-
Range of     Number         Remaining       Average       Number     Average
Exercise    of Shares      Contractual     Exercise     of Shares    Exercise
 Prices    Outstanding     Life (years)      Price     Exercisable    Price

$ 7.50-$8.25   182,765        5.5 years      $ 7.60        182,765     $ 7.60

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - INCOME (LOSS) PER COMMON SHARE

The following data show the amounts used in computing net income (loss) per common share, for the year ended October 31:

                                                  2004            2003
                                              ___________      ___________
   Net income (loss) available to
     common shareholders                      $(2,526,183)     $(1,418,549)
                                              ___________      ___________
   Common shares outstanding during the
   entire period                               11,000,000       11,000,000

   Weighted average common shares issued
   during the period                               64,475                -
                                              ___________      ___________
   Weighted average number of common shares
   used in basic EPS                           11,064,475       11,000,000

   Dilutive effect of stock options                     -                -
                                              ___________      ___________

    Weighted average number of common shares
    and dilutive potential common stock used
    in diluted EPS                             11,064,475       11,000,000
                                              ___________      ___________

For the year ended October 31, 2004, 182,765 outstanding options were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive. During December 2003 the Company issued 1,000,000 series A, 6.5% preferred shares of the Company's subsidiary Alpine Aviation, Inc. with a stated value of $9.104 per share, for the purchase of aircraft. These preferred shares have no voting rights and are not convertible into common stock and thus are not included in the calculations of earnings per share.

NOTE 14 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes [SFAS No. 109]. SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At October 31, 2004 and October 31, 2003, respectively, the total of all deferred tax assets was approximately $2,544,000 and $439,000 and the total of the deferred tax liabilities was approximately $251,000 and $720,000. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - INCOME TAXES [CONTINUED]

The components of income tax expense (benefit) from continuing operations for the year ended October 31,:
                                                       2004            2003
                                                    ___________  ___________
      Current income tax expense (benefit):
        Federal                                     $  (103,297) $    72,032
        State                                                 -       13,520
                                                    ___________  ___________
           Current tax expense (benefit)            $  (103,297) $    85,552
                                                    ___________  ___________
      Deferred tax expense (benefit) arising from:
        Excess of tax over financial accounting
        depreciation                                $ 1,728,229  $     4,627
        Deferred gain                                  (301,749)           -
        Allowance for bad debt                         (428,390)           -
        Reserve for accrued vacation                     (4,961)      28,268
        Accrued interest                                (33,651)           -
        Alternative minimum tax credit                   19,379            -
        Foreign net operating loss carryforward         (29,509)           -
        Net operating loss carryover                 (1,345,901)           -
        Valuation allowance                             (32,463)           -
        Capital loss carryover                           61,971            -
                                                    ___________  ___________
     Net deferred tax expense (benefit)             $  (367,045) $    32,895
                                                    ___________  ___________

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

A reconciliation of income tax expense from continuing operations at the federal statutory rate to income tax expense at the company's effective rate is as follows as of October 31:
                                                              2004
                                                          ___________

    Computed tax at the expected statutory rate              31.98%
    State and local income taxes, net of federal benefit      3.54%
    Change in valuation allowance                             1.76%
    Excess of tax over financial accounting depreciation     (7.41)%
    Expired capital loss carryover                           (3.34)%
    Other Items                                              (1.08)%
                                                           ___________
         Income tax expense                                  25.45%
                                                           ___________

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - INCOME TAXES [CONTINUED]

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset (liability) for the year ended October 31, 2004 and at October 31, 2003:

                                              October 31, October 31,
                                              2004           2003
                                             ___________  __________
   Allowance for bad debt                     $  447,370  $   18,980
   Unrealized gain on marketable securities       11,094      15,345
   Reserve for accrued vacation                   30,956      25,994
   Accrued interest                               33,652           -
                                             ___________  __________
             Net current tax assets          $   523,072  $   60,319
                                             ___________  __________
   Capital Loss carryforward                 $    84,651  $  146,622
   Foreign net operating loss carryforward       206,666     177,157
   Net operation loss carryforward             1,392,181           -
   Valuation allowance                          (291,316)   (323,779)
   Alternative minimum tax credits                35,462      54,841
   Excess of tax over book accounting
     depreciation                               (250,535)   (719,626)
   Deferred sales                                301,749
                                             ___________  __________
             Net deferred tax (liability)    $ 1,478,858  $ (664,785)
                                             ___________  __________

As of October 31, 2004 Alpine Air Chile has foreign net operating loss carryforwards of approximately $1,378,000. The Company also has capital loss carryforwards of approximately $223,000 that expire in 2005 and a net operation loss carryforward of approximately $3,667,000 that expires in 2024. A valuation allowance in the amount of approximately $291,000 was recorded at October 31, 2004, due to uncertainty of whether the company is more than likely not to generate sufficient capital gains and foreign income to utilize the benefit of these loss carryforwards before their expiration. The change in the valuation allowance for the year ended October 31, 2004 and 2003 was approximately $32,000 and $33,000, respectively.


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

           ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - SEGMENT INFORMATION [CONTINUED]

Financial information summarized by geographic segment for the year ended October 31, 2004 is listed below:

                                      Income (loss)     Long-
                                      before income     lived        Total
                           Revenues       taxes         assets      assets
                        ___________   ___________   ___________  ___________
  United States         $14,716,735   $(1,651,730)  $19,095,806  $24,955,197
  Chile                     241,711      (196,725)        5,234       43,688
                        ___________   ___________   ___________  ___________
  Reportable
  segments total        $14,958,446   $(1,848,455)  $19,101,040  $24,998,885
                        ___________   ___________   ___________  ___________

Financial information summarized by geographic segment for the year ended October 31, 2003 is listed below:

                                      Income (loss)     Long-
                                      before income     lived        Total
                           Revenues       taxes         assets      assets
                        ___________   ___________   ___________  ___________
  United States         $10,138,445   $  (810,473)  $16,809,978  $19,849,347
  Chile                     151,986      (937,812)       10,442      328,903
                        ___________   ___________   ___________  ___________
  Reportable
  segments total        $10,290,431   $(1,748,285)  $16,820,420  $20,178,250
                        ___________   ___________   ___________  ___________

NOTE 16   CONCENTRATIONS

U.S. Postal Service Contracts - The Company receives the majority of its revenues from contracts with the U.S. Postal Service (USPS). For the year ended October 31, 2004 and 2003, the revenues from contracts with the USPS represented 81% and 68% of total revenues, respectively. At October 31, 2004 and 2003, accounts receivable from the USPS totaled $1,046,321 and $465,020, or 43% and 50%, respectively. The contracts currently in effect with USPS will expire between August and November 2006 for mainland US operations and in April 2007 for Hawaii with certain renewal provisions for an additional 2 years. The loss of this customer would have a material negative effect on the operations of the Company.

Aircraft Leases - The Company leases aircraft to Sundance Air, Inc. located in Puerto Rico and Colorado and is 30% owned by an Officer and majority shareholder of the Company. [See Note 7]

NOTE 17   COMMITMENTS AND CONTINGENCIES

401(k) Profit Sharing Plan - The Company had an employee benefit plan under
Section 401(k) of the Internal Revenue Code. Employees who had at least three months of service with the Company were allowed to contribute a portion of their compensation up to the federal limit to the plan. The Company contributed an additional 50 percent of the amount contributed by employees up to a maximum of 3 percent of compensation. Participants were fully vested in employer contributions after two years of service. For the nine month period ended July 31, 2003, the Company contributed $11,431. During August 2003, the Company's Board of Directors approved the termination of the Company's 401(k) Profit Sharing Plan.

           ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17   COMMITMENTS AND CONTINGENCIES [CONTINUED]

Litigation - In December 2002, the Company, Eugene Mallette (CEO) and Kenneth
D. Holliday (a former consultant and current director) were named in a lawsuit for damages in the amount of $2 million per defendant. The matter was settled in September 2004 for net cash proceeds from the Company of $195,000.

Lawsuit - The Company has been named in a lawsuit by a former employee for claims of approximately $50,000 related to wrongful termination. The Company has made an offer to settle which was turned down. The plaintiff is not actively pursuing prosecution and the Company believes the case may be dismissed for lack of prosecution.

Aircraft Accident - On August 17, 2004, one of the Company's Beech 99 aircraft, along with two individuals including the pilot, were lost in an aircraft accident near Great Falls, Montana. Investigations into the cause of the accident were conducted by the Company and regulatory agencies. The results of investigations have not been concluded and there are no claims or assessments currently filed against the Company.

Aircraft Incident - In October 2004, a Company aircraft clipped the roof of a building near an airport. The claims related to this incident are being processed by the insurance carrier. The Company does not anticipate that the final settlement of this claim will have a material effect on the Company.

Aircraft Incident - In October 2004, a Company aircraft was damaged when it crash landed at an airport. There have been no lawsuits to-date and none are expected. The Company does not expect any financial exposure in excess of insurance coverage.

Breach of Contract   The Company had entered into a contract with a vendor to
provide certain services to the Company. The vendor has been notified that they have breached the terms of the contract with the Company. The Company is disputing claims by the vendor of amounts due under the contract and has returned all equipment to the vendor that were required under the contract.

Engine Overhauls - The Company leased several aircraft from Mallette Family LLC an entity owned by the Company's Officer and majority shareholder through July 31, 2003 and paid the lessor an hourly rate for engine usage, as the lessor was responsible for overhaul expense. During August 2003 one of the aircraft purchased suffered an engine failure resulting in the Company accruing a contingent liability for $134,500 for replacement of the engine as the Company adopted a policy to expense the cost of engine overhauls at the time the expense is incurred. At October 31, 2004 and 2003 the balance of the estimated contingent liability was $0 and $134,500 respectively.

The Company operates its aircraft under a certificate which allows it to accumulate time between overhauls (TBO) in excess of manufacturer's recommendations. The Company regularly inspects its engines. A majority of the engines used by the Company have accumulated TBO in excess of manufacturer's recommendations.

An engine overhaul can involve only one section of an engine or may involve multiple sections as well as replacing certain life limited parts within the engine. The typical cost of overhauling just one section versus the entire engine ranges from approximately $30,000 to $120,000. The Company has not made any accruals for the anticipated costs of future engine overhauls.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18   GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company experienced a significant loss from operations during the years ended October 31, 2004 and 2003 which management believes resulted from a receivable related to the leasing of aircraft that became uncollectible, the operations of Alpine Air, Chile, and the decreased rate per pound negotiated in the new USPS contract in the mainland US. These losses raised concern about the ability of the Company to continue as a going concern. The Company has mitigated the recent losses through management plans which have included a new USPS contract in Hawaii, the recovery of aircraft previously leased which can now be redeployed, the reduction of any further significant investment into Alpine Air Chile, the purchase of aircraft from the former lessor thus seeking to reduce the liquidity demands on the Company, and the Company has entered into agreements to postpone the payments on the related party notes payable and the dividends on preferred stock.

NOTE 19   SUBSEQUENT EVENTS

Legal Issues - The Company has been pursuing legal action under arbitration to recover aircraft under lease to a third party. Three of five aircraft were recovered by October 31, 2004. The two remaining aircraft were recovered in November 2004. The Company is still arbitrating the issue of lease payments due to the Company. At October 31,2004, the Company has recorded a bad debt allowance of $891,535 to offset the receivable balance related to these aircraft.

Aircraft Purchase - During the year, the Company entered into negotiations for the purchase of two SAAB 340A aircraft. A deposit for $100,000 has been made pending completion of the agreement. The deposit is classified on the balance sheet as a current asset.

Proposed Stock Option Grant - Subsequent to October 31, 2004, the Company offered certain employees the option of receiving a grant of stock options or an increase in their salaries or wages to compensate those employees who took a 10% reduction in pay in 2003 and who continued to be employees at the time of the offer. An amount estimated to cover this obligation has been recorded as an accrued liability pending acceptance by the employees.

Proposed Stock Sale/Change in Control - On October 8, 2004, StoneTree
Group, LLLP ("IFW"), a Delaware corporation, executed a Stock Purchase Agreement by which Universal Express, Inc., a Nevada corporation ("Universal Express") is to acquire 80% of the Company's issued and outstanding common stock (the "Agreement") in exchange for total consideration to IFW of $12 million. IFW is the entity from whom the controlling interest is to be obtained. In addition, at closing, Universal Express is to pay to the Company the sum of $2 million, to be used solely for usual and customary business
purposes.   Universal Express is also required to refinance up to $8
million in Company debt and, no later than January 31, 2005, to obtain the release of IFW from all guarantees for such indebtedness.

The Company is not a party to the Agreement. However, based on its review thereof, the Company understands that the completion of the acquisition requires the performance of the following: (i) Universal Express' obtaining funding on acceptable terms no later than the closing date; (ii) the deposit of the purchase money with an approved escrow agent; and (iii) Universal Express' commencement and consummation of a cash tender offer to the Company's minority stockholders. There can be no assurance that each of these conditions will be met and that the transaction will be completed. On January 21, 2005, which is subsequent to the period covered by this Report, Universal Express' and IFW announced their agreement to assign Universal Express' rights under the Stock Purchase Agreement to Capitalliance Financial Services, LLC ("Capitalliance"). To the Company's knowledge, the terms of the acquisition by Capitalliance will be substantially different from the terms of the acquisition by Universal Express. However, to the Company's knowledge, no definitive agreement has been reached between Capitalliance and IFW.

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

Item 8(a).  Controls and Procedures.
------------------------------------

     As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Director of Accounting, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Director of Accounting concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 8(b).  Other Information.

     We have been pursuing legal action under arbitration to recover aircraft under lease to a third party. Three of five aircraft were recovered by October 31, 2004. The two remaining aircraft were recovered in November 2004. The Company is still arbitrating the issue of lease payments due to the Company.

     Our Company entered into negotiations for the purchase of SAAB aircraft. A deposit for $100,000 has been made pending completion of the agreement. This Agreement was disclosed in a Current Report on Form 8-K dated October 3, 2004 and filed with the Securities and Exchange Commission on October 15, 2004. See Part III, Item 13 of this Report.

     Subsequent to October 31, 2004, the Company offered certain employees the option of receiving a grant of stock options or an increase in their salaries or wages to compensate those employees who took a 10% reduction in pay in 2003 and who continued to be employees at the time of the offer. An amount estimated to cover this obligation has been recorded as an accrued liability pending acceptance by the employees.

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

Name                     Age         Position            Held Position Since
----                      --         --------            -------------------
Eugene R. Mallette        55         Chairman and CEO           1986
Gerry Lefavor             53         Director of Accounting     2004
Max A. Hansen             54         Secretary/Treasurer
                                     and Director               1986
Joseph O. Etchart         55         Director                   2002
Kenneth D. Holliday       59         Director                   2002


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

     Gerry Lefavor was named Director of Accounting in 2004. Mr. Lefavor is a licensed CPA and has served in finance and accounting leadership capacities in private industry for the past 27 years. From 1995 to 2003, he was the Director of Finance for Dynix Corporation, an international developer of
library management software.   From 1986 to 1994, he was the Treasurer and
Controller for AgriDyne Technologies Inc., a biotech company formerly known as NPI, and has held various finance and accounting management positions in Kayser-Roth Corporation, Max Factor and Company, and JC Penney Company. He was a student athlete at the University of Utah where he received a BS in Accounting in 1976 and was named an all-conference pitcher on the intercollegiate baseball team. He served several years as a chairman for fundraising events for the American Cancer Society and is actively involved in church and humanitarian projects.

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

     Alpine Air established a standing audit committee in the first quarter of its 2002 fiscal year. The committee has adopted a charter and currently consists of three members, Max A. Hansen (Chair), Joe O. Etchart and Ken Holliday. Alpine Air does not have standing nominating or compensation committee.

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

Code of Ethics.
---------------

    We filed our Code of Conduct for our executive officers with our Amended 10KSB dated October 31, 2003, and filed with the Securities and Exchange Commission on March 19, 2004.

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     Alpine Air believes all forms required to be filed under Section 16 of the Exchange Act for have been timely filed.

     On January 9, 2004, our Board of Directors adopted an Insider Trading Policy. The purpose of this Policy is to ensure that our directors, executive stockholders and 10% stockholders comply with Section 16(a) of the Exchange Act and to establish procedures by which our insiders may buy and/or sell our common stock without violating the securities laws' prohibition against insider trading.

                   ITEM 10.  EXECUTIVE COMPENSATION

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of Alpine Air's last three completed fiscal years to Alpine Air or its principal subsidiaries Chief Executive Officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at October 31, 2004, the end of Alpine Air's last completed fiscal year):
                           Summary Compensation Table

                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and        Year or               Other  Rest- Under- LTIP  Other
Principal       Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position        Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
----------------------------------------------------------------------

Eugene Mallette10/31/04  48,107      0     0     0     0      0     0
CEO            10/31/03 104,371      0   7429    0     0      0     0
President      10/31/02 109,750  190,667 6424    0     0      0     0

Bill Distefano 10/31/04  54,385      0     0     0     0      0     0
Former         10/31/03 154,360      0   7998    0     0      0     0
President (1)  10/31/02 105,700  188,167 8620    0     0      0     0

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

     Options/SAR Grants.
     -------------------

     We did not grant any options or SARs to any executive officer during the fiscal year ended October 31, 2004.

     Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value
Table.
------

     No stock options or SARs were exercised during the fiscal year ended October 31, 2004.

     Pension Table.
     --------------

      None.

     Compensation of Directors.
     --------------------------

     No Options were granted for the fiscal year ended October 31, 2004.

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

     We did not issue any options under the plan in the fiscal year ended October 31, 2004.

     Subsequent to October 31, 2004, we offered certain employees the option of receiving a grant of stock options or an increase in their salaries or wages to compensate those employees who took a 10% reduction in pay in 2003 and who continued to be employees at the time of the offer.

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information relating to the beneficial ownership of Alpine Air's common stock as of January 26, 2005 by each person known by Alpine Air to be the beneficial owner of more than 5% of the outstanding shares of common stock and each of Alpine Air's directors and executive officers.

Name and Address of
Principal Stockholders:        Common Stock         Percentage
----------------------------   ------------       ---------------
IFW St. Croix Group, LLLP         9,238,155(1)               83.1%
P. O. Box 3032
Kingshill, Virgin Islands 00851

Officers and Directors:
----------------------------
Eugene R. Mallette, CEO              5,000(2)             Less than 1%
 and Director
Gerry Lefavor                          -0-                 -0-
Max Hansen, Secretary,               1,000                Less than 1%
 Director
Joseph O. Etchart, Director          6,315                Less than 1%
Kenneth D. Holliday, Director          -0-                 -0-

                                ----------                ------------
All officers and directors
 as a group (5 persons)             12,315                Less than 1%
                                ==========                ============

     (1) IFW St. Croix Group, LLLP changed its name to StoneTree Group, LLLP in 2004.

     (2) These shares are in the name of Mary Lou Mallette, Mr. Mallette's wife.

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

Securities Authorized for Issuance under Equity Compensation Plans.
-------------------------------------------------------------------

                    Equity Compensation Plan Information
                    ------------------------------------

            Number of                                  Number of securities
            securities                                 remaining available
            to be issued                               for future issuance
            upon exercise       Weighted-average       under equity
            of outstanding      exercise price of      compensation plans
Plan        options, warrants   outstanding options,   excluding securities
category    and rights          warrants and rights    reflected in column (a)
--------    ----------          -------------------    -----------------------
               (a)                      (b)                      (c)

Equity      182,765                 $7.60                      182,765
compen-
sation
plans
approved
by
security
holders

Equity
compen-
sation
plans not    -0-                   -0-                          -0-
approved
by
security
holders

Total       182,765                 $7.60                      182,765

          ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Alpine Air leased aircraft from CLB Corporation and Mallette Family, LLC which are controlled by Mr. Mallette. The terms were approved by a vote of the directors. During the fiscal year ended October 31, 2004, Alpine paid $160,635 to CLB and $0 to Mallette Family, LLC in lease payments.

          On July 31, 2003, Alpine Aviation purchased 16 aircraft from Mallette Family, LLC, for a total price of $17,330,569. After taking into account certain credits due to Alpine Aviation and the assumption of debt, the net purchase price was $1,476,381. This transaction was disclosed in a Current Report on Form 8-K dated July 31, 2003, as amended, which was filed with the Securities and Exchange Commission on August 15, 2003, and February 20, 2004 and which is incorporated herein by reference. See Part III, Item 13 of this Annual Report.

     On December 15, 2003, Alpine Aviation purchased 16 Beechcraft Model 99's from CLB Corporation for a total purchase price of $9,900,000. After deductions for certain credits due to Alpine Aviation and the assumption of debt, the net purchase price was $9,103,966. The consideration paid included $9,104,000 in preferred stock of the Company's subsidiary Alpine Aviation, Inc. and the assumption of the underlying debt on the aircraft totaling $709,981. The remaining $86,019 is recorded as a payable to the entity related to an officer and majority shareholder of the Company. This purchase was disclosed in a Current Report on Form 8-K dated December 15, 2003, as amended, filed with the Securities and Exchange Commission on December 31, 2003 and August 6, 2004. These Current Reports are incorporated herein by reference. See Part III, Item 13 of this Annual Report.

     The Company leases aircraft to Sundance Air, Inc. which is 30% owned by an Officer and majority shareholder of the company. At October 31, 2004, the Company had a receivable of $987,235 and carried lease deposits of $95,700. During the year ended October 31, 2004 the Company, recorded leasing revenues of $1,849,082 and charter service revenues of $209,454. The Company further recorded payments of $102,150 which the Mallette Family, LLC collected from Sundance Air, Inc. on behalf of the Company during this period. These amounts were offset against the outstanding related party note payable.

     In connection with the purchase of the aircraft the Company issued a note to an entity related to an officer and majority shareholder of the Company in the amount of $1,476,381. The note payable dated July 31, 2003, bears interest rate of 6.5% and called for payments of $33,624 due for 14 monthly installments with the balance due November 1, 2004. Through October 31, 2003, Mallette Family, LLC collected $282,456 from Sundance Air, Inc. on behalf of the Company and recorded principle and interest payments of $259,197 and $23,259, respectively, against the note. Mallette Family LLC further made note payments of $43,312, net of interest of $754, on behalf of the Company during the period ended October 31, 2003. During the year ended October 31, 2004, Mallette Family, LLC. Collected $102,150 from Sundance Air, Inc. on behalf of the Company and recorded principle and interest payments of $97,962 and $4,188, respectively. The entity related to an officer and majority shareholder of the Company has agreed to forestay future payment until required by the note's balloon payment which was due November 1, 2004 but has been extended for a period of at least one year from October 31, 2004 by the note holder.

     In connection with the purchase of aircraft from an entity related to an officer and majority shareholder of the Company, the Company has entered into a Note Payable in the amount of $86,019. This note bears interest at 6.5% and is callable on or after August 1, 2005 at note holder's option.

     During May 2004, lease payments due to an entity related to an officer and majority shareholder of the Company in the amount of $667,115 were converted into a demand note payable with interest to accrue at six and one-half (6.50%) percent on the principal balance. At October 31, 2004, the unpaid balance was $472,174.

             ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Reports on Form 8-K.

     Current Report on Form 8-K dated June 25, 2003, filed June 27, 2003.

     Current Report on Form 8-K dated June 25, 2003, filed July 21, 2003.

     Current Report on Form 8-K dated July 31, 2003, as amended, filed August 15, 2003 and February 20, 2004.

     Current Report on Form 8-K dated August 6, 2003, filed August 13, 2003.

     Current Report on Form 8-K dated December 15, 2003, as amended, filed December 31, 2003 and August 6, 2004.

     Current Report on Form 8-K dated April 7, 2004, filed April 13, 2004.

     Current Report on Form 8-K dated April 27, 2004, filed April 27, 2004.

     Current Report on Form 8-K dated October 8, 2004, filed October 15, 2004.

     (b) Exhibits.

31.1  302 Certification of Eugene Mallette

31.2  302 Certification of Gerry Lefavor

32    906 Certification

Item 14.  Principal Accountant Fees and Services.


     The following is a summary of the fees billed to Alpine Air by its principal accountants during the fiscal years ended October 31, 2004, and October 31, 2003:


     Fee category                      2004           2003
     ------------                      ----           ----

     Audit fees                        $112,550       $133,777

     Audit-related fees                -0-            -0-

     Tax fees                          -0-            $  7,105

     All other fees                    -0-            $  4,325

     Total fees                        $112,550       $145,207

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


Date: 1/28/2005                  By: /s/Eugene Mallette
      ---------                      -----------------------
                                     Eugene Mallette, Chief Executive Officer
                                     and Director


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: 1/28/2005                      /s/Eugene Mallette
      ---------                      -----------------------
                                     Eugene Mallette, Chief Executive Officer
                                     and Director


Date: 1/28/2005                      /s/Gerry Lefavor
      ---------                      -----------------------
                                     Gerry Lefavor, Director of Accounting


Date: 1/28/2005                      /s/Max A. Hansen
      ---------                      -----------------------
                                     Max A. Hansen, Secretary/Treasurer and
                                     Director


Date: 1/28/2005                      /s/Joseph O. Etchart
      ---------                      -----------------------
                                     Joseph O. Etchart, Director


Date: 1/28/2005                      /s/Kenneth D. Holliday
      ---------                      ------------------------
                                     Kenneth D. Holliday, Director