Form 10QSB
period 2005-01-31
ALPINE AIR EXPRESS INC/DE
filed 2005-03-15
CIK 1092807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                                FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended January 31, 2005

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

                            January 31, 2005

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

                       JANUARY 31, 2005

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             CONTENTS


                                                                         PAGE


             Unaudited Condensed Consolidated Balance Sheets at           F-2
               January 31, 2005

             Unaudited Condensed Consolidated Statements of               F-4
               Operations Three months ended January 31, 2005 and 2004

             Unaudited Condensed Consolidated Statements of               F-6
               Comprehensive Income for the Three months ended
               January 31, 2005 and 2004

             Unaudited Condensed Consolidated Statements of               F-7
               Cash Flows, for the three months ended January 31, 2005
               and 2004

             Notes to Unaudited Condensed Consolidated Financial  F-9 to F-26
               Statements

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

        UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                             ASSETS

                                                      January 31,
                                                         2005
                                                      ___________
CURRENT ASSETS:
 Cash and cash equivalents                            $   257,104
 Marketable securities                                    216,937
 Trade accounts receivable, net                         1,526,091
 Trade accounts receivable, net   related entity           95,700
 Inventories                                              799,839
 Prepaid expenses                                         526,175
 Income taxes receivable                                  103,297
 Deposits                                                 155,000
 Deferred tax asset, current                              599,415
                                                      ___________
     Total Current Assets                               4,279,558

PROPERTY AND EQUIPMENT, net                            18,740,431

OTHER ASSETS                                              164,776

DEFERRED TAX ASSETS, long-term                          1,485,097
                                                      ___________
                                                      $24,669,862
                                                      ___________


                           [Continued]

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

         UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                           [Continued]


               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       January 31,
                                                         2005
                                                      ___________
CURRENT LIABILITIES:
  Trade accounts payable                              $ 1,999,909
  Accounts payable related party                            2,000
  Accrued liabilities                                     427,005
  Refundable deposits                                     117,704
  Current portion of notes payable                      1,382,850
  Current portion of notes payable   related party              -
                                                      ___________
  Total Current Liabilities                             3,929,468

DEFERRED GAIN ON SALE OF ASSETS                           751,230

NOTES PAYABLE, net of current portion                   5,782,248

NOTES PAYABLE   RELATED PARTY, net of current portion   1,725,668

DIVIDENDS PAYABLE                                         665,730

COMMITMENTS AND CONTINGENCIES [SEE NOTE 17]                     -
                                                      ___________
  Total Liabilities                                    12,854,344
                                                      ___________
MINORITY INTEREST                                               -
                                                      ___________
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 1,000,000 shares
   authorized, none issued and outstanding                      -
  Preferred stock of subsidiary, $9.104 stated value,
   1,000,000 shares authorized, 1,000,000 issued and
   outstanding                                          9,104,000
  Discount on preferred stock of subsidiary            (2,783,176)
  Common stock, $.001 par value, 20,000,000 shares
    authorized, 11,122,000 shares issued and
    outstanding, respectively                              11,122
  Additional paid-in capital                            1,690,933
  Accumulated other comprehensive income (loss)            83,932
  Retained earnings                                     3,708,707
                                                      ___________
  Total Stockholders' Equity                           11,815,518
                                                      ___________
                                                      $24,669,862
                                                      ___________


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 For the Three Months
                                                        Ended
                                                      January 31,
                                                _____________________
                                                   2005      2004
                                                __________ __________
OPERATING REVENUE:
  Operations                                    $4,935,082 $2,407,950
  Public services                                  277,494    227,888
                                                __________ __________
  Total Operating Revenues                       5,212,576  2,635,838
                                                __________ __________
DIRECT COSTS:
  Operations                                     4,091,248  2,020,524
  Public services                                  865,421    164,039
                                                __________ __________
  Total Direct Costs                             4,956,669  2,184,563
                                                __________ __________
  Gross Profit                                     255,907    451,275
                                                __________ __________
OPERATING EXPENSES:
  General and administrative                       381,480    708,723
                                                __________ __________
  Total Operating Expenses                         381,480    708,723
                                                __________ __________
Operating Income (Loss)                           (125,573)  (257,448)
                                                __________ __________
OTHER INCOME (EXPENSE):
  Interest income                                   14,260        897
  Interest expense                                (141,412)  (159,936)
  Gain (loss) on disposal of assets                      -      1,639
  Other income (expense)                                16     35,476
  Gain (loss) on foreign currency translation          101     (1,552)
                                                __________ __________
  Total Other Income (expense)                    (127,035)  (123,476)
                                                __________ __________
INCOME (LOSS) BEFORE TAXES AND MINORITY INTEREST  (252,608)  (380,924)

  Current income tax expense (benefit)                   -   (116,297)
  Deferred income tax expense (benefit)            (83,765)   148,454
                                                __________ __________
INCOME (LOSS) BEFORE MINORITY INTEREST            (168,843)  (413,081)
Minority interest in net loss of subsidiary
[See Note 13]                                            -          -
                                                __________ __________
NET INCOME (LOSS)                               $ (168,843)$ (413,081)
                                                __________ __________

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                           [Continued]

                                                 For the Three Months
                                                        Ended
                                                      January 31,
                                                _____________________
                                                   2005      2004
                                                __________ __________
NET INCOME (LOSS)                               $ (168,843)$ (413,081)
                                                __________ __________

DIVIDENDS:
  Dividends declared and amortization of
  preferred stock discount analogous to a
  preferred stock dividend                      (1,473,749)  (163,750)
                                                __________ __________
NET (LOSS) AVAILABLE TO COMMON SHAREHOLDERS    $(1,642,592)$ (576,831)
                                                __________ __________
NET (LOSS) PER COMMON SHARE:
  Basic                                         $    (0.15)$    (0.05)
  Diluted                                       $      N/A $      N/A
                                                __________ __________

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
                    COMPREHENSIVE INCOME


                                                 For the Three Months
                                                        Ended
                                                      January 31,
                                                _____________________
                                                   2005      2004
                                                __________ __________
NET INCOME (LOSS)                               $ (168,843)$ (413,081)

OTHER COMPREHENSIVE INCOME(LOSS):
  Unrealized loss on available for sale
   securities net of tax effect of $1,182            1,932      4,187
  Foreign currency translation gain (loss)          (6,308)    40,498
                                                __________ __________
COMPREHENSIVE INCOME (LOSS)                     $ (173,219)$ (368,396)
                                                __________ __________




The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES
     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      For the Three Months
                                                            Ended
                                                          January 31,
                                                     _______________________
                                                         2005          2004
                                                     _______________________
Cash flows from operating activities:
Net income (loss)                                   $  (168,843) $  (413,081)
                                                     _______________________
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
  Realized gain on marketable securities                      -            -
  Deferred tax expense (benefit)                        (83,765)     148,454
  Depreciation and amortization                         378,244      361,043
  Change in allowance for bad debt                      (50,085)      (3,625)
  Gain on return of plane                                     -         (820)
Changes in operating assets and liabilities:
   Trade accounts receivable                           (307,691)    (143,763)
   Trade accounts receivable - related party                  -      (48,336)
   Inventories                                          (37,137)     135,396
   Income taxes receivable                               91,900     (138,684)
   Deposit                                                    -          500
   Prepaid expenses                                    (191,036)       1,705
   Trade accounts payable                               120,037      335,321
   Accounts payable - related party                           -       15,624
   Accrued expenses                                     115,410        7,344
   Refundable deposits                                  (26,075)      (5,417)
   Deferred gain amortization                           (43,682)           -
   Deferred tax asset                                         -            -
                                                     __________ ____________
   Total adjustments                                    (33,880)     664,742

                                                     __________ ____________
     Net cash provided by (used in) operating
     activities                                        (202,723)     251,661
                                                     __________ ____________
Cash flows from investing activities:
  Proceeds from sale of marketable securities                 -            -
  Purchase of property and equipment                    (17,635)      (4,559)
  Other assets                                           (1,115)           -
                                                     __________ ____________
  Net cash provided by (used in) investing activities   (18,750)      (4,559)
                                                     __________ ____________
Cash flows from financing activities:
  Payment on notes payable                             (321,494)    (347,611)
  Payment on notes payable - related party                    -      (78,324)
  Increase in bank overdraft                                  -       83,596
                                                     __________ ____________
  Net cash provided by (used in) financing activities  (321,494)    (342,339)
                                                     __________ ____________
Effect of exchange rate changes                          (6,308)      40,500
                                                     __________ ____________
Net change in cash and cash equivalents                (549,275)     (54,737)
Beginning cash and cash equivalents                     806,379      126,476
                                                     __________ ____________
Ending cash and cash equivalents                     $  257,104 $     71,739
                                                     __________ ____________

                           [Continued]

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES
     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           [Continued]
                                                      For the Three Months
                                                            Ended
                                                          January 31,
                                                     _______________________
                                                         2005          2004
                                                     _______________________

Supplemental disclosures of cash flow information
Cash paid during the period for:
  Interest                                           $   141,413 $   132,033
  Income taxes                                       $         - $         -

Non-cash investing and financing activities:

For the three months ended January 31, 2005:
     The Company has an accumulated comprehensive loss of $16,199 resulting from an unrealized loss on marketable securities of $26,111 and net of the related deferred tax asset/liability of $9,912.

     The Company had preferred dividend expense of $327,500 which is comprised of $147,940 in dividends payable and $179,560 of amortized discount on preferred stock analogous to a preferred stock dividend.

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

Principles of consolidation   The condensed consolidated financial statements
include the accounts and operations of Alpine Air Express, Inc., its wholly-owned subsidiary Alpine Aviation, Inc. and Alpine Air Chile S.A., which is a 85% percent owned by the Company as of October 31, 2004 and 2003 (together referred to as the Company). Further, the net loss for Alpine Air Chile, S.A. for the periods ended January 31, 2005 and 2004 applicable to the 15% non-controlling interest were not allocated to the non-controlling interests as there is no obligation of the non-controlling interests to share in such losses. All material inter-company transactions and accounts have been eliminated in the consolidation.

Cash and cash equivalents - The Company considers demand deposits at banks and money market funds at other financial institutions with an original maturity of three months or less to be cash equivalents. At January 31, 2005, the Company had cash balances in excess of federally insured limits in the amount of $76,148.

At January 31, 2005, the Company had two restricted cash time deposits including interest totaling $164,776 held as collateral for debt of a third party and is included in other assets. (See Note 6)

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

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

Certain reclassifications - Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

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

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - MARKETABLE SECURITIES

The amortized cost, net unrealized gains and losses, and estimated fair value of available-for-sale securities by major security type were as follows:

                                  Amortized  Unrealized  Unrealized  Estimated
                                    cost        gain       (loss)   fair value
                                  _________   ________    ________  _________
    January 31, 2005
    Available-for-sale securities:
              Corporate equity    $ 243,048   $ 16,848    $(42,959) $ 216,937
                                  _________   ________    ________  _________
    October 31, 2004
    Available-for-sale securities:
              Corporate equity    $ 243,048   $  9,648    $(38,874) $ 213,822
                                  _________   ________    ________  _________



NOTE 3 - TRADE ACCOUNTS RECEIVABLE

  Trade accounts receivable consist of the following at:
                                                             January 31,
                                                                2005
                                                             _________

            Trade accounts receivable                       $1,813,084
            Trade accounts receivable  related entity        1,037,321
            Less allowance for doubtful accounts            (1,228,614)
                                                             _________
                                                            $1,621,791
                                                             _________

Bad debt (recovery) expense for the three months ended January 31, 2005 and 2004 was $50,085 and $(3,625), respectively.

NOTE 4 - PREPAID EXPENSES

  Prepaid expenses consist of the following at:
                                                             January 31,
                                                                2005
                                                             _________
   Prepaid expenses and credits                              $ 161,676
   Prepaid other taxes                                         364,499
                                                             _________
                                                             $ 526,175
                                                             _________

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INVENTORIES

  The composition of inventories is as follows at:
                                                            January 31,
                                                              2005
                                                             _________

   Aircraft parts                                            $ 777,992
   Fuel                                                         21,847
                                                             _________
                                                             $ 799,839
                                                             _________

The Company established an allowance for obsolete inventory for the three months ended January 31, 2005 and 2004 for $88,000 and $0, respectively.


NOTE 6   PROPERTY PLANT & EQUIPMENT

Property and equipment consists of the following at:

                                                                January 31,
                                         Estimated life            2005
                                           In years             ___________
      Building and improvements             10 - 40             $ 1,268,013
      Spare aircraft engines                 7 - 10                 342,500
      Aircraft                                   15              19,066,598
      Equipment                              3 - 10                 131,246
      Furniture and fixtures                 3 - 10                 294,009
      Vehicles                                5 - 7                 168,511
                                                                ___________
                                                                 21,270,877

         Less: Accumulated depreciation and amortization         (2,530,446)
                                                                ___________
                                                                $18,740,431
                                                                ___________


Depreciation expense amounted to $384,364 and $361,043 for the three months ended January 31, 2005 and 2004, respectively. Aircraft on operating lease are excluded from the amounts shown above and are reported in Note 7.

All of the Company's aircraft are held as collateral on various notes payable and related party notes payable at January 31, 2005.

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

In April 2004, Sundance returned one aircraft to the Company. Since then, the Company had been seeking an arbitration ruling in order to repossess the remaining five leased aircraft. As of October 31, 2004 Sundance Air, Inc. had returned three additional aircraft to the Company. The Company recovered the remaining two aircraft in November 2004. At January 31, 2005, the Company is due approximately $1,037,321 in past due lease payments and holds lease deposits of $95,700.


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

Future minimum lease payments for the years ending January 31, are as follows:

          2005                           $           27,683
          2006                                       27,683
          2007                                       23,263
          2008                                       10,001
          2009                                       10,001
          Thereafter                                211,683
                                                 __________
                                         $          310,314
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

Future minimum lease payments are as follows for the periods ending January
31:
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
                                                          ____________

NOTE 9 - RELATED PARTY TRANSACTIONS

Leased Aircraft - During the three months ended January 31, 2005 and 2004, the Company leased aircraft from CLB Corporation (CLB) and Mallette Family, LLC, entities related to an officer and majority shareholder of the Company. The lease payments varied depending on the type of aircraft and were due on a month-to-month basis. The Company owed lease payments of $0 and $0 to these related parties at January 31, 2005 and October 31, 2004, respectively. Total lease expenses to related parties are as follows for the three months ended January 31:
                                                         2005        2004
                                                      _________  _________
    CLB Corporation                                   $       -  $ 160,635
    Mallette Family, LLC                                      -          -
                                                      _________  _________
                                                      $       -  $ 160,635
                                                      _________  _________

The Company performed maintenance and certain qualified repairs on these leased aircraft per the terms of the lease agreements. The Company charges CLB and Mallette Family, LLC cost plus ten percent markup on all parts and a fixed rate of $55 per hour for labor. Total related party sales and cost of sales related to aircraft maintenance are as follows for the three months ended January 31:
                                                       2005       2004
                                                     _________   _________
   Total related party sales                        $        -   $ 118,129
   Total related party cost of sales                         -    (104,039)
                                                     _________   _________
   Gross margin on related party
     transactions                                   $        -   $  14,090
                                                     _________   _________

At January 31, 2005 and 2004, the Company had a receivable of $0 and $0, respectively, related to these repairs, reported under accounts receivable-related parties on the balance sheet.

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

Related Party Aircraft Leasing - Until November 2004, the Company leased aircraft to Sundance Air, Inc. which is 30% owned by an Officer and majority shareholder of the company. At January 31, 2005, the Company had a receivable of $1,037,321 and carried lease deposits of $95,700. During the three months ended January 31, 2005, the Company recorded leasing revenues to Sundance in the amount of $47,258.

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

The following is a summary of notes payable to related parties at January 31, 2005:

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
                                                            __________

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10   LONG TERM DEBT

   Notes payable arose from the purchase of aircraft during July and December 2003 [See Note 6] and consisted of the following at:
                                                              January 31,
                                                                 2005
                                                              __________
   Note payable, assumed at July 31, 2003 with a balance of
      $1,136,160, due March 28, 2007. Interest rate of Lender
      Prime + 1% or 7.25% at January 31, 2005. Secured by 1984
      Beech 1900 C, Reg #N-194GA. Personally guaranteed by an
      officer/shareholder                                     $  824,555

   Note payable, $2,750,000, assumed at July 31, 2003 with a
      balance due of $2,085,407, due December 28, 2008.
      Interest rate at Lender's prime rate or 5.25% at January
      31, 2005. Secured by 1900C, Reg # N-198GA and N-172GA.
      Personally guaranteed by an officer/shareholder.         1,718,735

   Note payable, assumed at July 31, 2003 with a balance of
      $3,850,000, due September 29, 2007. Interest rate of
      Lender Prime or 5.25% at January 31, 2005.  secured by
      1900C, Reg # N-154GA, N-1195GA, and 153GA. Personally
      guaranteed by an officer/shareholder                     3,150,000

   Note payable, issued April 12, 2004 for $598,713 due April
      11, 2009.  Interest rate of Lender Prime + 1% or 7.25%
      at January 31, 2005.  Secured by 2 Beech 99's, Reg #
      N-955AA and N-99GH.  Personally guaranteed by an
      officer/shareholder.                                       523,015

   Note payable, issued July 20, 2004 for $1,005,000 due
      August 5, 2009.  Interest rate of Lender Prime + 1% or
      7.25% at January 31, 2005.   Secured by 2 Beech 1900C's,
      Reg # N-410UB and N-17ZV.  Personally guaranteed by an
      officer/shareholder.                                       948,793
                                                              __________
                                                               7,165,098
             Less current portion                             (1,382,850)
                                                              __________
             Long-term portion                                $5,782,248
                                                              __________

   The estimated aggregate maturities required on long-term debt for each of the individual years at January 31, 2005 are as follows:

                       2006            $1,382,850
                       2007             1,426,355
                       2008             1,308,236
                       2009             1,145,151
                       2010             1,033,791
                       Thereafter         868,715
                                      ___________
                                      $ 7,165,098
                                      ___________

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - RECEIVABLE FROM MINORITY INTEREST

In May 2002, the Company completed expansion of cargo air carrier operations and established an eighty-five-percent owned foreign subsidiary, Alpine Air Chile S.A. (Chile), headquartered in Santiago, Chile. There were no revenues for the fiscal year 2002, as actual flight operations of Chile did not commence until after October 31, 2002. The net loss for Alpine Air Chile, S.A. for the periods ended January 31, 2005 and 2003 applicable to the 15% non-controlling interest were not allocated to the non-controlling interests as there is no obligation of the non-controlling interests to share in such losses.

NOTE 12   STOCKHOLDERS EQUITY

Common Stock - The Company is authorized to issue 20,000,000 shares of $.001 par value common stock. As of January 31, 2005, 11,122,000 shares are issued or outstanding.

Preferred Stock - The Company is authorized to issue 1,000,000 shares of $.001 par value preferred stock with such rights and preferences and in such series as determined by the Board of Directors at the time of issuance. No shares are issued or outstanding as of January 31, 2005.

Preferred Stock Subsidiary - The Company's subsidiary Alpine Aviation, Inc. is authorized to issue 1,000,000 shares of preferred stock with a stated value of $9.104. At January 31, 2005, 1,000,000 shares are issued and outstanding. The preferred stock provides for monthly dividends at an annual rate of 6.5%, and is not convertible. The Company can redeem the subsidiary's preferred stock any time and the entity related to an officer and majority shareholder of the Company can call for redemption of the subsidiary's preferred stock any time after December 31, 2008. The Company has entered into an agreement with the holder of the preferred stock to postpone payment of the dividends on the stock until November 1, 2006. However, the dividends will continue to accrue and are presented as a long-term liability on the balance sheet.

Stock Option Plan - In August 2001, the stockholders approved the adoption of an equity incentive plan. The plan allows the Company to issue incentive stock options (ISO's), non-statutory stock options and restricted shares to employees, directors, and consultants of the Company. Annually, commencing January 2002, the aggregate number of shares of the Company's common stock available for award under the plan shall increase by the lesser of 250,000 or seven percent of the outstanding stock less the number of shares previously authorized for the plan. As of January 31, 2005 a total of 770,000 shares of the Company's common stock have been reserved for issuance under the plan, respectively. At January 31, 2005, 588,702 options are available for issuance under the plan. After August 18, 2011, the plan terminates and no further options may be granted.

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

A summary of the status of the options outstanding under the Company's stock option plans at January 31, 2005, is presented below:
                                     January 31, 2005     October 31, 2004
                                _______________________ ______________________
                                       Weighted Average       Weighted Average
                                Shares  Exercise Price  Shares Exercise Price
                                ________  _____________ _________ ___________
Outstanding at beginning of
 period                          182,765          $7.60   182,765       $7.60
Granted                                -              -         -           -
Exercised                              -              -         -           -
Forfeited                         (1,267)             -         -           -
Expired                                -              -         -           -
                                ________  _____________  ________ ___________
Outstanding at end of Period     181,498          $7.60   182,765       $7.60
                                ________  _____________  ________ ___________
Weighted average fair value of
options granted during the year        -              -         -           -
                                ________  _____________  ________ ___________

A summary of the status of the options outstanding under the Company's stock option plans and employment agreements at January 31, 2005 is presented below:

                         Options Outstanding           Options Exercisable
         _____________________________________________________________________
Range of            Weighted-Average  Weighted Average        Weighted-Average
Exercise    Number    Remaining           Exercise     Number     Exercise
Prices   Outstanding Contractual Life      Price     Exercisable    Price
______________________________________________________________________________
$7.50-$8.25 181,498    5.25 years          $7.60       181,498     $7.60

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - INCOME (LOSS) PER COMMON SHARE

The following data show the amounts used in computing net income (loss) per common share, for the three months ended January 31:
                                                          2005      2004
                                                      __________ __________
Net income (loss) available to
common shareholders                                  $(1,642,592) $(576,831)
                                                      __________ __________
Common shares outstanding during the entire period    11,122,000 11,000,000
Weighted average common shares issued during the period        -          -
                                                      __________ __________
Weighted average number of common shares used in basic
EPS                                                   11,122,000 11,000,000
Dilutive effect of stock options                               -          -
                                                      __________ __________
Weighted average number of common shares and dilutive
potential common stock used in diluted EPS            11,122,000 11,000,000
                                                      __________ __________

For the three months ended January 31, 2005 and 2004, 181,498 and 182,765 outstanding options, respectively, were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive. During December 2003 the Company issued 1,000,000 series A, 6.5% preferred shares of the Company's subsidiary Alpine Aviation, Inc. with a stated value of $9.104 per share, for the purchase of aircraft. These preferred shares have no voting rights and are not convertible into common stock and thus are not included in the calculations of earnings per share.

NOTE 14 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes [SFAS No. 109]. SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At January 31, 2005 and October 31, 2004, respectively, the total of all deferred tax assets was approximately $2,959,000 and $2,544,000 and the total of the deferred tax liabilities was approximately $581,000 and $251,000. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - INCOME TAXES [CONTINUED]

The components of income tax expense (benefit) from continuing operations consist of the following for the three months ended January 31:
                                                          2005         2004
                                                    ___________ ___________
       Current income tax expense (benefit):
             Federal                                $         - $   (97,886)
             State                                            -     (18,411)
                                                    ___________ ___________
               Current tax expense (benefit)        $         - $  (116,297)
                                                    ___________ ___________
       Deferred tax expense (benefit) arising from:
         Excess of tax over financial accounting
         depreciation                               $   330,092 $   404,795
         Deferred gain                                   16,582           -
         Allowance for bad debt                         (19,012)          -
         Reserve for accrued vacation                    (1,155)      7,304
         Accrued interest                               (23,953)          -
         Foreign net operating loss carryforward         (2,303)    (26,298)
         Net operating loss carryover                  (352,914)   (263,645)
         Valuation allowance                              2,303      26,298
         Inventory reserve                              (33,405)          -
                                                    ___________ ___________
              Net deferred tax expense (benefit)    $   (83,765)$   148,454
                                                    ___________ ___________
Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

A reconciliation of income tax expense from continuing operations at the federal statutory rate to income tax expense at the company's effective rate is as follows as of January 31:
                                                           2005       2004
                                                       ___________ __________
    Computed tax at the expected statutory rate              32.85%    25.26%
    State and local income taxes, net of federal benefit      3.72%     2.14%
    Change in valuation allowance                            (0.92)%   (6.90)%
    Excess of tax over financial accounting depreciation         -    (28.60)%
    Other Items                                              (2.49)%   (0.34)%
                                                       ___________ __________
         Income tax expense                                  33.16%    (8.44)%
                                                       ___________ __________

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - INCOME TAXES [CONTINUED]

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset (liability) for the three months ended January 31, 2005 and at October 31, 2004:

                                              January 31,   October 31,
                                                 2005       2004
                                             ______________________
   Allowance for bad debt                    $   466,382  $  447,370
   Unrealized gain on marketable securities        9,912      11,094
   Reserve for accrued vacation                   32,111      30,956
   Accrued interest                               57,605      33,652
   Inventory reserve                              33,405           -
                                             _______________________
             Net current tax assets          $   599,415  $  523,072
                                             _______________________

   Capital Loss carryforward                 $    84,651  $   84,651
   Foreign net operating loss carryforward       208,969     206,666
   Net operation loss carryforward             1,745,096   1,392,181
   Valuation allowance                          (293,621)   (291,316)
   Alternative minimum tax credits                35,462      35,462
   Excess of tax over book accounting
     depreciation                               (580,627)   (250,535)
   Deferred sales                                285,167     301,749
                                              ______________________
             Net deferred tax (liability)     $1,485,097  $1,478,858
                                              ______________________

As of January 31, 2005 Alpine Air Chile has foreign net operating loss carryforwards of approximately $1,393,000. The Company also has capital loss carryforwards of approximately $223,000 that expire in 2005 and a net operation loss carryforward of approximately $4,598,000 that expires in 2025. A valuation allowance in the amount of approximately $294,000 was recorded at January 31, 2005, due to uncertainty of whether the company is more than likely not to generate sufficient capital gains and foreign income to utilize the benefit of these loss carryforwards before their expiration. The change in the valuation allowance for the three months ended January 31, 2005 was approximately $2,300.


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

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - SEGMENT INFORMATION [CONTINUED]

Financial information summarized by geographic segment for the three months ended January 31, 2005 are listed below:
                                 Income (loss)     Long-
                                 before income     lived        Total
                      Revenues      taxes       assets, net     assets
                     _________    _________      __________  ____________
  United States     $5,212,576    $(237,254)    $18,738,856  $ 24,648,850
  Chile                      -      (15,354)          1,575        21,012
                     _________    _________      __________  ____________
  Reportable
  segments total    $5,212,576    $(252,608)    $18,740,431  $ 24,669,862
                     _________    _________      __________  ____________

Financial information summarized by geographic segment for the three months ended January 31, 2004 are listed below:
                                 Income (loss)      Long-
                                 before income      lived        Total
                      Revenues      taxes        assets, net     assets
                      _________   _________      __________  ____________
  United States      $2,542,216   $(205,604)    $19,633,831  $ 24,356,379
  Chile                  93,622    (175,320)          8,672       208,994
                      _________   _________      __________  ____________
  Reportable
  segments total     $2,635,838   $(380,924)    $19,642,503  $ 24,565,373
                      _________   _________      __________  ____________

NOTE 16   CONCENTRATIONS

U.S. Postal Service Contracts - The Company receives the majority of its revenues from contracts with the U.S. Postal Service (USPS). For the three months ended January 31, 2005 and 2004, the revenues from contracts with the USPS represented 95% and 62% of total revenues, respectively. At January 31, 2005 and October 31, 2004, accounts receivable from the USPS totaled $1,318,955 and $1,046,321, or 47% and 43%, respectively. The contracts currently in effect with USPS will expire between August and November 2006 for mainland US operations and in April 2007 for Hawaii with certain renewal provisions for an additional 2 years. The loss of this customer would have a material negative effect on the operations of the Company.

Notification to Quit Hawaii Contract - On January 31, 2005, the Company notified the USPS of its intention to discontinue or terminate its service to the Hawaiian Islands under the terms of the current AMOT contract. The contract obligation to provide service may cease as early as May 30, 2005. The Company has been advised by the USPS that the Company may bid on the solicitation for the new Intra-Hawaiian Islands contract along with the other potential offerors.

Aircraft Leases - Until November 2004, the Company leased aircraft to Sundance Air, Inc. located in Puerto Rico and Colorado. Sundance is 30% owned by an Officer and majority shareholder of the Company. [See Note 7]

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17   COMMITMENTS AND CONTINGENCIES

Lawsuit - The Company has been named in a lawsuit by a former employee for claims of approximately $50,000 related to wrongful termination. The Company has made an offer to settle which was turned down. The plaintiff is not actively pursuing prosecution and the Company believes the case may be dismissed for lack of prosecution.

Aircraft Accident - On August 17, 2004, one of the Company's Beech 99 aircraft, along with two individuals including the pilot, were lost in an airplane accident near Great Falls, Montana. Investigations into the cause of the accident were conducted by the Company and regulatory agencies. The results of investigations have been concluded. The Company's insurer has settled the claims made by the family of the deceased passenger. The claim by the pilot's family is being administered by the Montana State Fund.

Aircraft Incident - In October 2004, a Company aircraft clipped the roof of a building near an airport. The claims related to this incident have since been settled by the Company's insurance carrier. The damages to the aircraft have been repaired and it has been placed back into flight service.

Aircraft Incident - In October 2004, a Company aircraft was damaged when it landed 'gear-up' at an airport. Damages were limited primarily to the aircraft, repairs were completed in February 2005 and the aircraft was placed back into flight service. There have been no lawsuits to-date and none are expected. And the Company does not expect any financial exposure in excess of insurance coverage.

Vendor Disputes - The Company had entered into a contract with a vendor to provide certain services to the Company. The vendor has been notified that they have breached the terms of the contract with the Company. The Company is disputing claims by the vendor of amounts due under the contract and has returned all equipment to the vendor that were required under the contract.

Legal Action Under Arbitration   The Company has been pursuing legal action
under arbitration to recover aircraft under lease to a third party and the related unpaid lease payments. Three of five aircraft were recovered by October 31, 2004. The two remaining aircraft were recovered in November 2004. The Company has received a judgment dated February 17, 2005 against the third party in the amount of $1,037,320.82 and is pursuing collection of the judgment. At January 31, 2005, the Company has recorded a bad debt allowance of $941,621 to offset the receivable balance related to these aircraft.

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

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18   GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company experienced a significant loss from operations during the years ended October 31, 2004 and 2003 which management believes resulted from a receivable related to the leasing of aircraft that became uncollectible, the operations of Alpine Air, Chile, and the decreased rate per pound negotiated in the new USPS contract in the mainland US. These losses raised concern about the ability of the Company to continue as a going concern. The Company has mitigated the recent losses through management plans which have included the recovery of aircraft previously leased which can now be redeployed, the reduction of any further significant investment into Alpine Air Chile, and the Company has entered into agreements to postpone the payments on the related party notes payable and the dividends on preferred stock. In addition, since April 2004, the Company has operated a new USPS contract to provide delivery of the mail between the Hawaiian Islands. This obligation has placed more demand on the Company resources than was initially expected and has hindered the Company's desire to expand its delivery services for additional routes in the mainland US. As a result, on January 31, 2005, the Company notified the USPS of its intention to discontinue or terminate its service to the Hawaiian Islands under the terms of the current AMOT contract. The contract obligation to provide service may cease as early as May 30, 2005. The Company has been advised by the USPS that the Company may bid on the solicitation for the new Intra-Hawaiian Islands contract along with the other potential offerors.

NOTE 19   SUBSEQUENT EVENTS

Aircraft Purchase - During the year, the Company entered into negotiations for the purchase of two SAAB 340A aircraft. A deposit for $100,000 has been made pending completion of the agreement. The deposit is classified on the balance sheet as a current asset.

Proposed Stock Option Grant - Subsequent to October 31, 2004, the Company offered certain employees the option of receiving a grant of stock options or an increase in their salaries or wages to compensate those employees who took a 10% reduction in pay in 2003 and who continued to be employees at the time of the offer. During the period ending January 31, 2005, the Company's offers were accepted by the employees. The expenses related to this settlement are recorded as compensation expense on the Company's financial statements.

Proposed Stock Sale/Change in Control - On October 8, 2004, Stone Tree Group, LLLP ("Stone Tree"), a Delaware corporation which owns the controlling block of shares in the Company, executed a Stock Purchase Agreement by which Universal Express, Inc., a Nevada corporation ("Universal Express") was to acquire 80% of the Company's issued and outstanding common stock (the "Agreement") in exchange for total consideration to Stone Tree of $12 million. Stone Tree is the entity from whom the controlling interest is to be obtained. In addition, at closing, Universal Express is to pay to the Company the sum of $2 million, to be used solely for usual and customary business purposes. Universal Express is also required to refinance up to $8 million in Company debt and, no later than January 31, 2005, to obtain the release of Stone Tree from all guarantees for such indebtedness.

The Company is not a party to the Agreement. However, based on its review thereof, the Company understands that the completion of the acquisition requires the performance of the following: (i) Universal Express' obtaining funding on acceptable terms no later than the closing date; (ii) the deposit of the purchase money with an approved escrow agent; and (iii) Universal Express' commencement and consummation of a cash tender offer to the Company's minority stockholders. There can be no assurance that each of these conditions will be met and that the transaction will be completed. On January 21, 2005, Universal Express' and Stone Tree announced their agreement to assign Universal Express' rights under the Stock Purchase Agreement to Capitalliance Financial Services, LLC ("Capitalliance"). To the Company's knowledge, the terms of the acquisition by Capitalliance will be substantially different from the terms of the acquisition by Universal Express. However, to the Company's knowledge, no definitive agreement has been reached between Capitalliance and Stone Tree.

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

     During the quarter ended January 31, 2005, cargo volumes rose about 252% over the same period last year. This dramatic increase has come from servicing the USPS contract in Hawaii. Furthermore, the Company carried over 6,700 tons this quarter in 2005 as compared to 1,900 tons in the same quarter last year. These increases also include the effect of peak loads carried during the 2005 Christmas season in the Hawaiian Islands.

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

     Although we are experiencing higher cargo volumes, our current contracts with the USPS are providing less revenue per pound than our former contracts. The reduction in per-pound revenue is due to the effects of the USPS competitive bidding process. The financial impacts of the reduced rate per pound and the increases in cargo volumes has placed a stringent demand on the Company's working capital needs which have been more demanding than we had anticipated. As a result, the Company's desire to increase its fleet of aircraft and to seek additional routes in the mainland US have been hindered by our obligations associated with the new business in Hawaii.

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

     Due to the high demands on the use of our financial resources to operate in Hawaii, on January 31, 2005, the Company notified the USPS of its intention to discontinue or terminate its service to the Hawaiian Islands under the terms of the current AMOT contract. The contract obligation to provide service may cease as early as May 30, 2005. The Company has been advised by the USPS that the Company may bid on the solicitation for the new Intra-Hawaiian Islands contract along with the other potential offerors.

     There has been an interruption of air transportation services in Chile as a result of damages to the aircraft which have required extensive repair. As a result, the Company has scaled back the staff and operating costs to a minimum. The damaged aircraft is covered by insurance and the Company is engaged in recovery and repair of the engines, propellers and other key components. The Company continues to evaluate its options for continuing air passenger service there.

Liquidity and Capital Resources
-------------------------------

January 31, 2005 and October 31, 2004
-------------------------------------

     The Company has a working capital position on January 31, 2005 of $350,090, as compared to $491,151 on October 31, 2004. The decrease of $141,061 is attributed primarily to the rise in obligations associated with the costs of operating the business during the holiday season such as fuel, aircraft maintenance, ground handling, and increases in costs to charter aircraft to cover peak load demands as compared to the working capital that was generated from mail deliveries during the same period.

     During the quarterly period ended January 31, 2005, our Chilean operations registered a net loss of $15,354 before income taxes, as compared to a net loss of $175,320 before income taxes in the quarterly period ended January 31, 2004. In August, the aircraft sustained damages to its propellers and engines which has kept it grounded until it can be repaired. The Company has cut back personnel and financial resources as necessary to minimize the impact of this interruption of business. While the local area continues to show interest in having air transportation services available to the public, the Company has determined to repair and recover the aircraft's engines, propellers and key components and equipment to support current flight operational and aircraft maintenance needs in the US.

     During the quarterly period ended January 31, 2005, we experienced a net loss of $168,843. We continue to take steps to manage and monitor operating expenses for our mainland flight operations in order to support the demanding needs of our business in Hawaii. We are not making any further significant investments in Alpine Air Chile operations, and we have negotiated with our related party note holder to defer payments on our note and dividends on subsequently issued preferred stock. Payments and dividends are expected to resume November 1, 2006.

Results of Operation.
---------------------

    Three months ended January 31, 2005 and 2004.
    ---------------------------------------------

     During the quarter ended January 31, 2005, we had a net loss of $168,843, with a net loss available to shareholders of $1,642,592, or ($0.15) per share, versus a net loss of $576,831, or ($0.05) per share, for the quarter ended January 31, 2004.

     Revenue for the quarter ended January 31, 2005, was $5,212,576, of which $4,935,082 consisted of revenue from operations and $277,494 was derived from public services. This represents an increase in total revenue of approximately 98% over revenues of $2,635,838 for the same period in 2004. This increase in revenue is primarily due to the results of our new cargo operations in Hawaii which generated over $3,282,000 in revenues during the quarter ended January 31, 2005 was more than twice the amount of operations revenue recorded during the same period in 2004.

     Total direct costs were $4,956,669 in the quarterly period ended January 31, 2005, as compared to $2,184,563 in the same period for the prior year.
The costs of labor, fuel, insurance and ground handling fees are significantly higher this year as a result of the new operations in Hawaii. We are recording higher depreciation expenses as a result of owning our aircraft. In addition, to support the operation in Hawaii, we are chartering aircraft for routes in the mainland US to cover routes by aircraft that were sent to Hawaii until we are able to provide our own aircraft to cover those routes. In addition, to cover the peak load demands during the 2004 Christmas holiday season, the Company chartered additional aircraft locally in Hawaii. During 2004, the Company had been chartering its aircraft to third parties. Due to the Company's need to reduce its costs of chartering flight services, aircraft that were under lease to third parties have now been returned to the Company for maintenance repair and are being prepared to be placed back into flight service to cover routes currently under charter. As a result of the return of these aircraft for repair and service, the Company has experienced increases in its maintenance and repair costs. During 2004, regular maintenance costs on aircraft out on lease contracts were the responsibility of the lessee. Leased aircraft requiring overhaul or major component repair have remained the Company's financial responsibility. Engine reserve fees have been factored into our leasing revenue structure to compensate us for these costs.

     Operating expenses decreased from $708,723 during the quarter ended January 31, 2004, to $381,480 during the quarter ended January 31, 2005.
These decreases were primarily due to reductions in administrative expenses in Chile which the Company has reduced to a minimum since cutting back the staff and administrative expenses following the damages to the aircraft there and the interruption of air transportation service as reported in the second half of 2004.

     During the quarter ended January 31, 2005, there has been a minimal increase of $3,559 in other expense from $123,476 in January, 2004 to $127,035 in 2005. Interest income increased by $13,363 over the same quarter last year from dividends in money market funds. Interest expense was $141,412 for the quarter ended January 31,2005 primarily due to interest on notes payable for the acquisition of the Company's aircraft. Due to the U.S. dollar's decline against the Chilean peso, we had a loss of $6,308 on foreign currency translation.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

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

                                         ALPINE AIR EXPRESS, INC.


Date: 3/15/2005                          By: /s/ Eugene R. Mallette
      ---------                             ------------------------
                                            Eugene R. Mallette, Chief
                                            Executive Officer and Director


Date: 3/15/2005                             /s/ Gerald W. Lefavor
      ---------                             ------------------------
                                            Gerald W. Lefavor, Director of
                                            Accounting


Date: 3/15/2005                             /s/ Max A. Hansen
      ---------                             ------------------------
                                            Max A. Hansen, Secretary/Treasurer
                                            and Director


Date: 3/15/2005                             /s/ Joseph O. Etchart
      ---------                             ------------------------
                                            Joseph O. Etchart, Director


Date: 3/15/2005                             /s/ Kenneth D. Holliday
      ---------                             ------------------------
                                            Kenneth D. Holliday, Director