Form 10QSB
period 2005-04-30
ALPINE AIR EXPRESS INC/DE
filed 2005-06-21
CIK 1092807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                                FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended April 30, 2005

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

                              April 30, 2005

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

                       April 30, 2005

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             CONTENTS


                                                                         PAGE


             Unaudited Condensed Consolidated Balance Sheets at           F-2
               April 30, 2005

             Unaudited Condensed Consolidated Statements of               F-4
               Operations for the Three and Six months ended
            April 30, 2005 and 2004

             Unaudited Condensed Consolidated Statements of               F-6
               Comprehensive Income for the Three and Six months
            ended April 30, 2005 and 2004

             Unaudited Condensed Consolidated Statements of               F-7
               Cash Flows, for the Six months ended April 30, 2005
               and 2004

             Notes to Unaudited Condensed Consolidated Financial  F-9 to F-26
               Statements

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

        UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                           ASSETS

                                                  April 30,
                                                    2005
                                                ___________
CURRENT ASSETS:
 Cash and cash equivalents                      $   136,081
 Marketable securities                                    -
 Trade accounts receivable, net                   1,122,718
 Trade accounts receivable, net - related entity     95,700
 Inventories                                      1,031,924
 Prepaid expenses                                   616,054
 Income taxes receivable                            103,297
 Deposits                                           155,000
 Deferred tax asset, current                        607,156
                                                ___________
     Total Current Assets                         3,867,930

PROPERTY AND EQUIPMENT, net                      18,355,009

OTHER ASSETS                                        165,892

DEFERRED TAX ASSET, long-term                     1,895,893

                                                ___________
                                              $  24,284,724
                                                ___________

          ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

          UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                    [Continued]

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   April 30,
                                                     2005
                                                ___________
CURRENT LIABILITIES:
 Trade accounts payable                         $ 2,605,535
 Accounts payable related party                       2,000
 Accrued liabilities                                443,495
 Refundable deposits                                 96,757
 Current portion of notes payable                 1,382,850
 Current portion of notes payable - related party         -
                                                ___________
     Total Current Liabilities                    4,530,637

DEFERRED GAIN ON SALE OF ASSETS                     707,548

NOTES PAYABLE, net of current portion             5,576,791

NOTES PAYABLE - RELATED PARTY, net of current
 portion                                          1,725,668

DIVIDENDS PAYABLE                                   813,670

COMMITMENTS AND CONTINGENCIES [SEE NOTE 17]               -
                                                ___________

     Total Liabilities                           13,354,314
                                                ___________

MINORITY INTEREST                                         -
                                                ___________
STOCKHOLDERS' EQUITY:
 Preferred stock, $.001 par value, 1,000,000 shares
  authorized, none issued and outstanding                 -
 Preferred stock of subsidiary, $9.104 stated value,
  1,000,000 shares authorized, 1,000,000 issued and
  outstanding                                     9,104,000
 Discount on preferred stock of subsidiary       (2,603,616)
 Common stock, $.001 par value, 20,000,000 shares
  authorized, 11,122,000 shares issued and
  outstanding                                        11,122
 Additional paid-in capital                       1,690,933
 Accumulated other comprehensive income (loss)      100,367
 Retained earnings                                2,627,604
                                                ___________
     Total Stockholders' Equity                  10,930,410
                                                ___________
                                             $   24,284,724
                                                ___________


The accompanying notes are an integral part of this unaudited condensed consolidated financial statement.

               ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                               For the Three            For the Six
                               Months Ended             Months Ended
                               April 30,                  April 30,
                            ______________________  _______________________
                             2005        2004         2005         2004
                           __________  ___________  __________  __________
OPERATING REVENUE:
 Operations               $ 4,326,937  $ 1,410,957 $ 9,262,019 $ 3,818,907
 Public services              156,164    1,406,734     433,658   1,634,622
                           __________  ___________  __________  __________
   Total Operating Revenues 4,483,101    2,817,691   9,695,677   5,453,529
                           __________   __________  __________  __________
DIRECT COSTS:
 Operations                 3,722,895      993,416   7,814,143   3,013,940
 Public services            1,444,171    1,429,980   2,309,592   1,594,019
                           __________   __________  __________  __________
     Total Direct Costs     5,167,066    2,423,396  10,123,735   4,607,959
                           __________   __________  __________  __________
     Gross Profit            (683,965)     394,295    (428,058)    845,570
                           __________   __________  __________  __________
OPERATING EXPENSES:
General and administrative    381,599      191,672     763,079     900,395
                           __________   __________  __________  __________
Total Operating Expenses      381,599      191,672     763,079     900,395
                           __________   __________  __________  __________
Operating income (loss)    (1,065,564)     202,623  (1,191,137)    (54,825)
                           __________   __________  __________  __________
OTHER INCOME (EXPENSE):
 Interest income                2,150          635      16,410       1,532
 Interest expense             (88,042)    (103,971)   (229,454)   (263,907)
 Realized loss on marketable
  securities                  (30,578)           -     (30,578)          -
 Gain (loss) on disposal of
  assets                            -            -           -       1,639
 Other income (expense)           (20)     (35,476)         (4)          -
 Gain (loss) on foreign currency
  translation                       2        6,541         103       4,989
                           __________   __________  __________  __________
   Total Other Income (exp)  (116,488)    (132,271)   (243,523)   (255,747)
                           __________   __________  __________  __________
INCOME (LOSS) BEFORE TAXES AND
  MINORITY INTEREST        (1,182,052)      70,352  (1,434,660)   (310,572)

Current income tax exp.
(benefit)                           -            -           -    (116,297)
Deferred income tax expense
 (benefit)                   (428,449)       6,179    (512,214)    154,633
                           __________   __________  __________  __________
INCOME (LOSS) BEFORE MINORITY
 INTEREST                    (753,603)      64,173    (922,446)   (348,908)

Minority interest in net loss
 of subsidiary [See Note 13]        -            -           -           -
                           __________   __________  __________  __________
NET INCOME (LOSS)         $  (753,603)  $   64,173 $  (922,446) $ (348,908)
                           __________   __________  __________  __________

               ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                              [Continued]

                               For the Three            For the Six
                               Months Ended             Months Ended
                               April 30,                  April 30,
                            ______________________  _______________________
                             2005        2004         2005         2004
                           __________  ___________  __________  __________
NET INCOME (LOSS)        $   (753,603) $    64,173  $ (922,446) $ (348,908)
                           __________  ___________  __________  __________
DIVIDENDS
 Dividends declared and
 amortization of preferred
 stock discount analogous to
 a preferred stock dividend  (327,500)    (327,500) (1,801,249)   (491,250)
                           __________  ___________  __________  __________
NET (LOSS) AVAILABLE TO COMMON
  SHAREHOLDERS             (1,081,103)    (263,327) (2,723,695)   (840,158)
                           __________  ___________  __________  __________

NET (LOSS) PER COMMON SHARE
     Basic               $      (0.10) $     (0.02) $    (0.24) $    (0.08)
     Diluted             $        N/A  $       N/A  $      N/A  $      N/A
                           __________  ___________  __________  __________



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

                    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME

                               For the Three            For the Six
                               Months Ended             Months Ended
                               April 30,                  April 30,
                            ______________________  _______________________
                             2005        2004         2005         2004
                           __________  ___________  __________  __________
NET INCOME (LOSS)        $   (753,603) $    64,173  $ (922,446) $ (348,908)
                           __________  ___________  __________  __________
OTHER COMPREHENSIVE INCOME (LOSS):

Unrealized gain (loss) on
  securities arising during the
  period, net of tax          (14,378)      (1,091)    (12,446)      3,096

Plus reclassification
  adjustment for losses
  included in net income       30,578            -      30,578           -

Foreign currency translation
  gain(loss)                    6,308      (43,061)          -      (2,563)
                           __________  ___________  __________  __________
COMPREHENSIVE INCOME (LOSS)$ (731,095) $    20,021  $ (904,314) $ (348,375)
                           __________  ___________  __________  __________



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       For the Six
                                                       Months Ended
                                                        April 30,
                                                    2005         2004
                                              ____________  ____________
Cash flows from operating activities
Net income (loss)                             $   (922,446) $   (348,908)
                                              ____________  ____________
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
     activities:
   Realized gain (loss) on marketable securities   (30,578)            -
   Deferred tax expense (benefit)                 (512,214)      154,633
   Depreciation and amortization                   763,680       734,687
   Change in allowance for bad debt                (50,085)      236,996
   Gain on return of plane                               -          (820)
   Changes in operating assets and liabilities:
   Trade accounts receivable                        95,681      (192,265)
   Trade accounts receivable - related party             -      (623,443)
   Inventories                                    (269,222)     (115,868)
   Income taxes receivable                          91,900      (116,297)
   Deposit                                               -      (100,000)
   Prepaid expenses                               (280,914)          241
   Accrued interest on loan to officer and
     related party                                       -             -
   Trade accounts payable                          725,662       936,931
   Accounts payable - related party                      -        47,722
   Accrued expenses                                131,900       (31,965)
   Refundable deposits                             (47,023)      (47,728)
   Deferred gain amortization                      (87,364)            -
   Contingent Liabilities                                -       (22,000)
   Deferred tax asset                                    -             -
                                              ____________   ___________
     Total adjustments                             531,423       860,824
                                              ____________   ___________
     Net cash provided by (used in) operating
       activities                                 (391,023)      511,916
                                              ____________   ___________
Cash flows from investing activities:
  Proceeds from sale of marketable securities      255,494             -
  Proceeds from sale of property and equipment           -       650,000
  Purchase of property and equipment               (17,648)      (27,492)
  Other assets                                      (2,230)      (82,000)
                                              ____________   ___________
     Net cash provided by (used in) investing
       activities                                  235,616       540,508
                                              ____________   ___________
Cash flows from financing activities:
  Payment on notes payable                        (676,950)   (1,275,385)
  Payment on notes payable - related party               -       (57,081)
  Increase in bank overdraft                             -        52,098
  Proceeds from Notes Payable                      150,000       589,295
                                              ____________   ___________
     Net cash provided by (used in) financing
      activities                                  (526,950)     (691,073)
                                              ____________   ___________
Effect of exchange rate changes                     12,059        (2,559)
                                              ____________   ___________
Net change in cash and cash equivalents           (670,298)      358,792

Beginning cash and cash equivalents                806,379       126,476
                                              ____________   ___________
Ending cash and cash equivalents              $    136,081   $   485,268
                                              ____________   ___________
[Continued]

                    ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                              [Continued]

                                                       For the Six
                                                       Months Ended
                                                        April 30,
                                                    2005         2004
                                              ____________  ____________
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest                                      $    158,067  $    202,696
Income taxes                                  $          -  $          -

Non-cash investing and financing activities:

For the six months ended April 30, 2005:

The Company had preferred dividend expense of $655,000 which is comprised of $295,880 in dividends payable and $359,120 of amortized discount on preferred stock analogous to a preferred stock dividend.

For the six months ended April 30, 2004:

The Company had a net unrealized gain on marketable securities of $4,990. As a result, the deferred tax asset/liability was changed by $1,894 and accumulated comprehensive loss was increased by $3,096.

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

Organization and business description - Alpine Aviation, Inc. (Alpine) was incorporated in the state of Utah on October 7, 1975. On June 12, 2000 Alpine entered into a transaction that was accounted for as a reverse merger with Riverside Ventures, Inc., a Delaware corporation incorporated on April 20,1994. At the time of the transaction, Riverside Ventures, Inc. was inactive. All of the outstanding common stock of Alpine was exchanged for 9,895,000 shares of common stock of Riverside Ventures, Inc. The transaction, accounted for as a reverse acquisition, resulted in a recapitalization of Alpine, inasmuch as it was deemed to be the acquiring entity for accounting purposes. Riverside Ventures, Inc. changed its name to Alpine Air Express, Inc. The Company is an air cargo operator, transporting mail, packages and other time-sensitive cargo between cities in the western portion of the United States.

The Company previously leased aircraft from CLB, Inc. and Mallette
Family, LLC, entities that are owned or controlled by the Officer and majority shareholder of the Company. During July 2003 the Company acquired 16 aircraft from Mallette Family, LLC and during December 2003 acquired an additional 16 aircraft from CLB, Inc.

Principles of consolidation - The condensed consolidated financial statements include the accounts and operations of Alpine Air Express, Inc., its wholly-owned subsidiary Alpine Aviation, Inc. and Alpine Air Chile S.A., which is a 85% percent owned by the Company as of April 30, 2005 and 2004 (together referred to as the Company). Further, the net loss for Alpine Air Chile, S.A. for the periods ended April 30, 2005 and 2004 applicable to the 15% non-controlling interest were not allocated to the non-controlling interests as there is no obligation of the non-controlling interests to share in such losses. All material inter-company transactions and accounts have been eliminated in the consolidation.

Cash and cash equivalents - The Company considers demand deposits at banks and money market funds at other financial institutions with an original maturity of three months or less to be cash equivalents. At April 30, 2005, the Company had cash balances in excess of federally insured limits in the amount of $125,651.

Other assets - At April 30, 2005, the Company had two restricted cash time deposits including interest totaling $165,892 held as collateral for debt of a third party and is included in other assets. (See Note 6)

                    ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

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

                    ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

               NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - MARKETABLE SECURITIES

The amortized cost, net unrealized gains and losses, and estimated fair value of available-for-sale securities by major security type were as follows:

                    Amortized  Unrealized    Unrealized   Estimated
                       cost       gain        (loss)      fair value
                    ________     ________    ________      ________
April 30, 2005
Available-for-sale
securities:                -            -           -             -
                    ________     ________    ________      ________
October 31, 2004
Available-for-sale
securities:         $243,048     $  9,648    $(38,874)     $213,822
                    ________     ________    ________      ________

During the three months ended April 30, 2005, the Company realized a loss of $30,578, net, on the sale of its portfolio of available-for-sale securities.

NOTE 3 - TRADE ACCOUNTS RECEIVABLE

  Trade accounts receivable consist of the following at:
                                                       April 30,
                                                         2005
                                                       _________

Trade accounts receivable                              $1,409,711
Trade accounts receivable -related entity               1,037,321
Less allowance for doubtful accounts                   (1,228,614)
                                                        _________

                                                       $1,218,418

Bad debt (recovery) expense for the six months ended April 30, 2005 and 2004 was $50,085 and $(3,625), respectively.

Bad debt (recovery) expense for the three months ended April 30, 2005 and 2004 was $0 and $0, respectively.

NOTE 4 - PREPAID EXPENSES

  Prepaid expenses consist of the following at:
                                                        April 30
                                                         2005
                                                       _________
Prepaid expenses and credits                           $ 136,890
Prepaid other taxes                                      479,164
                                                       _________
                                                       $ 616,054
                                                       _________

               ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INVENTORIES

  The composition of inventories is as follows at:
                                              April 30,
                                                 2005
                                             _________

                         Aircraft parts      $ 997,586
                         Fuel                   34,338
                                             _________
                                            $1,031,924
                                             _________

The Company established an allowance for obsolete inventory of $88,000 and $0 for the six months ended April 30, 2005 and 2004, respectively.

NOTE 6 - PROPERTY PLANT & EQUIPMENT

Property and equipment consists of the following at:

                                                             April 30,
                                           Estimated life       2005
                                             In years       __________
     Building and improvements               10 - 40        $1,268,013
     Spare aircraft engines                   7 - 10           342,500
     Aircraft                                     15        19,066,598
     Equipment                                3 - 10           131,246
     Furniture and fixtures                   3 - 10           294,022
     Vehicles                                  5 - 7           168,511
                                                           ___________
                                                            21,270,890
     Less: Accumulated depreciation and amortization        (2,915,881)
                                                           ___________
                                                           $18,355,009
                                                           ___________

Depreciation expense amounted to $769,799 and $514,082 for the six months ended April 30, 2005 and 2004, respectively.

All of the Company's aircraft are held as collateral on various notes payable and related party notes payable at April 30, 2005 and 2004.

          ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - PROPERTY PLANT & EQUIPMENT [CONTINUED]

Aircraft purchase - related party On July 31, 2003, the Company's wholly-owned subsidiary, Alpine Aviation, Inc. ("Alpine Aviation"), entered into an Agreement for the Sale and Purchase of 14 Beechcraft 1900 and 2 Beechcraft 99 cargo configured aircraft (the "Agreement") between Alpine Aviation as buyer and an entity related to an officer and majority shareholder of the Company, as seller.

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

Sales/Leasebacks - In April 2004, the Company entered into a sale/leaseback agreement with a third party, wherein, the Company sold an aircraft for $650,000 and entered into an operating lease (See Note 8). The Company has recorded a deferred gain of $355,716 which will be amortized over the life of the lease as an offset to lease expense. The Company's major shareholder/officer has personally guaranteed the loan of the third party for the purchase of the aircraft. In addition, $80,000 of the proceeds from this sale is invested in a time deposit as collateral on the loan by the third party. These funds are recorded as restricted time deposit on the Company's records.

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

               ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - AIRCRAFT ON OPERATING LEASE   -

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

In April 2004, Sundance returned one aircraft to the Company. As of October 31, 2004 Sundance Air, Inc. had returned three additional aircraft to the Company. The Company recovered the remaining two aircraft in November 2004. The Company has entered into arbitration and obtained an arbitration ruling with the Federal District Court in Utah as an order adjudging that the Company is due approximately $1,037,321 in past due lease payments from Sundance with a credit for lease deposits of $95,700.


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

Future minimum lease payments for the years ending April 30, are as follows:

          2005      $    27,683
          2006           27,683
          2007           23,263
          2008           10,001
          2009           10,001
          Thereafter    181,680
                     __________
                    $   280,311

               ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - OPERATING LEASES [CONTINUED]

In addition to the operating leases reported above, the Company has two revocable permits (month-to-month leases) for $1,991 per month with the State of Hawaii, Department of Transportation to use hangar and office space for its air cargo operations. The permits are renewed on an annual basis.

Aircraft - In April and June, 2004, the Company entered into two sale/leaseback agreements (See Note 6). The Company has agreed to lease two aircraft for $11,000 each per month for sixty months with an engine reserve of $75 each per flight hour.

Future minimum lease payments are as follows for the periods ending April 30:
          2005 $    264,000
          2006      264,000
          2007      264,000
          2008      264,000
          2009       99,000
                ___________
               $  1,155,000
                ___________

NOTE 9 - RELATED PARTY TRANSACTIONS

Leased Aircraft - During the six months ended April 30, 2005 and 2004, the Company leased aircraft from CLB Corporation (CLB) and Mallette Family, LLC, entities related to an officer and majority shareholder of the Company. The lease payments varied depending on the type of aircraft and were due on a month-to-month basis. The Company owed lease payments of $0 and $0 to these related parties at April 30, 2005 and October 31, 2004, respectively. Total lease expenses to related parties are as follows for the six months ended April 30:
                                 2005          2004
                              _________ _________
     CLB Corporation          $       - $ 160,635
     Mallette Family, LLC             -         -
                              _________ _________
                              $       - $ 160,635
                              _________ _________

The Company performed maintenance and certain qualified repairs on these leased aircraft per the terms of the lease agreements. The Company charges CLB and Mallette Family, LLC cost plus ten percent markup on all parts and a fixed rate of $55 per hour for labor. Total related party sales and cost of sales related to aircraft maintenance are as follows for the six months ended April 30:
                                            2005     2004
                                        _________ _________
   Total related party sales            $       - $ 118,129
   Total related party cost of sales            -  (104,039)
                                        _________ _________
   Gross margin on related party
     transactions                       $       - $  14,090
                                        _________ _________

At April 30, 2005 and 2004, the Company had a receivable of $0 and $0, respectively, related to these repairs, reported under accounts receivable-related parties on the balance sheet.

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

Related Party Aircraft Leasing - Until November 2004, the Company leased aircraft to Sundance Air, Inc. which is 30% owned by an Officer and majority shareholder of the company. At April 30, 2005, the Company had a receivable of $1,037,321 and carried lease deposits of $95,700. During the six months ended April 30, 2005, the Company recorded leasing revenues to Sundance in the amount of $47,258.

Notes Payable - Related Party - In connection with the purchase of the aircraft the Company issued a note to an entity related to an officer and majority shareholder of the Company in the amount of $1,476,381. The note payable dated July 31, 2003, bears an interest rate of 6.5% and called for payments of $33,624 due for 14 monthly installments with the balance due November 1, 2004. Through October 31, 2003, Mallette Family, LLC collected $282,456 from Sundance Air, Inc. on behalf of the Company and recorded principle and interest payments of $259,197 and $23,259, respectively, against the note. Mallette Family LLC further made note payments of $43,312, net of interest of $754, on behalf of the Company during the period ended October 31, 2003. During the year ended October 31, 2004, Mallette Family, LLC. collected $102,150 from Sundance Air, Inc. on behalf of the Company and recorded principle and interest payments of $97,962 and $4,188, respectively.
The entity related to an officer and majority shareholder of the Company previously agreed to forestay future payment until required by the note's balloon payment which was due November 1, 2004 but has subsequently agreed to defer all payments of principal, interest and balloon payments until November 1, 2006.

In connection with the purchase of aircraft from an entity related to an officer and majority shareholder of the Company, the Company has entered into a Note Payable in the amount of $86,019. This note bears interest at 6.5%. The note holder has agreed to defer all payments of principal and interest until November 1, 2006.

During May 2004, lease payments due to an entity related to an officer and majority shareholder of the Company in the amount of $667,115 were converted into a demand note payable with interest to accrue at six and one-half (6.50%) percent on the principal balance. At April 30, 2005, the unpaid balance was $472,174. No principal or interest payments are required to be paid until November 1, 2006.

The following is a summary of notes payable to related parties at April 30, 2005:

          Notes payable - related party      $     1,725,668
                                                  __________
          Less current portion                             -
                                                  __________
          Long-term portion                  $     1,725,668
                                                  __________

               ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED CONDENSED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - LONG TERM DEBT

Notes payable arose from the purchase of aircraft during July and December 2003 [See Note 6] and consisted of the following at:

                                                                 April 30,
                                                                    2005
                                                                 __________
Note payable, assumed at July 31, 2003 with a balance of $1,136,160, due
     March 28, 2007. Interest rate of Lender Prime + 1% or 7.75%
     at April 30, 2005. Secured by 1984 Beech 1900 C, Reg #N-194GA.
     Personally guaranteed by an officer/shareholder.                $744,472

Note payable, $2,750,000, assumed at July 31, 2003 with a balance due of
     $2,085,407, due December 28, 2008. Interest rate at Lender's prime rate or 5.75% at April 30, 2005. Secured by 1900C, Reg # N-198GA
     and N-172GA. Personally guaranteed by an officer/shareholder.  1,649,984

Note payable, assumed at July 31, 2003 with a balance of $3,850,000, due
     September 29, 2007. Interest rate of Lender Prime or 5.75% at
     April 30, 2005. secured by 1900C, Reg # N-154GA, N-1195GA, and
     153GA. Personally guaranteed by an officer/shareholder.        3,018,750

Note payable, issued April 12, 2004 for $598,713 due April 11, 2009.
     Interest rate of Lender Prime + 1% or 7.75% at April 30, 2005.
     Secured by 2 Beech 99's, Reg # N-955AA and N-99GH.
     Personally guaranteed by an officer/shareholder.                 495,257

Note payable, issued July 20, 2004 for $1,005,000 due August 5, 2009.
     Interest rate of Lender Prime + 1% or 7.75% at April 30, 2005.
     Secured by 2 Beech 1900C's, Reg # N-410UB and N-17ZV.
     Personally guaranteed by an officer/shareholder.                 901,178

Note payable, April 2005 5-year note due May 2010.  The amount drawn on the note at April 30, 2005 was $150,000. Interest rate of Lender Prime + 1% or 8% at April 30, 2005. Secured by aircraft.
     Personally Guaranteed by an officer/shareholder.
     [See Note 19 - Subsequent Events]                                150,000
                                                                   __________
                                                                    6,959,641
                              Less current portion                 (1,382,850)
                                                                   __________
                              Long-term portion                    $5,576,791
                                                                   __________

The estimated aggregate maturities required on long-term debt for each of the individual years at April 30, 2005 are as follows:

          2006      $    1,382,850
          2007           1,662,852
          2008           1,122,274
          2009           1,181,522
          2010             941,429
          Thereafter       668,714
                       ___________
                    $    6,959,641
                       ___________

               ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - RECEIVABLE FROM MINORITY INTEREST

In May 2002, the Company completed expansion of cargo air carrier operations and established an eighty-five-percent owned foreign subsidiary, Alpine Air Chile S.A. (Chile), headquartered in Santiago, Chile. There were no revenues for the fiscal year 2002, as actual flight operations of Chile did not commence until after October 31, 2002. The net loss for Alpine Air Chile, S.A. for the periods ended April 30, 2005 and 2004 applicable to the 15% non-controlling interest were not allocated to the non-controlling interests as there is no obligation of the non-controlling interests to share in such losses.

NOTE 12 - STOCKHOLDERS EQUITY

Common Stock - The Company is authorized to issue 20,000,000 shares of $.001 par value common stock. As of April 30, 2005 and 2004, 11,122,000 shares are issued or outstanding.

Preferred Stock - The Company is authorized to issue 1,000,000 shares of $.001 par value preferred stock with such rights and preferences and in such series as determined by the Board of Directors at the time of issuance. No shares are issued or outstanding as of April 30, 2005 and 2004 respectively.

Preferred Stock Subsidiary - The Company's subsidiary Alpine Aviation, Inc. is authorized to issue 1,000,000 shares of preferred stock with a stated value of $9.104. At April 30, 2005, 1,000,000 shares are issued and outstanding. The preferred stock provides for monthly dividends at an annual rate of 6.5%, and is not convertible. The Company can redeem the subsidiary's preferred stock any time and the entity related to an officer and majority shareholder of the Company can call for redemption of the subsidiary's preferred stock any time after December 31, 2008. The Company has entered into an agreement with the holder of the preferred stock to postpone payment of the dividends on the stock until November 1, 2006. However, the dividends will continue to accrue and are presented as a long-term liability on the balance sheet.

Stock Option Plan - In August 2001, the stockholders approved the adoption of an equity incentive plan. The plan allows the Company to issue incentive stock options (ISO's), non-statutory stock options and restricted shares to employees, directors, and consultants of the Company. Annually, commencing January 2002, the aggregate number of shares of the Company's common stock available for award under the plan shall increase by the lesser of 250,000 or seven percent of the outstanding stock less the number of shares previously authorized for the plan, respectively. As of April 30, 2005 and 2004 a total of 770,000 shares of the Company's common stock have been reserved for issuance under the plan, respectively. At April 30, 2005, 588,702 and 587,235 options are available for issuance under the plan, respectively. After August 18, 2011, the plan terminates and no further options may be granted.

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

A summary of the status of the options outstanding under the Company's stock option plans at April 30, 2005, is presented below:

                         April 30, 2005    October 31, 2004
                    _______________________  _______________________

                         Weighted Average    Weighted Average
                    Shares    Exercise Price  Shares    Exercise Price
                    ________ _____________  _________     ___________
Outstanding at beginning
 of period           182,765        $7.60     182,765     $7.60
Granted                    -            -           -         -
Exercised                  -            -           -         -
Forfeited             (1,267)           -           -         -
Expired                    -            -           -         -
                    ________ ____________  __________     ___________

Outstanding at end
 of Period           181,498        $7.60     182,765     $7.60
                    ________ ____________  __________     ___________

Weighted average fair
 value of options granted
 during the year           -            -           -         -
                    ________ ____________  __________     ___________


A summary of the status of the options outstanding under the Company's stock option plans and employment agreements at April 30, 2005 is presented below:

                     Options Outstanding      Options Exercisable
________________________________________     __________________________
Range of       Weighted-Average         Weighted Average      Weighted-Average
Exercise       Number       Remaining       Exercise      Number     Exercise
Prices       Outstanding Contractual Life    Price     Exercisable     Price
__________  __________   ______________     ____________   _________ _________
$7.50-$8.25    181,498          5 years      $7.60         181,498     $7.60

                    ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - INCOME (LOSS) PER COMMON SHARE

The following data show the amounts used in computing net income (loss) per common share, for the three and six months ended April 30:


                                      For the Three            For the Six
                                      Months ended             Months ended
                                        April 30,                April 30,
                                    2005      2004           2005      2004
                                 _________    _________   _________  ________
Net income (loss) available to
   common shareholders         $(1,081,103)    (263,327) (2,723,695) (840,158)
                                 _________    _________   _________  ________
Common shares outstanding during
    the entire period           11,122,000   11,009,066  11,122,000 11,000,000

Weighted average common shares
    issued during the period             -            -           -         -
                                 _________    _________   _________ _________
 Weighted average number of common
    shares used in basic EPS    11,122,000   11,009,066  11,122,000 11,018,333

 Dilutive effect of stock options        -            -
                                 _________    _________   _________ _________
 Weighted average number of common
    shares and dilutive potential
    common stock used in diluted
    EPS                         11,122,000   11,009,066  11,122,000 11,018,333
                                 _________    _________   _________ _________

For the six months ended April 30, 2005 and 2004, 181,498 and 182,765 outstanding options, respectively, were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive. During December 2003 the Company issued 1,000,000 series A, 6.5% preferred shares of the Company's subsidiary Alpine Aviation, Inc. with a stated value of $9.104 per share, for the purchase of aircraft. These preferred shares have no voting rights and are not convertible into common stock and thus are not included in the calculations of earnings per share.

NOTE 14   INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes [SFAS No. 109]. SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At April 30, 2005 and October 31, 2004, respectively, the total of all deferred tax assets was approximately $3,720,000 and $2,544,000 and the total of the deferred tax liabilities was approximately $909,000 and $251,000. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined.

               ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - INCOME TAXES [CONTINUED]

The components of income tax expense (benefit) from continuing operations consist of the following for the six months ended April 30:
                                                  2005               2004
                                             ___________         ___________
Current income tax expense (benefit)
Federal                                    $           -       $     (97,886)
State                                                  -             (18,411)
                                             ___________         ___________
Current tax expense (benefit)              $           -       $    (116,297)
                                             ___________         ___________
Deferred tax expense (benefit) arising from:
Excess of tax over financial accounting
depreciation                               $     658,220       $     906,101
Deferred gain                                          -            (135,030)
Allowance for bad debt                           (19,012)            (89,963)
Reserve for accrued vacation                      (5,429)              5,298
Accrued interest                                 (37,333)                  -
Foreign net operating loss carryforward           (5,089)            (17,881)
Net operating loss carryover                  (1,108,419)           (531,773)
Valuation allowance                               16,697              17,881
Inventory reserve                                (33,405)                  -
Deferred Sales                                    33,164                   -
Capital Loss Carryover                           (11,608)                  -
                                             ___________         ___________

Net deferred tax expense (benefit)          $   (512,214)       $    154,633
                                             ___________         ___________
Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

A reconciliation of income tax expense from continuing operations at the federal statutory rate to income tax expense at the company's effective rate is as follows as of April 30:
                                                      2005         2004
                                                  ___________   ___________
Computed tax at the expected statutory rate            33.55%         26.71%
State and local income taxes, net of federal benefit    3.87%          2.44%
Change in valuation allowance                          (1.16)%        (5.76)%
Excess of tax over financial accounting depreciation       -         (35.08)%
Other Items                                             (.56)%        (0.65)%
                                                 ___________    ___________
Income tax expense                                     35.70%        (12.34)%
                                                 ___________    ___________



The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset (liability) as of April 30, 2005 and at October 31, 2004:

                                            April 30,    October 31,
                                              2005          2004
                                           ___________   ___________
Allowance for bad debt                     $   466,382 $   447,370
Unrealized gain on marketable securities             -      11,094
Reserve for accrued vacation                    36,384      30,956
Accrued interest                                70,985      33,652
Inventory Reserve                               33,405           -
                                           ___________   ___________
     Net current tax assets                $   607,156 $   523,072
                                           ___________   ___________

Capital Loss carryforward                  $    96,258 $    84,651
Foreign net operating loss carryforward        211,755     206,666
Net operation loss carryforward              2,500,600   1,392,181
Valuation allowance                           (308,013)   (291,316)
Alternative minimum tax credits                 35,462      35,462
Excess of tax over book accounting
depreciation                                  (908,753)   (250,535)
Deferred sales                                 268,585     301,749
                                           ___________   ___________
     Net deferred tax Assets               $ 1,895,894 $ 1,478,858
                                           ___________   ___________


As of April 30, 2005 Alpine Air Chile has foreign net operating loss carryforwards of approximately $1,412,000. The Company also has capital loss carryforwards of approximately $254,000 that expire in 2005 and 2010, and a net operation loss carryforward of approximately $6,587,000 that expires in various years through 2025. A valuation allowance in the amount of approximately $308,000 was recorded at April 30, 2005, due to uncertainty of whether the company is more than likely not to generate sufficient capital gains and foreign income to utilize the benefit of these loss carryforwards before their expiration. The change in the valuation allowance for the six months ended April 30, 2005 was approximately $17,000.


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

               ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - SEGMENT INFORMATION [CONTINUED]

Financial information summarized by geographic segment for the six months ended April 30, 2005 are listed below:
                          Income (loss)    Long-
                          before income    lived           Total
                Revenues  taxes           assets, net      assets
               __________  __________    ____________   ___________
United States  $9,695,677 $(1,370,154)   $ 18,353,424   $24,264,158
Chile                   -     (33,928)          1,585        20,566
               __________  __________    ____________   ___________
Reportable
segments total $9,695,677 $(1,404,082)   $ 18,355,009   $24,284,724
               __________ ___________    ____________   ___________

Financial information summarized by geographic segment for the three months ended April 30, 2005 are listed below:

                          Income (loss)        Long-
                          before income        lived     Total
               Revenues   taxes           assets, net      assets
               __________  ___________   ____________   ___________
United States  $4,483,101 $ (1,132,900)  $ 18,353,424   $24,264,158
Chile                   -      (18,574)         1,585        20,566
               __________  ___________   ____________   ___________
Reportable
segments total $4,483,101 $ (1,151,474)  $ 18,355,009   $24,284,724
               __________  ___________   ____________   ___________

Financial information summarized by geographic segment for the six months ended April 30, 2004 are listed below:
                           Income (loss)    Long-
                           before income    lived        Total
               Revenues    taxes      assets, net     assets
               __________  ____________   ____________  ___________
United States  $5,247,474  $   (191,365)  $ 18,902,661  $24,954,208
Chile             206,055      (119,207)         7,346       80,755
               __________  ____________   ____________  ___________
Reportable
segments total $5,453,529  $   (310,572)  $ 18,910,007  $25,034,963
               __________  ____________   ____________  ___________

Financial information summarized by geographic segment for the three months ended April 30, 2004 are listed below:
                           Income (loss)    Long-
                           before income    lived        Total
               Revenues    taxes      assets, net      assets
               __________  ____________   ____________  ___________
United States  $2,705,258 $      14,239   $ 18,902,661  $24,954,208
Chile             112,433        56,113          7,346       80,755
               __________  ____________   ____________  ___________
Reportable
segments total $2,817,691 $      70,352   $ 18,910,007  $25,034,963
               __________  ____________   ____________  ___________


NOTE 16 - CONCENTRATIONS

U.S. Postal Service Contracts - The Company receives the majority of its revenues from contracts with the U.S. Postal Service (USPS). For the three months ended April 30, 2005 and 2004, the revenues from contracts with the USPS represented 96% and 66% of total revenues, respectively. At April 30, 2005 and October 31, 2004, accounts receivable from the USPS totaled $643,631 and $1,046,321, or 25% and 43%, respectively. The contracts currently in effect with USPS will expire between August and November 2006 for mainland US operations and in April 2007 for Hawaii with certain renewal provisions for an additional 2 years. The loss of this customer would have a material negative effect on the operations of the Company.

Notification to Terminate Hawaii Contract - On January 31, 2005, the Company notified the USPS of its intention to discontinue or terminate its service to the Hawaiian Islands under the terms of the current AMOT contract. The contract obligation to provide service may cease as early as August 6, 2005. The Company has been advised by the USPS that the Company may bid on the solicitation for the new Intra-Hawaiian Islands contract along with the other potential offerors. (See Note 19 Subsequent Events)

Aircraft Leases - Until November 2004, the Company leased aircraft to Sundance Air, Inc. located in Puerto Rico and Colorado. Sundance is 30% owned by an Officer and majority shareholder of the Company. [See Note 7]

               ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - COMMITMENTS AND CONTINGENCIES

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

Aircraft Incident - In October 2004, a Company aircraft was damaged when it landed "gear-up" at an airport. Damages were limited primarily to the aircraft, repairs were completed in February 2005 and the aircraft was placed back into flight service. There have been no lawsuits to-date and none are expected. And the Company does not expect any financial exposure in excess of insurance coverage.

Vendor Disputes - The Company had entered into a contract with a vendor to provide certain services to the Company. The vendor has been notified that they have breached the terms of the contract with the Company. The Company is disputing claims by the vendor of amounts due under the contract and has returned all equipment to the vendor that was required under the contract.

Legal Action Under Arbitration - The Company engaged in legal action under arbitration to recover aircraft under lease to a third party and the related unpaid lease payments. Three of five aircraft were recovered by October 31, 2004. The two remaining aircraft were recovered in November 2004.

The Company has received a judgment dated February 17, 2005 against the third party in the amount of $1,037,320.82 and is pursuing collection of the judgment. At April 30, 2005, the Company has recorded a bad debt allowance of $941,621 to offset the receivable balance related to these aircraft.

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

               ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company experienced a significant loss from operations during the years ended October 31, 2004 and 2003 which management believes resulted from a receivable related to the leasing of aircraft that became uncollectible, the operations of Alpine Air, Chile, and the decreased rate per pound negotiated in the new USPS contract in the mainland US. These losses raised concern about the ability of the Company to continue as a going concern. In addition, since April 2004, the Company has operated a new USPS contract to provide delivery of the mail between the Hawaiian Islands. This obligation has placed more demand on Company resources than was initially expected and has hindered the Company's desire to expand its delivery services for additional routes in the mainland US.
As a result, on January 31, 2005, the Company notified the USPS of its intention to discontinue or terminate its service to the Hawaiian Islands under the terms of the current AMOT contract. The contract obligation to provide service may cease as early as August 6, 2005. The Company has been advised by the USPS that the Company may bid on the solicitation for the new Intra-Hawaiian Islands contract along with the other potential offerors. The Company has mitigated the recent losses through management plans which have included re-bidding the USPS Contract in Hawaii, the recovery of aircraft previously leased which can now be redeployed to reduce the Company's costs of chartering aircraft to cover delivery routes in the mainland US, the reduction of any further significant investment into Alpine Air Chile, and the Company has entered into agreements to postpone the payments on the related party notes payable and the dividends on preferred stock

NOTE 19 - SUBSEQUENT EVENTS

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

               ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - SUBSEQUENT EVENTS [CONTINUED]

Proposed Stock Sale/Change in Control - On October 8, 2004, Stone Tree Group, LLLP ("StoneTree"), a Delaware corporation which owns the controlling block of shares in the Company, executed a Stock Purchase Agreement by which Universal Express, Inc., a Nevada corporation ("Universal Express") was to acquire 80% of the Company's issued and outstanding common stock (the "Agreement") in exchange for total consideration to StoneTree of $12 million. StoneTree is the entity from whom the controlling interest was to be obtained.
In addition, at closing, Universal Express was to pay to the Company the sum of $2 million, to be used solely for usual and customary business purposes. Universal Express was also required to refinance up to $8 million in Company debt and, no later than January 31, 2005, to obtain the release of StoneTree from all guarantees for such indebtedness.

The Company is not a party to the Agreement. However, based on its review thereof, the Company understands that the completion of the acquisition requires the performance of the following: (i)
Universal Express' obtaining funding on acceptable terms no later than the closing date; (ii) the deposit of the purchase money with an approved escrow agent; and (iii) Universal Express' commencement and consummation of a cash tender offer to the Company's minority stockholders. There can be no assurance that each of these conditions will be met and that the transaction will be completed. On January 21, 2005, Universal Express' and StoneTree announced their agreement to assign Universal Express' rights under the Stock Purchase Agreement to Capitalliance Financial Services, LLC ("Capitalliance"). To the Company's knowledge, the terms of the acquisition by Capitalliance were substantially different from the terms of the acquisition by Universal Express. However, to the Company's knowledge, no definitive agreement was reached between Capitalliance and StoneTree and the transaction has terminated by its terms.

Long-term Debt - On April 5, 2005, the Company obtained a term note from a financial institution. The amount drawn on the note at April 30, 2005 was $150,000. As of May, 2005, the amount drawn on the note, including unpaid interest, is $621,446. The note requires monthly principal and interest payments of $13,159 and is due in May, 2010.
The note bears interest at Lender Prime + 1% and is secured by aircraft.

USPS Contracts - The Company has been solicited by the USPS to provide new bids along with other potential vendors for the KMOT Contract and the Company has submitted those bids. No contracts have yet been tendered.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

General.
--------

     Alpine Aviation Inc. provides air cargo transportation services in the United States in Hawaii, Montana, Texas, and North and South Dakota. We also operated a limited passenger service in Chileuntil this year. At the end of April 2004, we began operating in Hawaii after receiving the contract awarded there by the U.S. Postal Service ("USPS"). While the USPS is our primary customer, we have begun offering package delivery services for local businesses between the islands in Hawaii.

     In addition to air cargo transportation, the Company leases aircraft to other cargo carriers, provides maintenance service on aircraft owned or operated by third parties, and operates a First Officer Training Program.

     During the three months ended April 30, 2005, cargo volumes rose over 150% over the same period last year. This dramatic increase has come from servicing the USPS contract in Hawaii. Furthermore, the Company carried over 5955 tons this quarter in 2005 as compared to 2357 tons in the same quarter last year.

     The USPS requires the use of scanning equipment to track the tender, load and delivery status of their mail. During 2004 and 2005, the Company has invested between three and four hundred thousand dollars this year in scanning equipment, software and hosting services. In addition, the company has added personnel and engaged consultants for training and implementation to support these requirements. This has been an expensive proposition but the Company is committed to providing its best efforts to meet the high service levels expected by the USPS and to effectively manage these costs.

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

     Due to the high demands on the use of our financial resources to operate in Hawaii, on January 31, 2005, the Company notified the USPS of its intention to discontinue or terminate its service to the Hawaiian Islands under the terms of the current AMOT contract. The Company has submitted new bids and has been advised by the USPS that the Company is the low bidder on three of the Intra-Hawaiian Island routes. No contracts have been tendered as of the date of this filing.

Liquidity and Capital Resources
-------------------------------

April 30, 2005 and October 31, 2004
-------------------------------------

     The Company has a working capital position on April 30, 2005 of $(662,707), as compared to $491,151 on October 31, 2004. The decrease of $1,153,858 is attributed primarily to the rise in obligations associated with the costs of operating the business on a daily basis such as fuel, aircraft maintenance, ground handling, and increases in costs to charter aircraft to cover peak load demands as compared to the working capital that was generated from mail deliveries during the same period.

     During the six months ended April 30, 2005, our Chilean operations registered a net loss of $33,928 before income taxes, as compared to a net loss of $119,207 before income taxes in the six months ended
April 30, 2004. In August 2004, the aircraft sustained damages to it's propellers and engines which has kept it grounded until it can be repaired. The Company has cut back personnel and financial resources as necessary to minimize the impact of this interruption of business. While the local area continues to show interest in having air transportation services available to the public, the Company has determined to repair and recover the aircraft's engines, propellers and key components and equipment to support current flight operational and aircraft maintenance needs in the US.

     During the quarterly period ended April 30, 2005, we experienced a net loss of $753,603. We continue to take steps to manage and monitor operating expenses for our mainland flight operations in order to support the demanding needs of our business in Hawaii. We are not making any further significant investments in Alpine Air Chile operations, and we have negotiated with our related party note holder to defer payments on our note and dividends on subsequently issued preferred stock. Payments and dividends are expected to resume November 1, 2006.

Results of Operation.
---------------------

    Three months ended April 30, 2005 and 2004.
    ---------------------------------------------

     During the quarter ended April 30, 2005, we had a net loss of $753,603 with a net loss available to shareholders of $1,081,103 or ($0.10) per share, versus a net loss of $263,327, or ($0.02) per share, for the quarter ended April 30, 2004.

     Revenue for the quarter ended April 30, 2005, was $4,483,101, of which $4,326,937 consisted of revenue from operations and $156,164 was derived from public services. This represents an increase in total revenue of approximately 54% over revenues of $2,817,691 during the same period in 2004. This increase in revenue is primarily due to the results of our new cargo operations in Hawaii which generated over $2,715,164 in revenues during the quarter ended April 30, 2005.

     Total direct costs were $5,167,066 in the quarterly period ended April 30, 2005, as compared to $2,423,396 in the same period for the prior year.
The costs of labor, fuel, insurance and ground handling fees are significantly higher this year as a result of the new operations in Hawaii. We are recording higher depreciation expenses as a result of owning our aircraft. In addition, to support the operation in Hawaii, we have chartered aircraft for routes in the mainland US to cover routes by aircraft that were sent to Hawaii until we are able to provide our own aircraft to cover those routes. During 2004, the Company had been chartering its aircraft to third parties. Due to the Company's need to reduce its costs of chartering flight services, aircraft that were under lease to third parties have now been returned to the Company for maintenance repair and are being prepared to be placed back into flight service to cover routes currently under charter. As a result of the return of these aircraft for repair and service, the Company has experienced increases in its maintenance and repair costs. During 2004, regular maintenance costs on aircraft out on lease contracts were the responsibility of the lessee. Leased aircraft requiring overhaul or major component repair have remained the Company's financial responsibility. Engine reserve fees have been factored into our leasing revenue structure to compensate us for these costs.

     Operating expenses increased from $191,672 during the quarter ended April 30, 2004, to $381,599 during the quarter ended April 30, 2005.
These increases were primarily due to increases in administrative expenses in the US operations incurred to support the operational activities.

     During the quarter ended April 30, 2005, there has been a decrease of $15,783 in other expense from $132,271 in April, 2004 to $116,488 in 2005. Interest income increased by $1,515 over the same quarter last year from dividends in money market funds. Interest expense was $88,042 for the quarter ended January 31,2005 primarily due to interest on notes payable for the acquisition of the Company's aircraft. Due to the U.S. dollar's increase against the Chilean peso, we had a gain of $2 on foreign currency translation.

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

         31.2              302 Certification of Don T. Squire Jr.

         32                906 Certification

                                SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ALPINE AIR EXPRESS, INC.


Date: 6/20/2005                          By: /s/ Eugene R. Mallette
      ---------                             ------------------------
                                            Eugene R. Mallette, Chief
                                            Executive Officer and Director


Date: 6/20/2005                             /s/ Don T. Squire Jr.
      ---------                             ------------------------
                                            Don T. Squire Jr., Director of
                                            Accounting


Date: 6/20/2005                             /s/ Max A. Hansen
      ---------                             ------------------------
                                            Max A. Hansen, Secretary/Treasurer
                                            and Director


Date: 6/20/2005                             /s/ Joseph O. Etchart
      ---------                             ------------------------
                                            Joseph O. Etchart, Director


Date: 6/20/2005                             /s/ Kenneth D. Holliday
      ---------                             ------------------------
                                            Kenneth D. Holliday, Director