Form 10QSB
period 2005-07-31
ALPINE AIR EXPRESS INC/DE
filed 2005-09-20
CIK 1092807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                                FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended July 31, 2005

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

                               July 31, 2005

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

                          July 31, 2005

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                             CONTENTS




               PAGE


          Unaudited Condensed Consolidated Balance Sheet at
                July 31, 2005

          Unaudited Condensed Consolidated Statements of
               Operations for the three and nine months ended
               July 31, 2005 and 2004

          Unaudited Condensed Consolidated Statements of
               Comprehensive Income for the three and nine months ended July 31, 2005 and 2004

          Unaudited Condensed Consolidated Statements of
               Cash Flows, for the nine months ended
               July 31, 2005 and 2004

          Notes to Unaudited Condensed Consolidated Financial
               Statements

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

          UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                              ASSETS

                                                             July 31,
                                                               2005
                                                           ___________
CURRENT ASSETS:
  Cash and cash equivalents                                $    86,276
  Marketable securities                                              -
  Trade accounts receivable, net                             1,801,308
  Trade accounts receivable, net - related entity               95,700
  Employee Receivable                                           52,878
  Inventories                                                  985,593
  Prepaid expenses                                             735,235
  Income taxes receivable                                      103,297
  Deposits                                                      55,000
  Deferred tax asset, current                                  618,297
                                                           ___________
     Total Current Assets                                    4,533,584

PROPERTY AND EQUIPMENT, net                                 17,170,314

OTHER ASSETS                                                   167,009

DEFERRED TAX ASSET, long-term                                2,351,098
                                                           ___________
                                                           $24,222,005
                                                           ___________

                             [Continued]

              ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                             [Continued]

                LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               July 31,
                                                                 2005
                                                            ___________
CURRENT LIABILITIES:
  Bank Overdraft                                            $   172,648
  Trade accounts payable                                      3,155,127
  Accounts payable related party                                  2,000
  Accrued liabilities                                           458,131
  Deferred Revenue                                               52,878
  Refundable deposits                                            97,757
  Current portion of notes payable                            1,739,102
  Current portion of notes payable   related party                    -
                                                            ___________
     Total Current Liabilities                                5,677,643

DEFERRED GAIN ON SALE OF ASSETS                                 663,865

NOTES PAYABLE, net of current portion                         5,392,453

NOTES PAYABLE   RELATED PARTY, net of current portion         1,530,105

DIVIDENDS PAYABLE                                               961,610

COMMITMENTS AND CONTINGENCIES [SEE NOTE 17]                           -
                                                            ___________

     Total Liabilities                                       14,225,676
                                                            ___________

MINORITY INTEREST                                                     -
                                                            ___________
STOCKHOLDERS' EQUITY:
 Preferred stock, $.001 par value, 1,000,000 shares authorized,
   none issued and outstanding                                        -
 Preferred stock of subsidiary, $9.104 stated value,
  1,000,000 shares authorized, 1,000,000 issued and
  outstanding                                                 9,104,000
 Discount on preferred stock of subsidiary                   (2,424,057)
 Common stock, $.001 par value, 20,000,000 shares
  authorized, 11,122,000 shares issued and outstanding           11,122
 Additional paid-in capital                                   1,690,933
 Accumulated other comprehensive income (loss)                  123,706
 Retained earnings                                            1,490,625
                                                            ___________
     Total Stockholders' Equity                               9,996,329
                                                            ___________
                                                            $24,222,005
                                                            ___________
The accompanying notes are an integral part of this unaudited condensed consolidated financial statement.

              ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                       For the Three       For the Nine
                                       Months Ended        Months Ended
                                        July 31,             July 31,
                                 _____________________  _____________________
                                    2005       2004        2005       2004
                                 __________ __________  __________ __________
OPERATING REVENUE:
 Operations                      $5,460,572 $4,498,157 $14,722,591 $8,317,065
 Public services                    (91,245)   467,601     342,413  2,102,223
                                 __________ __________  __________ __________
     Total Operating Revenues     5,369,327  4,965,758  15,065,004 10,419,288
                                 __________ __________  __________ __________
DIRECT COSTS:
 Operations                       4,012,459  3,406,779  11,826,602  6,260,084
 Public services                  1,738,709    769,975   4,048,301  2,524,629
                                 __________ __________  __________ __________
     Total Direct Costs           5,751,168  4,176,754  15,874,903  8,784,713
                                 __________ __________  __________ __________
     Gross Profit                  (381,841)   789,004    (809,899) 1,634,575
                                 __________ __________  __________ __________
OPERATING EXPENSES:
 General and administrative         399,972    486,346   1,163,051  1,386,742
 Gain(loss) on disposal of assets   352,177          -     352,177     (1,639)
                                 __________ __________  __________ __________
     Total Operating Expenses       752,149    486,346   1,515,228  1,386,742
                                 __________ __________  __________ __________
Operating income (loss)          (1,133,990)   302,658  (2,325,127)   247,833
                                 __________ __________  __________ __________
OTHER INCOME (EXPENSE):
 Interest income                      1,542      1,016      17,952      2,548
 Interest expense                  (141,065)  (110,666)   (370,519)  (374,573)
 Realized gain/loss on marketable
  securities                              -          -     (30,578)         -
 Other income (expense)                   -          -          (4)         -
 Gain (loss) on foreign currency
  translation                        (2,313)     1,740      (2,210)     6,729
                                 __________ __________  __________ __________
     Total Other Income (expense)  (141,836)  (107,910)   (385,359)  (363,657)
                                 __________ __________  __________ __________
INCOME (LOSS) BEFORE TAXES AND
  MINORITY INTEREST              (1,275,826)   194,748  (2,710,486)  (115,824)

 Current income tax expense (benefit)     -    (17,118)          -   (133,415)
 Deferred income tax expense
  (benefit)                        (466,346)    76,695    (978,560)   231,328
                                 __________ __________  __________ __________
INCOME (LOSS) BEFORE MINORITY
INTEREST                           (809,480)   135,171  (1,731,926)  (213,737)

Minority interest in net loss
of subsidiary [See Note 13]               -          -           -          -
                                 __________ __________  __________ __________
NET INCOME (LOSS)                 $(809,480)$  135,171 $(1,731,926)$ (213,737)
                                 __________ __________  __________ __________

              ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                             [Continued]

                                       For the Three       For the Nine
                                       Months Ended        Months Ended
                                        July 31,             July 31,
                                 _____________________  _____________________
                                    2005       2004        2005       2004
                                 __________ __________  __________ __________
NET INCOME (LOSS)                $ (809,480)$  135,171 $(1,731,926)$ (213,737)
                                 __________ __________  __________  _________
DIVIDENDS:
 Dividends declared and
 amortization of preferred stock
 discount analogous to a
 preferred stock dividend          (327,500)  (327,500) (2,128,748)  (818,750)
                                 __________ __________  __________ __________
NET (LOSS) AVAILABLE TO COMMON
  SHAREHOLDERS                   (1,136,980)  (192,329) (3,860,674)(1,032,487)
                                 __________ __________  __________ __________

NET (LOSS) PER COMMON SHARE
 Basic                           $    (0.10)$    (0.02)$     (0.35)$    (0.09)
 Diluted                         $      N/A $      N/A $       N/A $     N/A
                                 __________ __________ ___________ __________



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
                       COMPREHENSIVE INCOME

                                       For the Three       For the Nine
                                       Months Ended        Months Ended
                                        July 31,             July 31,
                                 _____________________  _____________________
                                    2005       2004        2005       2004
                                 __________ __________  __________ __________
NET INCOME (LOSS)                $ (809,480)$  135,171 $(1,731,926)$ (213,737)
                                 __________ __________  __________ __________
OTHER COMPREHENSIVE INCOME (LOSS):

Unrealized gain (loss) on
securities arising during the
period, net of tax                        -     19,485     (12,446)    22,581

Plus reclassification adjustment
for losses included in net income         -          -      30,578          -

Foreign currency translation gain
(loss)                              (23,339)   (23,694)    (17,267)   (26,257)
                                 __________ __________  __________ __________
COMPREHENSIVE INCOME (LOSS)      $ (832,819)$  130,962 $(1,731,061)$ (217,413)
                                 __________ __________  __________ __________




The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       For the Nine
                                                       Months Ended
                                                         July 31,
                                                   2005           2004
                                              ____________   ____________
Cash flows from operating activities:
Net income (loss)                             $ (1,731,926)  $   (213,737)
                                              ____________   ____________
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
 Realized gain (loss) on marketable securities     (30,578)             -
 Deferred tax expense (benefit)                   (978,560)       231,328
 Non Cash Expense                                                  58,000
 Depreciation and amortization                   1,008,611      1,119,738
 Change in allowance for bad debt                  (50,085)       236,996
 Gain on return of plane                                 -           (820)
 Changes in operating assets and liabilities:
   Trade accounts receivable                      (582,909)    (1,552,610)
   Trade accounts receivable   related party             -       (471,057)
   Employee Receivable                              52,878
   Inventories                                    (222,891)      (204,300)
   Income taxes receivable                          91,900       (218,536)
   Deposit                                         100,000       (250,000)
   Prepaid expenses                               (400,095)       (45,235)
   Accrued interest on loan to officer and
   related party                                         -              -
   Trade accounts payable                        1,275,255      1,317,437
   Accounts payable - related party                      -        (16,124)
   Accrued expenses                                146,535         11,140
   Deferred Revenue                                (52,878)
   Refundable deposits                             (46,023)       (25,249)
   Deferred gain amortization                     (131,047)       (46,785)
   Contingent Liabilities                                         (22,000)
   Deferred tax asset                                    -              -
                                              ____________    ___________
   Total adjustments                               180,113        138,047
                                              ____________    ___________
      Net cash provided by (used in)
      operating activities                      (1,551,814)       (75,690)
                                              ____________    ___________
Cash flows from investing activities:
Proceeds from sale of marketable securities        255,494              -
Proceeds from sale of property and equipment             -      1,300,000
Purchase of property and equipment                 922,116        (64,377)
Other assets                                        (3,348)      (162,548)
                                              ____________    ___________
   Net cash provided by (used in)
   investing activities                          1,174,262      1,073,075
                                              ____________    ___________
Cash flows from financing activities:
Payment on notes payable                          (505,037)      (992,722)
Payment on notes payable   related party          (195,562)      (194,941)
Increase in bank overdraft                         172,648        204,575
Proceeds from Notes Payable                        150,000
                                              ____________    ___________
   Net cash provided by (used in)
   financing activities                           (377,951)      (966,964)
                                              ____________    ___________
Effect of exchange rate changes                     35,400         (1,120)
                                              ____________    ___________
                            [Continued]

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES
     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            [Continued]

                                                       For the Nine
                                                       Months Ended
                                                         July 31,
                                                   2005           2004
                                              ____________   ____________
Net change in cash and cash equivalents           (720,103)        29,301

Beginning cash and cash equivalents                806,379        126,476
                                              ____________   ____________
Ending cash and cash equivalents              $     86,276   $    155,777
                                              ____________   ___________

                                                       For the Nine
                                                       Months Ended
                                                         July 31,
                                                   2005           2004
                                              ____________   ____________
Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest                                   $    369,938   $    306,500
   Income taxes                               $          -   $          -

Non-cash investing and financing activities:

For the nine months ended July 31, 2005:

The Company had preferred dividend expense of $2,128,748 which is comprised of $961,610 in dividends payable and $1,167,138 of amortized discount on preferred stock analogous to a preferred stock dividend.

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

Cash and cash equivalents - The Company considers demand deposits at banks and money market funds at other financial institutions with an original maturity of three months or less to be cash equivalents. At July 31, 2005, the Company had cash balances in excess of federally insured limits in the amount of $0.
..

Other assets   At July 31, 2005, the Company had two restricted cash time deposits including interest totaling $167,009 held as collateral for debt of a third party and is included in other assets. (See Note 6)

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", SFAS No. 123 (revised 2004), "Share-Based Payment", and SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3", were recently issued. SFAS No. 151, 152, 153, 123 (revised
2004) and 154 have no current applicability to the Company or their effect on the financial statements would not have been significant.

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - MARKETABLE SECURITIES

The amortized cost, net unrealized gains and losses, and estimated fair value of available-for-sale securities by major security type were as follows:

                             Amortized   Unrealized  Unrealized   Estimated
                                cost        gain        (loss)    fair value
                              ________     ________   ________      ________
    July 31, 2005
    Available-for-sale
    securities:                      -            -          -             -
                              ________     ________   ________      ________
    October 31, 2004
    Available-for-sale
    securities:              $ 243,048     $  9,648   $(38,874)     $213,822
                              ________     ________   ________      ________

During the three months ended July 31, 2005, the Company realized a loss of $0, net, on the sale of its portfolio of available-for-sale securities.

NOTE 3 - TRADE ACCOUNTS RECEIVABLE

  Trade accounts receivable consist of the following at:
                                        July 31,
                                         2005
                                       _________

Trade accounts receivable             $1,992,601
Trade accounts receivable
  related entity                       1,037,321
Less allowance for doubtful accounts  (1,228,614)
                                       _________
                                      $1,801,308
                                       =========

Bad debt (recovery) expense for the nine months ended July 31, 2005 and 2004 was $50,085 and $434,737, respectively.

Bad debt (recovery) expense for the three months ended July 31, 2005 and 2004 was $0 and $200,000, respectively.

NOTE 4 - PREPAID EXPENSES

  Prepaid expenses consist of the following at:
                                  July 31,
                                    2005
                                 _________
   Prepaid expenses and credits  $   6,883
   Prepaid other taxes             728,352
                                 _________
                                 $ 735,235
                                 _________

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INVENTORIES

  The composition of inventories is as follows at:
                                    July 31,
                                     2005
                                   _________

   Aircraft parts                   $971,448
   Fuel                               14,145
                                   _________
                                    $985,593
                                   _________

The Company established an allowance for obsolete inventory of $88,000 and $0 for the nine months ended July 31, 2005 and 2004, respectively.

NOTE 6   PROPERTY PLANT & EQUIPMENT

Property and equipment consists of the following at:

                                                          July 31,
                                         Estimated life      2005
                                              In years   ___________

             Building and improvements        10 - 40     $1,268,013
             Spare aircraft engines            7 - 10        342,500
             Aircraft                              15     18,117,738
             Equipment                         3 - 10        131,246
             Furniture and fixtures            3 - 10        303,118
             Vehicles                          5 - 7         168,511
                                                         ___________

                                                          20,331,126
      Less: Accumulated depreciation and amortization     (3,160,812)
                                                         ___________
                                                         $17,170,314
                                                         ___________


Depreciation expense amounted to $1,155,301 and $925,795 for the nine months ended July 31, 2005 and 2004, respectively.

All of the Company's aircraft are held as collateral on various notes payable and related party notes payable at July 31, 2005 and 2004.

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

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6   PROPERTY PLANT & EQUIPMENT [CONTINUED]

Aircraft Dispositions   In July 2005, the Company disposed of two aircraft,
one of which is the aircraft leased to Alpine Air Chile, which at this time is no longer operable. The Chile aircraft write down resulted in the loss on disposition of $352,177 in the current period. The other aircraft's remaining value has been added to parts inventory.

NOTE 7   AIRCRAFT ON OPERATING LEASE   -

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

In April 2004, Sundance returned one aircraft to the Company. Since then, the Company had been seeking an arbitration ruling in order to repossess the remaining five leased aircraft. As of October 31, 2004 Sundance Air, Inc. had returned three additional aircraft to the Company. The Company recovered the remaining two aircraft in November 2004. At July 31, 2005, the Company is due approximately $1,037,321 in past due lease payments and holds lease deposits of $95,700.

Aircraft purchase - During June of 2004, the Company entered into negotiations for the purchase of two SAAB 340A aircraft. A deposit of 100,000 was provided pending completion of the agreement. Since the transaction was not completed, the deposit was forfeited.

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

Future minimum lease payments for the years ending July 31, are as follows:

          2005                           $           27,683
          2006                                       27,683
          2007                                       20,764
          2008                                       10,001
          2009                                       10,001
          2010                                       10,001
          Thereafter                                171,679
                                                 __________
                                         $          277,812

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

Aircraft - In April and June, 2004, the Company entered into two sale/leaseback agreements (See Note 6). The Company has agreed to lease two aircraft for $11,000 per month for sixty months with an engine reserve of $75 per flight hour.

Future minimum lease payments are as follows for the periods ending July 31:
          2005                                  $   264,000
          2006                                      264,000
          2007                                      264,000
          2008                                      264,000
          2009                                       33,000
                                                ___________
                                                $ 1,089,000
                                                ___________
NOTE 9 - RELATED PARTY TRANSACTIONS

Leased Aircraft - During the nine months ended July 31, 2005 and 2004, the Company leased aircraft from CLB Corporation (CLB) and Mallette Family, LLC, entities related to an officer and majority shareholder of the Company. The lease payments varied depending on the type of aircraft and were due on a month-to-month basis. The Company owed lease payments of $0 and $0 to these related parties at July 31, 2005 and October 31, 2004, respectively. Total lease expenses to related parties are as follows for the nine months ended July 31:
                                               2005          2004
                                           ___________    _________
    CLB Corporation                        $         -    $ 160,635
    Mallette Family, LLC                             -            -

                                           $         -    $ 160,635
                                           ___________    _________

The Company performed maintenance and certain qualified repairs on these leased aircraft per the terms of the lease agreements. The Company charges CLB and Mallette Family, LLC cost plus ten percent markup on all parts and a fixed rate of $55 per hour for labor. Total related party sales and cost of sales related to aircraft maintenance are as follows for the nine months ended July 31:
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
                                                 _________  _________

At July 31, 2005 and 2004, the Company had a receivable of $0 and $0, respectively, related to these repairs, reported under accounts receivable-related parties on the balance sheet.

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

Related Party Aircraft Leasing - Until November 2004, the Company leased aircraft to Sundance Air, Inc. which is 30% owned by an Officer and majority shareholder of the company. At July 31, 2005, the Company had a receivable of $1,037,321 and carried lease deposits of $95,700. During the nine months ended July 31, 2005, the Company recorded leasing revenues to Sundance in the amount of $47,258.

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

During May 2004, lease payments due to an entity related to an officer and majority shareholder of the Company in the amount of $667,115 were converted into a demand note payable with interest to accrue at six and one-half (6.50%) percent on the principal balance. At July 31, 2005, the unpaid balance was $476,611. No principal or interest payments are required to be paid until November 1, 2006.

The following is a summary of notes payable to related parties at July 31, 2005:

   Notes payable   related party                           $ 1,530,105
                                                            __________
                             Less current portion                    -
                                                            __________
                                Long-term portion           $1,530,105
                                                            __________

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10   LONG TERM DEBT

Notes payable arose from the purchase of aircraft during July and December 2003 [See Note 6] and consisted of the following at:
                                                                    July 31,
                                                                      2005
                                                                  __________
Note payable, assumed at July 31, 2003 with a balance of
$1,136,160, due March 28, 2007. Interest rate of Lender Prime
+ 1% or 8.25% at July 31, 2005. Secured by 1984 Beech 1900 C,
Reg #N-194GA. Personally guaranteed by an officer/shareholder.      $676,421

Note payable, $2,750,000, assumed at July 31, 2003 with a balance due of $2,085,407, due December 28, 2008. Interest rate at Lender's prime rate or 6.0% at July 31, 2005. Secured by 1900C, Reg # N-198GA
and N-172GA. Personally guaranteed by an officer/shareholder.
                                                                   1,581,233

Note payable, assumed at July 31, 2003 with a balance of
$3,850,000, due September 29, 2007. Interest rate of Lender Prime or 6.0% at July 31, 2005.  secured by 1900C, Reg # N-154GA, N-1195GA, and 153GA. Personally guaranteed by an officer/shareholder.
                                                                   2,887,500

Note payable, issued April 12, 2004 for $598,713 due April 11, 2009. Interest rate of Lender Prime + 1% or 8.25% at July 31, 2005.
Secured by 2 Beech 99's, Reg # N-955AA and N-99GH.
Personally guaranteed by an officer/shareholder.                     473,655

Note payable, issued July 20, 2004 for $1,005,000 due August 5, 2009. Interest rate of Lender Prime + 1% or 8.25% at July 31, 2005. Secured by 2 Beech 1900C's, Reg # N-410UB and N-17ZV.  Personally guaranteed
by an officer/shareholder.                                           867,833

Note payable, April 2005 5-year note for $649,554 due May 2010.
Interest rate of Lender Prime + 1% or 8.25% at July 31, 2005.  Secured
by aircraft.  Personally Guaranteed by an officer/shareholder.       644,913
                                                                    ________
                                                                   7,131,555
                                          Less current portion    (1,739,102)
                                                                  __________
                                          Long-term portion       $5,392,453
                                                                  __________

   The estimated aggregate maturities required on long-term debt for each of the individual years at July 31, 2005 are as follows:

                                         2006       $ 1,739,102
                                         2007         1,832,708
                                         2008         1,481,106
                                         2009         1,457,618
                                         2010           621,021
                                      Thereafter              -
                                                    ___________
                                                    $ 7,131,555
                                                    ___________

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - RECEIVABLE FROM MINORITY INTEREST

In May 2002, the Company completed expansion of cargo air carrier operations and established an eighty-five-percent owned foreign subsidiary, Alpine Air Chile S.A. (Chile), headquartered in Santiago, Chile. There were no revenues for the fiscal year 2002, as actual flight operations of Chile did not commence until after October 31, 2002. The net loss for Alpine Air Chile, S.A. for the periods ended July 31, 2005 and 2004 applicable to the 15% non-controlling interest were not allocated to the non-controlling interests as there is no obligation of the non-controlling interests to share in such losses.

NOTE 12   STOCKHOLDERS EQUITY

Common Stock - The Company is authorized to issue 20,000,000 shares of $.001 par value common stock. As of July 31, 2005 and 2004, 11,122,000 shares are issued or outstanding.

Preferred Stock - The Company is authorized to issue 1,000,000 shares of $.001 par value preferred stock with such rights and preferences and in such series as determined by the Board of Directors at the time of issuance. No shares are issued or outstanding as of July 31, 2005 and 2004 respectively.

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

Stock Option Plan - In August 2001, the stockholders approved the adoption of an equity incentive plan. The plan allows the Company to issue incentive stock options (ISO's), non-statutory stock options and restricted shares to employees, directors, and consultants of the Company. Annually, commencing January 2002, the aggregate number of shares of the Company's common stock available for award under the plan shall increase by the lesser of 250,000 or seven percent of the outstanding stock less the number of shares previously authorized for the plan, respectively. As of July 31, 2005 and 2004 a total of 770,000 shares of the Company's common stock have been reserved for issuance under the plan, respectively. At July 31, 2005, 588,702 and 587,235 options are available for issuance under the plan, respectively. After August 18, 2011, the plan terminates and no further options may be granted.

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

A summary of the status of the options outstanding under the Company's stock option plans at July 31, 2005, is presented below:
                                         July 31, 2005     October 31, 2004
                                     ________________________________________
                                         Weighted Average     Weighted Average

                                   Shares Exercise Price Shares Exercise Price
                                    ______  ____________ _______  ___________
Outstanding at beginning of period 182,765      $7.60    182,765     $7.60
Granted                                  -          -          -         -
Exercised                                -          -          -
Forfeited                           (1,267)         -          -         -
Expired                                  -          -          -         -
                                  ________  ____________ _______  ___________
Outstanding at end of Period       181,498      $7.60    182,765     $7.60
                                  ________  ____________ _______  ___________

Weighted average fair value of
options granted during the year          -          -          -         -
                                  ________  ____________ _______  ___________

A summary of the status of the options outstanding under the Company's stock option plans and employment agreements at July 31, 2005 is presented below:

                      Options Outstanding                  Options Exercisable
         _____________________________________________________________________
Range of               Weighted-Average Weighted Average      Weighted-Average
Exercise    Number         Remaining        Exercise    Number     Exercise
Prices   Outstanding   Contractual Life     Price    Exercisable      Price
_____________________________________________________________________________
$7.50-$8.25  181,498       4.75 years         $7.60     181,498      $7.60

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

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - INCOME (LOSS) PER COMMON SHARE

The following data show the amounts used in computing net income (loss) per common share, for the three and nine months ended July 31:

                                   For the Three         For the Nine
                                   Months Ended          Months Ended
                                      July 31,              July 31,
                                _____________________ ____________________
                                   2005       2004        2005    2004
                                __________ __________ __________ _________
   Net income (loss) available to
   common shareholders         $(1,136,980)$ (192,329)$(3,860,674)$(1,032,487)

   Weighted average number of
   common shares used in basic
   EPS                          11,122,000  11,116,565  11,122,000 11,045,161

   Dilutive effect of stock
   options                               -           -           -

   Weighted average number of
   common shares and dilutive
   potential common stock used
   in diluted EPS               11,122,000  11,116,565  11,122,000 11,045,161


For the nine months ended July 31, 2005 and 2004, 181,498 and 182,765 outstanding options, respectively, were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive. During December 2003 the Company issued 1,000,000 series A, 6.5% preferred shares of the Company's subsidiary Alpine Aviation, Inc. with a stated value of $9.104 per share, for the purchase of aircraft. These preferred shares have no voting rights and are not convertible into common stock and thus are not included in the calculations of earnings per share.

NOTE 14 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes [SFAS No. 109]. SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At July 31, 2005 and October 31, 2004, respectively, the total of all deferred tax assets was approximately $4,470,000 and $2,544,000 and the total of the deferred tax liabilities was approximately $1,190,000 and $251,000. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined.

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - INCOME TAXES [CONTINUED]

The components of income tax expense (benefit) from continuing operations consist of the following for the nine months ended July 31:
                                                  2005            2004
                                               ___________    ___________
   Current income tax expense (benefit):
      Federal                                  $         -    $  (103,297)
      State                                              -        (30,118)
                                               ___________    ___________
        Current tax expense (benefit)          $         -    $  (133,415)
                                               ___________    ___________
   Deferred tax expense (benefit) arising from:
      Excess of tax over financial accounting
      depreciation                             $   936,827    $ 1,313,577
      Deferred gain                                      -       (318,330)
      Allowance for bad debt                       (19,012)       (89,963)
      Reserve for accrued vacation                 (16,570)        (1,297)
      Accrued interest                             (37,333)       (25,036)
      Foreign net operating loss carryforward      (10,823)       (23,639)
      Net operating loss carryover              (1,858,812)      (653,438)
      Valuation allowance                           22,431         23,639
      Inventory reserve                            (33,405)             -
      AMT credit                                         -          5,815
      Deferred Sales                                49,745              -
      Capital Loss Carryover                       (11,608)             -
                                               ___________    ___________
          Net deferred tax expense (benefit)   $  (978,560)   $   231,328
                                               ___________    ___________

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

A reconciliation of income tax expense from continuing operations at the federal statutory rate to income tax expense at the company's effective rate is as follows as of July 31:
                                                       2005            2004
                                                    ___________   ___________
Computed tax at the expected statutory rate              33.49%        8.15%
State and local income taxes, net of federal benefit      3.85%        1.43%
Change in valuation allowance                             (.83)%     (20.41)%
Excess of tax over financial accounting depreciation         -       (61.62)%
Other Items                                               (.41)%      (9.23)%
                                                    ___________   ___________
     Income tax expense                                  36.10%       (84.54)%
                                                    ___________   ___________

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - INCOME TAXES [CONTINUED]

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset (liability) as of July 31, 2005 and at October 31, 2004:

                                              July 31,   October 31,
                                                2005       2004
                                             ______________________
   Allowance for bad debt                    $   466,382   $ 447,370
   Unrealized gain on marketable securities            -      11,094
   Reserve for accrued vacation                   47,525      30,956
   Accrued interest                               70,985      33,652
   Inventory reserve                              33,405           -
                                             ___________   _________
             Net current tax assets          $   618,297   $ 523,072
                                             ___________   _________

   Capital Loss carryforward                 $    96,258   $  84,651
   Foreign net operating loss carryforward       217,489     206,666
   Net operation loss carryforward             3,250,994   1,392,181
   Valuation allowance                          (313,747)   (291,316)
   Alternative minimum tax credits                35,462      35,462
   Excess of tax over book accounting
    depreciation                              (1,187,361)   (250,535)
   Deferred sales                                252,003     301,749
                                             ___________   _________
             Net deferred tax Asset          $ 2,351,098  $1,478,858
                                             ___________   _________

As of July 31, 2005 Alpine Air Chile has foreign net operating loss carryforwards of approximately $1,450,000. The Company also has capital loss carryforwards of approximately $254,000 that expire in 2005 and 2010 and a net operating loss carryforward of approximately $8,564,000 that expires in various years through 2025. A valuation allowance in the amount of approximately $314,000 was recorded at July 31, 2005, due to uncertainty of whether the company is more than likely not to generate sufficient capital gains and foreign income to utilize the benefit of these loss carryforwards before their expiration. The change in the valuation allowance for the nine months ended July 31, 2005 was approximately $23,000.


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

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - SEGMENT INFORMATION [CONTINUED]

Financial information summarized by geographic segment for the nine months ended July 31, 2005 are listed below:
                                 Income (loss)     Long-
                                 before income     lived       Total
                      Revenues      taxes        assets, net   assets
                   ___________  ____________   ___________  ___________
  United States    $15,065,004  $ (2,638,330)  $17,168,675  $24,201,020
  Chile                      -       (72,156)        1,639       20,985
                   ___________  ____________   ___________  ___________
  Reportable
  segments total   $15,065,004  $ (2,710,486)  $17,170,314  $24,222,005
                   ___________  ____________   ___________  ___________

Financial information summarized by geographic segment for the three months ended July 31, 2005 are listed below:
                                 Income (loss)     Long-
                                 before income     lived       Total
                      Revenues      taxes        assets, net   assets
                   ___________  ____________   ___________  ___________
  United States    $ 5,369,327  $ (1,237,598)  $17,168,675  $24,201,020
  Chile                      -       (38,228)        1,639       20,985
                   ___________  ____________   ___________  ___________
  Reportable
  segments total   $ 5,369,327  $ (1,275,826)  $17,170,314  $24,222,005
                   ___________  ____________   ___________  ___________

Financial information summarized by geographic segment for the nine months ended July 31, 2004 are listed below:

                                 Income (loss)     Long-
                                 before income     lived       Total
                      Revenues      taxes        assets, net   assets
                   ___________  ____________   ___________  ___________
  United States    $10,175,393  $     41,772   $18,434,429  $25,762,379
  Chile                243,895      (157,596)        7,076       66,899
                   ___________  ____________   ___________  ___________
  Reportable
  segments total   $10,419,288  $   (115,824)  $18,441,505  $25,829,278
                   ___________  ____________   ___________  ___________

Financial information summarized by geographic segment for the three months ended July 31, 2004 are listed below:

                                 Income (loss)     Long-
                                 before income     lived       Total
                      Revenues      taxes        assets, net   assets
                   ___________  ____________   ___________  ___________
  United States    $ 4,927,918  $    233,136   $18,434,429  $25,762,379
  Chile                 37,840       (38,388)        7,076       66,899
                   ___________  ____________   ___________  ___________
  Reportable
  segments total   $ 4,965,758  $    194,748   $18,441,505  $25,829,278
                   ___________  ____________   ___________  ___________

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16   CONCENTRATIONS

U.S. Postal Service Contracts - The Company receives the majority of its revenues from contracts with the U.S. Postal Service (USPS). For the three months ended July 31, 2005 and 2004, the revenues from contracts with the USPS represented 100% and 81% of total revenues, respectively. At July 31, 2005 and October 31, 2004, accounts receivable from the USPS totaled $1,724,114 and $1,046,321, or 95% and 43%, respectively. The contracts currently in effect with USPS will expire between August and November 2006 for mainland US operations and as early as October 7, 2005 for Hawaii for certain routes and the remainder will be under new contracts for an additional 3 years. The loss of this customer would have a material negative effect on the operations of the Company.

Notification to Terminate Hawaii Contract   On January 31, 2005, the Company
notified the USPS of its intention to discontinue or terminate its service to the Hawaiian Islands under the terms of the current AMOT contract. The contract obligation to provide service may cease as early as October 7, 2005. The Company has been advised by the USPS that the Company is the low bidder on the solicitation for 3 of the new Intra-Hawaiian Islands contracts, however, due to litigation with a bidder on one of the other routes, the contracts are yet to be awarded.

Aircraft Leases   Until November 2004, the Company leased aircraft to Sundance
Air, Inc. located in Puerto Rico and Colorado. Sundance is 30% owned by an Officer and majority shareholder of the Company. [See Note 7]

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

Aircraft Incident   In October 2004, a Company aircraft was damaged when it
landed 'gear-up' at an airport. Damages were limited primarily to the aircraft, repairs were completed in February 2005 and the aircraft was placed back into flight service. There have been no lawsuits to-date and none are expected. And the Company does not expect any financial exposure in excess of insurance coverage.

Vendor Disputes   The Company had entered into a contract with a vendor to
provide certain services to the Company. The vendor has been notified that they have breached the terms of the contract with the Company. The Company had disputed claims by the vendor of amounts due under the contract and has returned all equipment to the vendor that was required under the contract. In July 2005, a settlement was reached with the vendor.

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17   COMMITMENTS AND CONTINGENCIES [CONTINUED]

Legal Action Under Arbitration   The Company has been pursuing legal action
under arbitration to recover aircraft under lease to a third party and the related unpaid lease payments. Three of five aircraft were recovered by October 31, 2004. The two remaining aircraft were recovered in November 2004. The Company has received a judgment dated February 17, 2005 against the third party in the amount of $1,037,320.82 and is pursuing collection of the judgment. At July 31, 2005, the Company has recorded a bad debt allowance of $941,621 to offset the receivable balance related to these aircraft, leaving the deposit of $95,699.82 on the Balance Sheet. An arbitration judgement has been received and is currently in the collection process. The Company does not anticipate any additional funds to be collected and the bad debt has been accrued for.

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

NOTE 18   GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company experienced a significant loss from operations during the years ended October 31, 2004 and 2003 which management believes resulted from a receivable related to the leasing of aircraft that became uncollectible, the operations of Alpine Air, Chile, and the decreased rate per pound negotiated in the new USPS contract in the mainland US. The Company also has current liabilities in excess of current assets. These losses and working capital deficiency has raised substantial doubt about the ability of the Company to continue as a going concern. In addition, since April 2004, the Company has operated a new USPS contract to provide delivery of the mail between the Hawaiian Islands. This obligation has placed more demand on Company resources than was initially expected and has hindered the Company's desire to expand its delivery services for additional routes in the mainland US. As a result, on January 31, 2005, the Company notified the USPS of its intention to discontinue or terminate its service to the Hawaiian Islands under the terms of the current AMOT contract. The contract obligation to provide service may cease as early as October 7, 2005. The Company has been advised by the USPS that the Company is the low bidder on the solicitation for 3 of the new Intra-Hawaiian Islands contracts, however, due to litigation with a bidder on one of the other routes, the contracts are yet to be awarded. The Company believes it has mitigated the recent losses through management plans which have included re-bidding the USPS Contract in Hawaii, the recovery of aircraft previously leased which can now be redeployed to reduce the Company's costs of chartering aircraft to cover delivery routes in the mainland US, the reduction of any further significant investment into Alpine Air Chile, and the Company has entered into agreements to postpone the payments on the related party notes payable and the dividends on preferred stock

NOTE 19   SUBSEQUENT EVENTS

Proposed Stock Sale/Change in Control - On October 8, 2004, Stone Tree Group, LLLP ("StoneTree"), a Delaware corporation which owns the controlling block of shares in the Company, executed a Stock Purchase Agreement by which Universal Express, Inc., a Nevada corporation ("Universal Express") was to acquire 80% of the Company's issued and outstanding common stock (the "Agreement") in exchange for total consideration to StoneTree of $12 million. StoneTree is the entity from whom the controlling interest is to be obtained. In addition, at closing, Universal Express is to pay to the Company the sum of $2 million, to be used solely for usual and customary business purposes. Universal Express is also required to refinance up to $8 million in Company debt and, no later than January 31, 2005, to obtain the release of StoneTree from all guarantees for such indebtedness.

The Company is not a party to the Agreement. However, based on its review thereof, the Company understands that the completion of the acquisition requires the performance of the following: (i) Universal Express' obtaining funding on acceptable terms no later than the closing date; (ii) the deposit of the purchase money with an approved escrow agent; and (iii) Universal Express' commencement and consummation of a cash tender offer to the Company's minority stockholders. There can be no assurance that each of these conditions will be met and that the transaction will be completed. On January 21, 2005, Universal Express' and StoneTree announced their agreement to assign Universal Express' rights under the Stock Purchase Agreement to Capitalliance Financial Services, LLC ("Capitalliance"). To the Company's knowledge, the terms of the acquisition by Capitalliance will be substantially different from the terms of the acquisition by Universal Express. However, to the Company's knowledge, no definitive agreement has been reached between Capitalliance and StoneTree and the transaction has terminated by its own terms.

USPS Contracts - The Company has been solicited by the USPS to provide new bids along with other potential vendors for the KMOT Contract and the Company has submitted those bids. The USPS has notified Alpine that we are low bidder on 3 of the routes. However, due to litigation between the USPS and a bidder on another route, the USPS has extended our contracts on all routes. Service could cease on the contract extensions as soon as October 7, 2005.

Item 2. Management's Discussion and Analysis or Plan of Operation.

General.

Alpine Aviation Inc. provides air cargo transportation services in the United States in Hawaii, Montana, Texas, and North and South Dakota. We also operated a limited passenger service in Chile until this year. At the end of April 2004, we began operating in Hawaii after receiving the contract awarded there by the U.S. Postal Service ("USPS"). While the USPS is our primary customer, we have begun offering package delivery services for local businesses between the islands in Hawaii.

In addition to air cargo transportation, the Company leases aircraft to other cargo carriers, provides maintenance service on aircraft owned or operated by third parties, and operates a First Officer Training Program.

During the three months ended July 31, 2005, the Company carried over 5,855 tons as compared to 5,927 tons in the same quarter last year, a decrease of approximately 1%.

The USPS requires the use of scanning equipment to track the tender, load and delivery status of their mail. During 2004 and 2005, the Company has invested between three and four hundred thousand dollars in scanning equipment, software and hosting services. In addition, the Company has added personnel and engaged consultants for training and implementation to support these requirements. This has been an expensive proposition but the Company is committed to providing its best efforts to meet the high service levels expected by the USPS and to effectively manage these costs.

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

Due to the high demands on the use of our financial resources to operate in Hawaii, on January 31, 2005, the Company notified the USPS of its intention to discontinue or terminate its service to the Hawaiian Islands under the terms of the current AMOT contract. The Company has submitted new bids and has been advised by the USPS that the Company is the low bidder on three of the Intra-Hawaiian Island routes. No contracts have been tendered as of the date of this filing and the USPS has requested an extension of our contract through October 7, 2005. New contracts could be awarded on that date, or the USPS could request an additional extension.

Liquidity and Capital Resources

July 31, 2005 and October 31, 2004

The Company has a working capital position on July 31, 2005 of $(1,144,059), as compared to $491,151 on October 31, 2004. The decrease of $1,635,210 is attributed primarily to the rise in obligations associated with the costs of operating the business on a daily basis such as fuel, aircraft maintenance, ground handling, and increases in costs to charter aircraft to cover peak load demands as compared to the working capital that was generated from mail deliveries during the same period.

During the nine months ended July 31, 2005, our Chilean operations registered a net loss of $72,156 before income taxes, as compared to a net loss of $157,596 before income taxes in the nine months ended July 31, 2004. In August 2004, the aircraft used in the Chilean operation sustained damages to its propellers and engines, significantly reducing business operations there. The Company responded by cutting back personnel and financial resources as necessary to minimize the impact of this interruption in business.

During the quarterly period ended July 31, 2005, we experienced a net loss of $1,136,980. We continue to take steps to manage and monitor operating expenses for our mainland flight operations in order to support the demanding needs of our business in Hawaii. We are not making any further significant investments in Alpine Air Chile operations, and we have negotiated with our related party note holder to defer payments on our note and dividends on subsequently issued preferred stock. Payments and dividends are expected to resume November 1, 2006.

Results of Operation.

Three months ended July 31, 2005 and 2004.

During the quarter ended July 31, 2005, we had a net operating loss of $1,133,990 with a net loss available to shareholders of $1,136,980 or ($0.10) per share, versus a net loss of $192,329, or ($0.02) per share, for the quarter ended July 31, 2004.

Revenue for the quarter ended July 31, 2005, was $5,369,327. This represents an increase in total revenue of over 8% versus revenues of $4,965,758 during the same period in 2004. This jump in revenue is primarily due to the increases in rates granted by the USPS with the extended contract for cargo operations in Hawaii.

Total direct costs were $5,751,168 in the quarterly period ended July 31, 2005, as compared to $4,176,754 in the same period for the prior year. The costs of labor, fuel, insurance and ground handling fees are significantly higher this year as a result of our increased operational activities. We are also recording higher depreciation expenses as a result of owning our aircraft. In addition, to support the operation in Hawaii, we have chartered aircraft for routes in the mainland US to cover routes by aircraft that were sent to Hawaii until we are able to provide our own aircraft to cover those routes. During 2004, the Company had been chartering its aircraft to third parties. Due to the Company's need to reduce its costs of chartering flight services, aircraft that were under lease to third parties have now been returned to the Company for maintenance repair and are being prepared to be placed back into flight service to cover routes currently under charter. As a result of the return of these aircraft for repair and service, the Company has experienced significant increases in its maintenance and repair costs. During 2004, regular maintenance costs on aircraft out on lease contracts were the responsibility of the lessee. Leased aircraft requiring overhaul or major component repair have remained the Company's financial responsibility. Engine reserve fees have been factored into our leasing revenue structure to compensate us for these costs.

Operating expenses increased over 50% from $486,346 during the quarter ended July 31, 2004, when compared to $752,149 during the current quarter ended July 31, 2005. This increase was specifically related to the disposition of an aircraft creating a loss on disposition of $352,177. Had this disposition not occurred during the current quarter, the operating expenses would have seen a 20% reduction from the same quarter in 2004. The Company has successfully developed initiatives to reduce overhead and administrative expenses in the US operations that are incurred in support of operational activities.

During the quarter ended July 31, 2005, there has been a increase of $33,926 in other expense from $107,910 in July 31, 2004 to $141,836 in 2005. Interest expense rose 30,400 for the quarter ended July 31, 2005 primarily due to the addition of a new note payable and also from interest rate increases on notes payable for the acquisition of the Company's aircraft. Due to the U.S. dollar's decrease against the Chilean peso, we had a loss of $2,313 on foreign currency translation.

Nine months ended July 31, 2005 and 2004.

During the nine months ended July 31, 2005, we had a net operating loss of $2,325,127 with a net loss available to shareholders of $3,860,674 or ($0.35) per share, versus a net loss available to shareholders of $1,032,487, or ($0.09) per share, for same period ended July 31, 2004.

Revenue for the nine months ended July 31, 2005, was $15,065,004. This represents an increase in total revenue of over 44% versus revenues of $10,419,288 during the same period in 2004. This jump in revenue is primarily due to the addition of the Hawaii contracts and the subsequent increases in rates granted by the USPS with the extended contract for cargo operations in Hawaii.

Total direct costs were $15,874,903 in the nine month period ended July 31, 2005, as compared to $8,784,713 in the same period for the prior year. The costs of labor, fuel, insurance and ground handling fees are significantly higher this year as a result of our increased operational activities when combined with new operations in Hawaii. We are also recording higher depreciation expenses as a result of owning our aircraft. In addition, to support the operation in Hawaii, we have chartered aircraft for routes in the mainland US to cover routes by aircraft that were sent to Hawaii until we are able to provide our own aircraft to cover those routes. During 2004, the Company had been chartering its aircraft to third parties. Due to the Company's need to reduce its costs of chartering flight services, aircraft that were under lease to third parties have now been returned to the Company for maintenance repair and are being prepared to be placed back into flight service to cover routes currently under charter. As a result of the return of these aircraft for repair and service, the Company has experienced significant increases in its maintenance and repair costs. During 2004, regular maintenance costs on aircraft out on lease contracts were the responsibility of the lessee. Leased aircraft requiring overhaul or major component repair have remained the Company's financial responsibility. Engine reserve fees have been factored into our leasing revenue structure to compensate us for these costs.

Operating expenses increased over 9% from $1,386,742 during the nine months ended July 31, 2004, when compared to $1,515,228 during the same period ended July 31, 2005. This increase was specifically related to the disposition of an aircraft in the current quarter creating a loss on disposition of $352,177. Had this disposition not occurred during the current nine months, the operating expenses would have seen a 16% reduction from the same period in 2004. The Company has successfully developed initiatives to reduce overhead and administrative expenses in the US operations that are incurred in support of operational activities.

During the nine months ended July 31, 2005, there has been a increase of $21,702 in other expense from $363,357 in the nine months ended July 31, 2004 compared to $385,359 during the same period in 2005. Interest expense decreased $4,054 for the nine months ended July 31, 2005 from the previous nine months ended July 31, 2004 primarily due to the interest rate decreases on notes payable for the acquisition of the Company's aircraft. Due to the U.S. dollar's decrease against the Chilean peso, we had a loss of $2,210 during the nine months ended July 31, 2005 on foreign currency translation.

Safe Harbor Statement.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Alpine Air has been named in a lawsuit by a former employee for claims of approximately $50,000 related to wrongful termination. We made an offer to settle which was turned down. The plaintiff is not actively pursuing prosecution and we believe the case may be dismissed for lack of prosecution.

Alpine Air was notified of second lawsuit by a former employee for claims of wrongful termination, which the Company has settled successfully.

We have been pursuing legal action under arbitration to recover aircraft under lease to a third party. Three of five aircraft were recovered by October 31, 2004. The two remaining aircraft were recovered in November 2004.
Arbitration has been successfully completed, however, the Company does not anticipate collection of the favorable judgement, and the bad debt has been accrued for.

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

                                            ALPINE AIR EXPRESS, INC.


Date: 9/19/2005                          By: /s/ Eugene R. Mallette
      ---------                             ------------------------
                                            Eugene R. Mallette, Chief
                                            Executive Officer and Director


Date: 9/19/2005                             /s/ Don T. Squire Jr.
      ---------                             ------------------------
                                            Don T. Squire Jr.
                                            Chief Financial Officer


Date: 9/19/2005                             /s/ Max A. Hansen
      ---------                             ------------------------
                                            Max A. Hansen, Secretary/Treasurer
                                            and Director


Date: 9/19/2005                             /s/ Kenneth D. Holliday
      ---------                             ------------------------
                                            Kenneth D. Holliday, Director