Form 10KSB
period 2005-10-31
ALPINE AIR EXPRESS INC/DE
filed 2006-02-03
CIK 1092807

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB
(Mark One)

  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For the fiscal year ended October 31, 2005
                               ----------------

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

     State issuer's revenues for its most recent fiscal year: $22,629,890
                                                              -----------
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $339,029 as of January 20, 2005.

    (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST
FIVE YEARS)

                                Not applicable.
                                ---------------

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 26, 2006, the Registrant had 36,271,467 post-split shares of common stock issued and outstanding.

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

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No
[X]

                                    PART I

                      ITEM 1. DESCRIPTION OF BUSINESS

Background
----------

     Alpine Air Express, Inc., a Delaware corporation ("Alpine Air"), is engaged in the air cargo business through its wholly owned subsidiary, Alpine Aviation, Inc., a Utah corporation ("Alpine Aviation"). Alpine Aviation was organized on October 7, 1975, in the state of Utah. Alpine Aviation has been operated by the same management since 1986. Alpine Aviation is an air cargo operator, transporting mail packages and other time-sensitive cargo between 16 cities in the western portion of the mainland United States in addition to an air cargo operation serving all of the Hawaiian Islands since the end of April 2004, and previously operated a small passenger air service in Chile, S.A. (now discontinued). Alpine Aviation began its operations in the 1970's with the intent of being a regional charter and cargo carrier. After present management acquired control in 1986, Alpine Aviation began to focus less on the charter or passenger services and more on the cargo aspects of the airline industry. Throughout most of the 1990's, Alpine Aviation has focused more and more on hauling mail for the United States Postal Service because of their favorable contracts, routes and payment practices. As a result of this focus, approximately 97% of Alpine Aviation's revenues now come from the Postal Service.

     Alpine Air was formed in April, 1994, under the name "Riverside Ventures, Inc." Prior to its acquisition of Alpine Aviation in June, 2000, Alpine Air had no business operations and was actively looking for a business with which to merge or acquire in an effort to create an operation that would provide value to our shareholders.

     On June 12, 2000, Alpine Air, under its former name, entered into an agreement and plan of reorganization with Alpine Aviation, pursuant to which Alpine Air acquired all of the outstanding shares of Alpine Aviation.
Pursuant to the terms of the reorganization, Alpine Air issued 9,895,000 shares of its common stock to the stockholders of Alpine Aviation in exchange for all of the issued and outstanding shares of Alpine Aviation. As a result of the reorganization, Alpine Aviation became a wholly owned subsidiary of Alpine Air. At the time of the reorganization, Alpine Air had 1,000,000 shares of common stock outstanding. Following the reorganization, Alpine Air had 10,895,000 shares outstanding, which was composed of the 1,000,000 shares outstanding prior to the issuance of shares for Alpine Aviation and the 9,895,000 newly issued shares to the Alpine Aviation stockholders. Alpine Air subsequently issued an additional 105,000 shares, bringing the total outstanding shares to 11,000,000 as of 2003. During 2004 and 2005 the Company issued 122,000 shares, bringing the total outstanding shares to 11,122,000 at 2005. As a result of the reorganization, the management of Alpine Aviation assumed control over Riverside Ventures and changed the company's name from "Riverside Ventures, Inc." to the current name of "Alpine Air Express, Inc." The reorganization has been treated as a "reverse merger," with Alpine Aviation as the surviving entity for accounting purposes and Alpine Air the surviving entity for corporate purposes.

     In May, 2002, Alpine Air formed a subsidiary known as Alpine Air Chile S.A. ("Alpine Air Chile"), which was headquartered in Santiago, Chile. This subsidiary began operations after the end of our 2002 fiscal year. Alpine Air Chile is an 85%- owned subsidiary. The operations of Alpine Air Chile were discontinued during the current fiscal year (2005)

Routes and Delivery
-------------------

     Alpine Aviation currently has 14 air cargo routes covering 16 western cities in four states in the mainland U.S. and 6 routes covering several of the Hawaiian Islands. Most routes are flown every day and some multiple times per day. In fiscal 2005, Alpine Aviation transported 24,380 tons of cargo. The largest component of Alpine Aviation's cargo mix is U.S. mail, which accounted for approximately 97% of our fiscal 2005 revenue. Alpine Aviation has consistently garnered awards from the U.S. Postal service for timeliness, ranking in the top 10% for on time performance among contract carriers for the U.S. Postal Service ("USPS"). The USPS delivers and picks up all cargo we carry at the aircraft, unless other arrangements are called for separately by the contract. When the USPS delivers and picks up the mail at the side of our aircraft, we are able to reduce our costs significantly.

     Until August 2004, Alpine Air Chile used one Beechcraft 99 passenger/cargo aircraft to provide passenger service between Puerto Montt and Chaiten. The aircraft was also configured to allow limited cargo service between these two points.

     Prior to 2004, Alpine Aviation and Alpine Air Chile leased 22 aircraft on two national certificates. All of these aircraft are smaller turbo-prop aircraft. In 2004, with the acquisition of aircraft, Alpine now operates 30 aircraft on two national certificates. The largest aircraft in our fleet is a Beechcraft 1900, which holds approximately 5,400 pounds of cargo. Our other aircraft type is the Beechcraft 99, which hold 3,400 pounds of cargo. All of our aircraft have been acquired from the former lessors, Mallette Family, LLC and CLB Corporation, and from Raytheon Corporation.

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

     On April 7, 2004, Alpine was awarded a new multi-year contract by the U. S. Postal Service. The new contract began service on April 24, 2004. The service, includes routes throughout the Hawaiian Islands, which marks a new region of operation for Alpine Air. This contract was disclosed in a Current Report on Form 8-K, dated April 7, 2004, filed with the Securities and Exchange Commission on April 13, 2004. This Current Report is incorporated herein by reference. See Part III, Item 13 of this Annual Report.

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

     On February 18, 2004, the Company retained the services of Mr. Gerald W. (Gerry) Lefavor. On April 27, 2004, the Company named him as Director of
Accounting.   Mr. Lefavor assumed the accounting responsibilities previously managed by Ms. Leslie Hill, who resigned as CFO of the Company. This change was disclosed in a Current Report on Form 8-K, dated April 27, 2004, filed with the Securities and Exchange Commission on April 27, 2004. This Current Report is incorporated herein by reference. See Part III, Item 13 of this Annual Report. Mr. Lefavor subsequently resigned his position in April 2005. This change was disclosed in a Current Report on form 8-K, dated April 15, 2005. In June 2005, the Company retained the services of Mr. Don T. Squire Jr. and the Company named him as Director of Accounting. In September 2005, Mr. Squire assumed the responsibilities of CFO.

     On October 8, 2004, the Company had previously reported a possible change in control due to an agreement between StoneTree Group, LLLP ("StoneTree"), a Delaware corporation, and Universal Express, Inc., a Nevada corporation ("Universal Express). The rights of Universal Express were later assigned to Capitalliance Financial Services, LLC ("Capitalliance"). However, to the Company's knowledge, no definitive agreement was reached between Capitalliance and StoneTree and the transaction has terminated by its own terms.

     On January 23, 2006, which is subsequent to the period covered by this Report, the Company effectuated a split of its issued and outstanding shares of common stock in the ratio of three shares for one. Unless indicated otherwise, all figures in this Report retroactively reflect this stock split.

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

Employees
---------

     The Company has 147 employees, 77 of which are full time, including 10 in administration and 75 in flight operations, which includes 33 pilots. No employees belong to any labor union or have employment contracts.

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

     We also lease a 10,403 square foot hangar in Billings, Montana at the Logan International Airport at a lease rate of $17,682 per year, or $1,474 per month. This lease is for a term of five years, ending October 31, 2007.

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

                        ITEM 3. LEGAL PROCEEDINGS

     Alpine Air was named in a lawsuit by a former employee for claims of approximately $50,000 related to wrongful termination. We made an offer to settle which was turned down. The plaintiff is not actively pursuing prosecution and we believe the case may be dismissed for lack of prosecution.

     Alpine Air was also notified of a second lawsuit by a former employee for claims of wrongful termination, which the parties have resolved via binding arbitration.

     We have pursued legal action under arbitration to recover aircraft under lease to a third party. Three of five aircraft were recovered by October 31, 2004. The two remaining aircraft were recovered in November 2004. The company received an arbitration order which was filed in the Utah Federal District Court for the issue of lease payments due to Alpine Air, and it is now in the collection process.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of stockholders of Alpine Air during the fourth quarter of the fiscal year ended October 31, 2005.

                                PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Alpine Air's common stock is currently quoted on the National Association of Securities Dealers Electronic Bulletin Board under the symbol "APNX" (a change in the previous "ALPE" symbol took place after the fiscal year end). Set forth below are the high and low closing bid prices for our common stock for each quarter. These bid prices were obtained from Pink Sheets, LLC, formerly known as the "National Quotation Bureau, LLC," All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. These prices retroactively reflect the three-for-one split of our issued and outstanding common stock in January, 2006.


Quarter Ended                       High Bid             Low Bid
-------------                       --------             -------

October 31, 2003                    $0.57                $0.32

January 31, 2004                    $0.40                $0.25

April 30, 2004                      $0.28                $0.17
July 30, 2004                       $0.20                $0.13

October 31, 2004                    $0.22                $0.12

January 31, 2005                    $0.16                $0.16

April 30, 2005                      $0.15                $0.13

July 30, 2005                       $0.19                $0.19

October 31, 2005                    $0.17                $0.17

     We cannot guarantee that the present market for our common stock will continue or be maintained, and the resale of "unregistered" and "restricted" shares pursuant to Rule 144 of the Securities and Exchange Commission may substantially reduce the market price of our common stock.

Holders.
--------

     As of January 20, 2006, there were 36,271,461 post split shares of common stock outstanding held by approximately 455 active holders of record, including broker-dealers and clearing corporations holding shares on behalf of their customers, as reported by the Company's transfer agent. This figure does not include an indeterminate number of stockholders who may hold their shares in street name.

Dividends.
----------

     Since its inception, Alpine Air has paid no dividends on its common stock, and we do not anticipate that we will pay any dividends in the foreseeable future.

Recent Sales of Unregistered Securities.
----------------------------------------

     Except as indicated below, Alpine Air has not sold any equity securities during the period covered by this Annual Report that were not registered under the Securities Act of 1933, as amended. All share figures discussed below retroactively reflect the three-for-one reverse split of our issued and outstanding common stock in January, 2006. On November 5, 2003, we issued 66,000 "unregistered" and "restricted" shares to the Gallatin Group in consideration of services rendered valued at $42,977.

     In May, 2004, we issued 300,000 shares of common stock for consulting services to a third party. The shares were issued at $0.193 per share.

Subsequent to October 31, 2005, in November 2005, we issued 60,000 shares of "restricted" common stock to an employee, Don Squire, as part of his compensation package.

Subsequent to October 31, 2005, in December 2005, 2,845,467 shares of "restricted" common stock were issued to SCS, Inc. in consideration for services rendered.

     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General.
--------

     Alpine Aviation Inc. provides air cargo transportation services in the United States in Hawaii, Montana, Texas, and North and South Dakota. We also operated a limited passenger and cargo service in Chile, was discontinued in 2005. At the end of April 2004, we began operating in Hawaii after receiving the contract awarded there by the U.S. Postal Service ("USPS"). While the USPS is our primary customer, we have begun offering package delivery services for local businesses between the islands in Hawaii. In addition to air cargo transportation, the Company provides charter services to other cargo carriers, provides maintenance service on aircraft owned or operated by third parties, and operates a First Officer Training Program.

     During the fiscal year, cargo volumes rose nearly 50% over the prior year. This dramatic increase has come from servicing the USPS contract in Hawaii. In 2005, the Company carried over 24,380 tons as compared to 16,300 tons in 2004. These increases have been the result of continued service in the Hawaiian Islands. Next year we expect to see decreases in the overall volume and revenues due to contract changes in the Hawaii operations, but expect significant increases in profitability from the operations there.

     Although we experienced higher cargo volumes, our current contracts with the USPS are providing less revenue per pound than our former contracts. The reduction in per-pound revenue is due to the effects of the USPS competitive bidding process.

     Revenues were over $22 million in 2005, over forty-six percent higher than the nearly $15 million in 2004. The primary increase in revenues came from our contracts in Hawaii.

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

     Our Chile operations were discontinued during the current fiscal year as is reflected on the accompanying financial statements.

Liquidity and Capital Resources
-------------------------------

October 31, 2005 and 2004
-------------------------
     The Company has a working capital position of $(803,175), as compared to working capital on October 31, 2004, of $491,151. The decrease in working capital has been the result of increased expenses due to the support required by the Hawaii operations accompanied by costs associated with unexpected engine replacements. The management team continues to make strong efforts to maximize its cash resources to support all operations and has seen considerable improvement in the past six months.

     The Company's reduced working capital was a result of multiple factors, including increased parts inventory of $46,251, reduced cash balances of $318,672, increased accounts receivable of $1,283,136, a reduction in marketable securities of $213,823, and a reduction in both income taxes receivable and deposits of $91,900 and $100,000 respectively.

     The increases in working capital for current assets were offset by changes in current liabilities through an increase of $1,463,428 in accounts payable activity along with an increase in accrued liabilities of $505,960 that includes a significant provision for property taxes (which are currently under appeal and are expected to be reduced). Increases were also noted in the current portion of notes payable of $69,863.

  Dividend payments associated with the issuance of preferred stock and notes and obligations of the Company that are due to the Company's majority shareholder, Eugene R. Mallette, have been deferred until November 1, 2006. This is a significant commitment shown by the majority shareholder to utilize the Company's cash resources to support the operating needs of the Company.

  Total assets decreased slightly from $24,998,885 on October 31, 2004 to $24,543,565 on October 31, 2005. Total Liabilities increased from $12,862,208 to $14,539,192. Our stockholders' equity has also decreased from $12,136,677 to $10,004,373 for October 31, 2004 and October 31, 2005, respectively.

At October 31, 2005 there was a net loss of $2,748,447. Adjustments to reconcile net loss to net cash provided by operating activities for the year ended October 31, 2004 totaled $(707,791). Depreciation was $1,522,123 for an increase of $22,924 over last year. In 2005, there is a provision for bad debt for $50,085.

     The increase in cash from trade accounts payable and related party accounts payable of $1,463,427 was offset by increases in trade accounts receivable and related party accounts receivables totaling $1,228,220. There was an increase from income taxes receivable of $91,900, a reduction from deferred tax benefits of $862,589. There were decreases in cash associated with deposits for aircraft of $100,000.

      Investing activities for the year ended October 31, 2005, provided $1,152,571 in net cash primarily from the proceeds of the sale of marketable securities and property and equipment. In the year ended October 31, 2004, investing activities provided net cash of $28,670.

     During the year ended October 31, 2005, financing activities used net cash of $661,357. We paid $1,362,357 on notes payable and $250,000 towards notes payable related parties. For the year ended October 31, 2004, net cash used in financing activities was $566,580, primarily from payments of $281,664 towards notes payable and $288,716 from payments to related party notes payable for the year ended October 31, 2004.

     For the years ended October 31, 2005 and 2004, net increases (uses) in cash and cash equivalents were $(318,672) and $679,903, and ending cash and cash equivalents was $487,707 and $806,379, respectively.

Results of Operation
--------------------

     During the year ended October 31, 2005 and 2004, total operating revenues were $22,629,890 and $14,958,446, revenues from operations increased to $22,065,887 from $12,366,498, and revenue from public services decreased to $564,003 from $2,591,948, respectively. The increase in revenues is a direct result of the continuation of the air cargo transportation contract for Hawaii. Total direct costs substantially increased to $22,573,169 from $13,449,276 for the years 2005 and 2004, respectively. The 68% increase in total direct costs was fueled by substantial increases in fuel costs and unscheduled engine repairs. As a note, all engine repairs, overhauls, and replacements are currently expensed in the current period and not capitalized and depreciated in future periods.

     Operating expenses saw substantial reductions to $1,460,994 from $2,821,590 for the years ended October 31, 2005 and 2004 respectively. The savings initiatives implemented by management helped to reduce administrative expenses nearly 48%. Specifically, professional fees for attorneys, auditors and consultants were reduced nearly 50% this year from last year, to $404,216 from $889,887 for the years ended October 31, 2005 and 2004, respectively.

      During the year ended October 31, 2005 and 2004, other expense was $964,783 and $536,035, respectively. The increase of $428,748 in other expense was primarily due to a loss on disposal of asset of $(352,177) and an increase of interest expense of $62,937 (rise in variable rates on debts).

     Total income tax expense (benefit) for the year ended October 31, 2005 and 2004 were (873,684) and ($470,342) respectively.

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

           ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

                CONSOLIDATED FINANCIAL STATEMENTS

                        October 31, 2005

              ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

       UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                            CONTENTS

                                                               PAGE


-     Report of Independent Registered Public Accounting Firm

-     Consolidated Balance Sheet at October 31, 2005

-     Consolidated Statements of Operations for years ended
      October 31, 2005 and 2004

- Consolidated Statements of Comprehensive Income for years ended October 31, 2005 and 2004

-     Consolidated Statement of Stockholders' Equity

-     Consolidated Statements of Cash Flows, for the years ended
      October 31, 2005 and 2004

-     Notes to Condensed Consolidated Financial Statements

                         Auditor's Report

      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES
Provo, Utah

We have audited the accompanying consolidated balance sheet of Alpine Air Express, Inc. and Subsidiaries as of October 31, 2005 and the related consolidated statements of operations, comprehensive income, stockholders' equity (deficit) and cash flows for the years ended October 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alpine Air Express, Inc. and Subsidiaries as of October 31, 2005 and the results of their operations and their cash flows for the years ended October 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.


/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
January 11, 2006

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEET

                              ASSETS

                                                             October 31,
                                                               2005
                                                               ___________
CURRENT ASSETS:
Cash and cash equivalents                                 $         487,707
Marketable securities                                                     -
Trade accounts receivable, net                                    2,446,619
Trade accounts receivable, net   related entity                      95,700
Inventories                                                         808,953
Prepaid expenses                                                    664,880
Income taxes receivable                                             103,297
Deposits                                                             55,000
Deferred tax asset, current                                         590,016
                                                               ___________
     Total Current Assets                                         5,252,172

PROPERTY AND EQUIPMENT, net                                      16,848,736

OTHER ASSETS                                                        168,154

DEFERRED TAX ASSET, long-term                                     2,274,503

                                                              _$ 24,543,565
                                                                   ___________

                            [Continued]             ALPINE AIR EXPRESS, INC.
AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEET

                            [Continued]

               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             October 31,
                                                               2005
                                                               ___________
CURRENT LIABILITIES:
Trade accounts payable                                            3,343,300
Accounts payable related party                                        2,000
Accrued liabilities                                                 817,556
Refundable deposits                                                  95,700
Current portion of notes payable                                  1,496,791
Current portion of notes payable   related party                    300,000
                                                                ___________
     Total Current Liabilities                                    6,055,347

DEFERRED GAIN ON SALE OF ASSETS                                     620,183

NOTES PAYABLE, net of current portion                             5,278,444

NOTES PAYABLE   RELATED PARTY, net of current portion             1,475,668

DIVIDENDS PAYABLE                                                 1,109,550

COMMITMENTS AND CONTINGENCIES [SEE NOTE 17]                               -
                                                               ___________

     Total Liabilities                                           14,539,192
                                                                ___________

MINORITY INTEREST                                                         -
                                                               ___________
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized,
  none issued and outstanding                                             -

Preferred stock of subsidiary, $9.104 stated value, 1,000,000
shares authorized, 1,000,000 issued and outstanding               9,104,000

Discount on preferred stock of subsidiary                        (2,244,497)

Common stock, $.001 par value, 100,000,000 shares authorized,
33,366,000 shares issued and outstanding                             33,336
Additional paid-in capital                                        1,668,689

Accumulated other comprehensive income (loss)                            -
Retained earnings                                                 1,442,815
                                                                ___________
     Total Stockholders' Equity                                  10,004,373
                                                               ___________
                                                              $  24,543,565
                                                               ___________

The accompanying notes are an integral part of this consolidated financial statement.

              ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     For the Year Ended
                                                       October 31,
                                                _________________________
                                                    2005              2004

                                                ___________      ___________
OPERATING REVENUE:
 Operations                                     $22,065,887      $12,366,498
 Public services                                    564,003        2,591,948
                                                ___________      ___________
 Total Operating Revenues                        22,629,890       14,958,446
                                                ___________      ___________
DIRECT COSTS:
 Operations                                      17,016,773        9,867,257

 Lease expense related party                              -          160,635

 Public services                                  5,556,396        3,421,384
                                                ___________      ___________
 Total Direct Costs                              22,573,169       13,449,276
                                                ___________      ___________
 Gross Profit                                        56,721        1,509,170
                                                ___________      ___________
OPERATING EXPENSES:
 General and administrative                       1,460,994        2,821,590
                                                ___________      ___________
 Total Operating Expenses                         1,460,994        2,821,590
                                                ___________      ___________
Operating income (loss)                          (1,404,273)      (1,312,420)
                                                ___________      ___________
OTHER INCOME (EXPENSE):
 Interest income                                     19,687           4,360
 Interest expense                                  (601,715)       (538,778)
 Gain (loss) on sale of securities                  (30,578)           (675)
 Gain (loss) on disposal of assets                 (352,177)              -
 Other income (expense)                                   -               -
 Loss on foreign currency translation                     -            (942)


                                                ___________      ___________
 Total Other Income (Expense)                      (964,783)       (536,035)
                                                ___________      ___________

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS     (2,369,056)     (1,848,455)
                                                ___________      ___________

GAIN (LOSS) FROM DISCONTINUED OPERATIONS, NET        56,924               -
OF $0 TAX EFFECT                                ___________       ___________

INCOME (LOSS) BEFORE TAXES                       (2,312,132)      (1,848,455)

 CURRENT INCOME TAX EXPENSE (BENEFIT)                    -          (103,297)
 DEFERRED INCOME TAX EXPENSE (BENEFIT)            (873,684)         (367,045)
                                                ___________      ___________
INCOME (LOSS) BEFORE EXTRAORDINARY GAIN (LOSS)   (1,438,448)      (1,378,113)
EXTRAORDINARY GAIN (LOSS)                                  -          (1,821)
                                                ___________      ___________
NET INCOME (LOSS)                                (1,438,448)     $(1,379,934)
                                                ___________      ___________



            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS

                          [Continued]


                                                  For the Year Ended
                                                     October 31,
                                                _________________________
                                                    2005         2004
                                                ___________   ___________

NET INCOME (LOSS)                               (1,438,448)  $(1,379,934)
                                                ___________   ___________
DIVIDENDS:

 Dividends declared and amortization of
 preferred stock discount analogous to a
 preferred stock dividend.                       1,309,999     1,146,249
                                                ___________   ___________
NET (LOSS) AVAILABLE TO COMMON SHAREHOLDERS     (2,748,447)  $(2,526,183)
                                                ___________   ___________
NET (LOSS) PER COMMON SHARE:
 Basic                                            (.08)      $     (0.08)
 Diluted                                           N/A               N/A


                    ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                    For the Year Ended
                                                        October 31,
                                                _________________________
                                                     2005       2004
                                                ___________   ___________

NET INCOME (LOSS)                               $(1,438,448)  $(1,379,934)
                                                ___________   ___________
OTHER COMPREHENSIVE INCOME (LOSS):
 Unrealized loss on available for sale
 securities, net of tax                             (12,446)       6,301
 Realized loss on available for sale securities      30,578          577
 Foreign currency translation                        17,364      (31,602)
 Reclassification Adjustment                    (123,804)              -
                                                ___________   ___________
COMPREHENSIVE INCOME (LOSS)                     $(1,526,756)  $(1,404,658)
                                                ___________   ___________




The accompanying notes are an integral part of these consolidated financial statements.

               ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

            FOR THE YEARS ENDED OCTOBER 31, 2005 AND 2004

                       Preferred Stock                       Common Stock
                    ____________________ Preferred Stock _____________________
                    Shares        Amount    Discount     Shares        Amount
                    _________ ___________ ______________ ___________ _________

BALANCE,
October 31, 2003            -           -              -  33,000,000    33,000

Net income for the
year ended
October 31, 2004            -           -              -           -         -

Shares issued in
December for
aircraft purchase   1,000,000   9,104,000              -           -         -

Discount on
preferred stock
of subsidiary               -           -     (2,962,736)          -         -

Dividends declared
and amortization of
preferred stock
discount analogous
to a preferred stock
dividend                    -           -              -           -         -

Shares issued in
February for
services received           -           -              -      66,000        66

Shares issued in May
for services received       -           -              -     300,000       300
Unrealized loss on
available-for-sale
securities, net of tax      -           -              -           -         -

Foreign currency
translation
adjustment, net of
minority interest           -           -              -           -         -
                    _________ ___________ ______________ ___________ _________
BALANCE,
October 31, 2004    1,000,000   9,104,000     (2,962,736) 33,366,000 $  33,366

[CONTINUED]
            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

         FOR THE YEARS ENDED OCTOBER 31, 2005 AND 2004
                       Preferred Stock                       Common Stock
                    ____________________ Preferred Stock _____________________
                    Shares        Amount    Discount     Shares        Amount
                    _________ ___________ ______________ ___________ _________

Net income for the
year ended
October 31, 2005            -           -              -           -         -

Dividends declared
and amortization of
preferred stock
discount analogous
to a preferred stock
dividend                    -           -              -           -         -

Unrealized loss on
available-for-sale
securities, net of tax      -           -              -           -         -

Foreign currency
translation
adjustment, net of
minority interest           -           -              -           -         -
                    _________ ___________ ______________ ___________ _________
BALANCE,
October 31, 2005    1,000,000   9,104,000     (2,962,736) 33,366,000 $  33,366
                    _________ ___________ ______________ ___________ _________


                             Additional
                              Paid-in   Comprehensive  Retained   Accumulated
                              Capital   Income (Loss)  Earnings      Total
                            ___________  ____________ ___________ ___________
BALANCE, October 31, 2003     1,568,078      113,032    6,731,233   8,445,343

Net income for the year ended
October 31, 2004                      -            -   (1,379,934) (1,379,934)

Shares issued in December
for aircraft purchase                 -            -            -   9,104,000

Discount on preferred
stock of subsidiary                   -            -            -  (2,962,736)

Dividends declared and
amortization of preferred
stock discount analogous to a
preferred stock dividend              -            -   (1,146,249) (1,146,249)

[CONTINUED]

                ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

               FOR THE YEARS ENDED OCTOBER 31, 2005 AND 2004

Shares issued in February for
services received                42,911            -            -      42,977

Shares issued in May for
services received                57,700            -            -      58,000

Unrealized loss on available-
for-sale securities, net of tax       -        6,878            -       6,878

Foreign currency translation
adjustment, net of minority
interest                              -      (31,602)           -     (31,602)
                             __________  ___________  ___________ ___________
BALANCE, October 31, 2004    $1,668,689  $    88,308  $ 4,205,050 $12,136,677

Net income for the year ended
October 31, 2005                      -            -   (1,438,448) (1,438,448)

Dividends declared and
amortization of preferred
stock discount analogous to a
preferred stock dividend              -            -   (1,309,999) (1,309,999)

Unrealized Loss on available-
for-sale securities, net of      18,132                    18,132

Foreign Currency translation
adjustment, net of minority
interest                       (106,440)                 (106,440)
                             __________  ___________  ___________ ___________
BALANCE, October 31, 2005    $1,668,689  $         -  $ 1,456,603  $9,299,922
                             __________  ___________  ___________ ___________

The accompanying notes are an integral part of this consolidated financial statement.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      For the Year Ended
                                                          October 31,
                                                       2005         2004
                                                   ____________  ____________
Cash flows from operating activities:
Net income (loss)                                  $(1,438,448)  $(1,379,934)
                                                   ____________  ____________
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
  Realized gain (loss) on marketable securities        (30,578)        (675)
  Deferred tax expense (benefit)                      (862,589)     (367,045)
  Non-cash expense                                           -        58,000
  Depreciation and amortization                      1,339,642     1,499,209
  Reserve for contingent liability                           -       (47,000)
  Provision for bad debt                               (50,085)     1,178,529
Changes in operating assets and liabilities:
   Income taxes receivable                              91,900       855,263
   Trade accounts receivable                        (1,228,220)     (960,941)
   Trade accounts receivable   related party                 -      (603,285)
   Inventories                                         (46,251)
67,040
   Prepaid expenses                                   (329,740)       (81,356)
   Deposit on aircraft leases                          100,000      (155,000)
   Accrued interest on loan to officer and related
   party                                                95,777            -
   Trade accounts payable                            1,463,427     1,206,124
   Accrued expenses                                    410,182       134,917
   Refundable deposits                                 (48,079)      (12,563)
   Deferred gain                                      (174,729)      (94,803)
   Deferred tax asset                                   -       (47,064)
                                                   ____________   ___________
          Total adjustments                            730,657     2,629,350
                                                   ____________   ___________
      Net cash provided by (used in) operating
      activities                                      (707,791)     1,249,416
                                                   ____________   ___________
Cash flows from investing activities:
Proceeds from sale of marketable securities            244,401        9,222
Purchase of marketable securities                            -       (17,843)
Proceeds from sale of property and equipment           995,913     1,300,000
Purchase of property and equipment                      (83,251)  (1,099,048)
Increase in other assets                                (4,492)     (163,661)
                                                   ____________   ___________
      Net cash provided by (used in) investing
      activities                                     1,152,571        28,670
                                                   ____________   ___________
Cash flows from financing activities:
Increase in bank overdraft                                   -       (12,324)
Accounts payable   related party                             -        16,124
Payment on notes payable                            (1,362,357)     (281,664)
Payment on notes payable   related party              (250,000)     (288,716)
Proceeds from Note Payable                             651,000            -
Proceeds from Note Payable  related party               300,000           -
                                                   ____________   ___________
      Net cash provided by (used in) financing
      activities                                      (661,357)     (566,580)
                                                   ____________   ___________
Effect of exchange rate changes                       (102,095)      (31,603)
                                                   ____________   ___________
Change in cash and cash equivalents                   (318,672)      679,903

Beginning cash and cash equivalents                    806,379       126,476
                                                   ____________   ___________
Ending cash and cash equivalents                   $   487,707   $   806,379
                                                   ____________   ___________
                          [Continued]
                               F-8

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                           [Continued]


                                                     For the Year Ended
                                                          October 31,
                                                       2005       2004
                                                  ____________  ____________
Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest                                      $    505,938   $  423,210
    Income Taxes                                  $         -    $       -

Non-cash investing and financing activities:

For the year ended October 31, 2005:

The Company had preferred dividend expense of $1,309,999 which is comprised of $591,760 in dividends payable and $718,239 of amortized discount on preferred stock analogous to a preferred stock dividend.

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

   The Company issued 66,000 shares of common stock to settle a payable of $42,977, or $0.65 per share.

   The Company issued 300,000 shares of common stock for services valued at $58,000, or $0.193 per share.

                            [Continued]


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

Organization and business description - Alpine Aviation, Inc. (Alpine) was incorporated in the state of Utah on October 7, 1975. On June 12, 2000 Alpine entered into a transaction that was accounted for as a reverse merger with Riverside Ventures, Inc., a Delaware corporation incorporated on April 20, 1994. At the time of the transaction, Riverside Ventures, Inc. was inactive. All of the outstanding common stock of Alpine was exchanged for 29,685,000 shares of common stock of Riverside Ventures, Inc. The transaction, accounted for as a reverse acquisition, resulted in a recapitalization of Alpine, inasmuch as it was deemed to be the acquiring entity for accounting purposes. Riverside Ventures, Inc. changed its name to Alpine Air Express, Inc.
The Company is an air cargo operator, transporting mail, packages and other time-sensitive cargo between cities in the western portion of the United States.

The Company previously leased aircraft from CLB, Inc. and Mallette Family, LLC, entities that are owned or controlled by the Officer and majority shareholder of the Company. During July 2003 the Company acquired
16 aircraft from Mallette Family, LLC and during December 2003 acquired an additional 16 aircraft from CLB, Inc.

Principles of consolidation   The condensed consolidated financial statements
include the accounts and operations of Alpine Air Express, Inc., its wholly-owned subsidiary Alpine Aviation, Inc. and Alpine Air Chile S.A., which is a 85% percent owned by the Company as of October 31, 2005 and 2004 (together referred to as the Company). Further, the net loss for Alpine Air Chile, S.A. for the periods ended October 31, 2005 and 2004 applicable to the 15% non-controlling interest were not allocated to the non-controlling interests as there is no obligation of the non-controlling interests to share in such losses. All material inter-company transactions and accounts have been eliminated in the consolidation.

Cash and cash equivalents - The Company considers demand deposits at banks and money market funds at other financial institutions with an original maturity of three months or less to be cash equivalents. At October 31, 2005, the Company had cash balances in excess of federally insured limits in the amount of $350,050.

Restatement   Subsequent to the fiscal year-end, the Company effected a 3-for-
1 forward stock split. The financial statements have been restated for all periods presented, to reflect the stock split (see Note 12)

Other assets   At October 31, 2005, the Company had two restricted cash time deposits including interest totaling $166,153 held as collateral for debt of a third party and is included in other assets. (See Note 6)

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

Stock Based Compensation - The Company currently accounts for its stock based compensation in accordance with Statement of Financial Accounting Standard ("SFAS") No. 123 "Accounting for Stock-Based Compensation." This statement establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation. However, companies are permitted to continue applying previous accounting standards in the determination of net income with disclosure in the notes to the financial statements of the differences between previous accounting measurements and those formulated by the new accounting standard. The Company has adopted the disclosure only provisions of SFAS No. 123, and accordingly, the Company has elected to determine net income using previous accounting standards. Equity instruments issued to non-employees are valued based on the fair value of the services received or the fair value of the equity instruments given up which ever is more reliably measurable. Beginning in June 2005, the Company adopted the Provisions of SFAS No. 123 as revised in 2004 which will require that options issued to employees as compensation be valued at fair value.

During the periods presented the Company did not grant any stock based compensation. The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost under SFAS No. 123 has been recognized for the stock option plans or other agreements in the accompanying statement of operations. Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2005 and 2004 consistent with the provisions of SFAS No. 123, the Company's net earnings (loss) net of taxes and earnings per share would have been reduced to the pro forma amounts indicated below:


             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                       For the Year
                                                     Ended October 31,
                                              ______________________________
                                                   2005            2004
                                              _____________   ______________
Net Income (Loss) available to common shareholders
As reported                                        $(2,748,447)   $(2,526,183)

Add: Stock-based employee compensation expense
included in reported net income                              -             -

Deduct: Total stock-based employee compensation
expense determined under fair value based method             -             -
                                                   ___________   ___________
Net Income (Loss)                     Proforma     $(2,748,447)  $(2,526,183)
                                                   ___________   ___________
Basic earnings (loss) per share       As reported  $      (.08)  $    (.08)
                                      Proforma     $      (.08)  $    (.08)
Diluted earnings per share            As reported  $      (.08)  $    (.08)
                                      Proforma     $      (.08)  $    (.08)


NOTE 2 - MARKETABLE SECURITIES

The amortized cost, net unrealized gains and losses, and estimated fair value of available-for-sale securities by major security type were as follows:


                                    Amortized Unrealized Unrealized  Estimated
                                       cost      gain      (loss)   fair value
                                ________  ________   ________   ________
                                          ________  ________ ________ ________
     October 31, 2005
     Available-for-sale securities:              -         -        -        -

                                      ________  ________ ________ ________
     October 31, 2004
     Available-for-sale securities:   $243,048   $9,648   $(38,874)  $ 213,822
                                       ________  ________ ________   ________


NOTE 3 - TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consist of the following at October 31:
                                                        2005       2004
                                                     __________  _________

       Trade accounts receivable                     $3,675,233 $1,450,477
       Trade accounts receivable  related entity         95,700    992,065
       Less allowance for doubtful accounts          (1,228,614)(1,178,529)
                                                     __________  _________
                                                     $2,542,319  $1,264,013
                                                     __________  _________

Bad debt expense for the years ended October 31, 2005 and 2004 was $50,085 and $887,910, respectively.






NOTE 4 - PREPAID EXPENSES

    Prepaid expenses consist of the following at October 31:
                                                       2005      2004
                                                     _________  _________
   Prepaid expenses and credits                      $  68,179  $  83,489
   Prepaid other taxes                                 596,701    251,651
                                                     _________  _________
                                                     $ 664,880  $ 335,140
                                                     _________  _________

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INVENTORIES

The composition of inventories is as follows at October 31:

                                                        2005      2004
                                                     _________  _________
   Aircraft parts                                    $ 794,574  $ 751,087
   Fuel                                                 14,379     11,615
                                                     _________  _________
                                                     $ 808,953  $ 762,702
                                                     _________  _________

The Company has not established an allowance for obsolete inventory.


NOTE 6   PROPERTY PLANT & EQUIPMENT

Property and equipment consists of the following at October 31:

                                   Estimated life       2005        2004
                                      In years      ___________  ___________
      Building and improvements       10 - 40       $ 1,268,013  $ 1,268,013
      Spare aircraft engines           7 - 10           342,500      342,500
      Aircraft                             15        18,117,738   17,924,471
      Equipment                        3 - 10           131,245      129,246
      Furniture and fixtures           3 - 10           332,732      290,374
      Vehicles                         5 - 7            148,351      156,511
                                                    ___________  ___________
                                                     20,340,579   20,111,115
     Less: Accumulated depreciation and amortization (3,491,843)  (2,057,024)
                                                    ___________  ___________
                                                    $16,848,736  $18,054,091
                                                    ___________  ___________

Depreciation expense amounted to $1,522,123 and $1,181,304 for the years ended
October 31, 2005 and 2004, respectively.   Aircraft on operating lease are
excluded from the amounts shown above and are reported in Note 7.

All of the Company's aircraft are held as collateral on various Notes Payable and related party Notes Payable at October 31, 2005.

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

tax effect of $2,197,320, has been recorded and is being amortized as dividends over a five year period. The preferred stock provides for monthly dividends at an annual rate of 6.5%, and is not convertible. The Company can redeem the subsidiary's preferred stock any time and the entity related to an officer and majority shareholder of the Company can call for redemption of the subsidiary's preferred stock any time after December 31, 2008. Wells Fargo Securities, LLC issued a fairness opinion, from a financial point of view, regarding this acquisition.


Sales/Leasebacks - In April 2004, the Company entered into a sale/leaseback agreement with a third party, wherein, the Company sold an aircraft for $650,000 and entered into an operating lease. (See Note 8) The Company has recorded a deferred gain of $355,716 which will be amortized over the life of the lease as an offset to lease expense. A shareholder/officer of the Company has personally guaranteed the loan of the third party for the purchase of the aircraft. In addition, $80,000 of the proceeds from this sale is invested in a time deposit as collateral on the loan by the third party. These funds are recorded as restricted time deposit on the Company's records.

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

Aircraft Purchase   During June of 2004, the Company entered into negotiations for the purchase of two SAAB 340A aircraft. A deposit for $100,000 was provided pending completion of the agreement. Since the transaction was not completed, the deposit may be forfeited, thereby was written off.

Aircraft Dispositions   In July 2005, the Company disposed of two aircraft,
one of which was the aircraft leased to Alpine Air Chile, which at this time is no longer operable. The Chile aircraft write down resulted in the loss on disposition of $352,177 in the current period. The other aircraft was beyond economic repair and has been salvaged as parts, with the remaining value being added to parts inventory.


NOTE 7   AIRCRAFT ON OPERATING LEASE

With the purchase of the aircraft from the entity related to an officer and majority shareholder of the Company, the Company assumed the underlying operating leases. During the year ended October 31, 2004, the Company leased five of these aircraft to Sundance Air, Inc. At October 31, 2004 the Company was still leasing two of the aircraft to Sundance Air, Inc (a Colorado corporation doing business in Puerto Rico and Colorado). Sundance Air, Inc. is owned 30% by a shareholder/officer of the Company. The leases call for monthly payments of $20,800 plus engine reserves of $150 per flight hour through November 12, 2007. The leases further grant Sundance Air, Inc. the option to purchase the aircraft for $5,725,000 less 10% of the timely paid lease payment and 25% of all timely paid net engine reserve payments. The option continues during the term of the lease as long as Sundance Air, Inc. is in full compliance with the lease terms. Sundance Air, Inc. has been responsible for the routine maintenance and for providing insurance on the aircraft while the Company is responsible for engine overhauls and major component replacements. During the year ended October 31, 2004, Sundance Air, Inc. was leasing an additional aircraft on similar terms as their other leases. The lease called for monthly payments of $12,500 plus engine reserves of $75 per flight hour. At October 31, 2004, this aircraft had been returned to the Company.

In April 2004, Sundance returned one aircraft to the Company. Since then, the Company had been seeking an arbitration ruling in order to repossess the remaining five leased aircraft. As of October 31, 2004 Sundance Air, Inc. had returned three additional aircraft to the Company. The Company recovered the remaining two aircraft in November 2004. At October 31, 2005, the Company is due approximately $1,037,321 in past due lease payments and holds lease deposits of $95,700.

Property on operating lease to Sundance Air, Inc. consists of the following at October 31, 2005 and 2004:

                                                     2005        2004
                                                ___________  __________
        Aircraft                                $          -  $1,142,127
        Less accumulated depreciation                      -     (95,177)
                                                ___________  __________
                                                $          -  $1,046,949
                                                ___________  __________

Depreciation expense for the aircraft on operating lease as of the period ended October 31, 2005 and 2004 was $0 and $317,905, respectively.


NOTE 8 - OPERATING LEASES

On March 20, 2001, the Company entered into a 30-year lease agreement with two five-year extension options for real property at the Provo, Utah Airport. The Company also leases a hanger in Billings, Montana at the Logan International Airport.The lease is for a term of five years ending October 31, 2007. These operating lease agreements contain scheduled rent escalation clauses based on changes in the consumer price index that are being amortized over the term of the lease using the straight-line method.


Future minimum lease payments for the years ending October 31, are as follows:

            2006                           $         27,683
            2007                                     27,683
            2008                                     10,001
            2009                                     10,001
            2010                                     10,001
            Thereafter                              204,182
                                                 __________
                                           $        289,551


Total Rental Expense for the year ending October 31, 2005 was $139,008.


              ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - OPERATING LEASES [CONTINUED]

In addition to the operating leases reported above, the Company has two revocable permits (month-to-month leases) for $2,683 per month with the State of Hawaii, Department of Transportation to use hangar and office space for its air cargo operations. The permits are renewed on an annual basis.

Aircraft - In April and June, 2004, the Company entered into two sale/leaseback agreements (See Note 6). The Company has agreed to lease two aircraft for $11,000 per month for sixty months with an engine reserve of $75 per flight hour.

Future minimum lease payments are as follows for the periods ending July 31:

            2006                                    264,000
            2007                                    264,000
            2008                                    264,000
            2009                                     33,000
                                           ___________
                                           $        825,000
                                           ___________

Total Lease expense for the year ending October 31, 2005 was $355,373.


NOTE 9 - RELATED PARTY TRANSACTIONS

Leased Aircraft - During the year ended October 31, 2005 and 2004, the Company leased aircraft from CLB Corporation (CLB) and Mallette Family, LLC, entities related to an officer and majority shareholder of the Company. The lease payments varied depending on the type of aircraft and were due on a month-to-month basis. The Company owed lease payments of $0 and $0 to these related parties at October 31, 2005 and 2004, respectively. Total lease expenses to related parties are as follows for the years ended October 31:

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

                                                   _________    _________

The Company performed maintenance and certain qualified repairs on these leased aircraft per the terms of the lease agreements. The Company charged CLB and Mallette Family, LLC cost plus ten percent markup on all parts and a fixed rate of $55 per hour for labor. Total related party sales and cost of sales related to aircraft maintenance are as follows for the year ended October 31:
                                                     2005      2004
                                                  _________   _________
   Total related party sales                      $     -     $ 118,129
   Total related party cost of sales                    -      (104,039)
                                                   ________   _________
   Gross margin on related party
     transactions                                 $     -     $  14,090

                                                   ________   _________

At October 31, 2005 and 2004, the Company had a receivable of $0 and $0, respectively, related to these repairs, reported under accounts receivable-related parties on the balance sheet.

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - RELATED PARTY TRANSACTIONS [CONTINUED]

Related Party Aircraft Leasing - Until November 2004, the Company leased aircraft to Sundance Air, Inc. which s 30% owned by an Officer and majority shareholder of the company. At October 31, 2005, the Company had a receivable of $1,037,321 and carried lease deposits of $95,700. During the year ended October 31, 2005, the Company recorded leasing revenues to Sundance in the amount of $47,258.

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

Related Party Charter Flights and Aircraft Leasing The Company previously leased aircraft to Sundance Air, Inc. which is 30% owned by an Officer and majority shareholder of the company. At October 31, 2004, the Company had a receivable of $987,235 and carried lease deposits of $95,700. During the year ended October 31, 2004 the Company, recorded leasing revenues of $1,849,082 and charter service revenues of $209,454. The Company further recorded payments of $102,150 which the Mallette Family, LLC collected from Sundance Air, Inc. on behalf of the Company during this period. These amounts were offset against the outstanding related party note payable.

Notes Payable - Related Party - In connection with the purchase of aircraft the Company issued a note to an entity related to an officer and majority shareholder of the Company in the amount of $1,476,381. The note payable dated July 31, 2003, bears an interest rate of 6.5% and called for payments of $33,624 due for 14 monthly installments with the balance due November 1, 2004. Through October 31, 2003, Mallette Family, LLC collected $282,456 from Sundance Air, Inc. on behalf of the Company and recorded principle and interest payments of $259,197 and $23,259, respectively, against the note. Mallette Family LLC further made note payments of $43,312, net of interest of $754, on behalf of the Company during the period ended October 31, 2003. During the year ended October 31, 2004, Mallette Family, LLC. collected $102,150 from Sundance Air, Inc. on behalf of the Company and recorded principle and interest payments of $97,962 and $4,188, respectively. The entity related to an officer and majority shareholder of the Company previously agreed to forestay future payment until required by the note's balloon payment which was due November 1, 2004 but has subsequently agreed to defer all payments of principal, interest and balloon payments until November 1, 2006. During the year ended October 31, 2005, $250,000 was paid to reduce the principal balance of the note.

In connection with the purchase of aircraft from an entity related to an officer and majority shareholder of the Company, the Company has entered into a Note Payable in the amount of $86,019. This note bears interest at 6.5%. The note holder has agreed to defer all payments of principal and interest until November 1, 2006.

During May 2004, lease payments due to an entity related to an officer and majority shareholder of the Company in the amount of $667,115 were converted into a demand note payable with interest to accrue at six and one-half (6.50%) percent on the principal balance. At July 31, 2005, the unpaid balance was $476,611. No principal or interest payments are required to be paid until November 1, 2006. On October 19, 2005 the company entered into a note payable with a shareholder/officer of the Company in the amount of $300,000 due January 31, 2006. This note provided additional working capital for the Company.

The following is a summary of notes payable to related parties at July 31, 2005:

     Notes payable   related party                          $  1,775,668
                                                              __________
                            Less current portion                 300,000
                                                              __________
                            Long-term portion               $   1,475,668

                                                                __________

              ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10   LONG TERM DEBT

Notes payable arose from the purchase of aircraft during July and December 2003 [See Note 6] and consisted of the following at:





                                                           October 31,
                                                              2005
                                                           __________

Note payable, assumed at July 31, 2003 with a balance of
     $1,136,160, due March 28, 2007. Interest rate of
     Lender Prime + 1% or 8.75% at October 31,2005.
     Secured by 1984 Beech 1900 C, Reg #N-194GA.
     Personally guaranteed by an officer/shareholder.      $  603,295

Note payable, $2,750,000, assumed at July 31, 2003 with
     a balance due of $2,085,407, due December 28, 2008.
     Interest rate at Lender's prime rate or 6.75% at
     October 31, 2005. Secured by 1900C, Reg # N-198GA
     and N-172GA. Personally guaranteed by an
     officer/shareholder.                                    1,512,482

Note payable, assumed at July 31, 2003 with a balance
     of $3,850,000, due September 29, 2007. Interest
     rate of Lender Prime or 6.75% at October 31, 2005.
     secured by 1900C, Reg # N-154GA, N-1195GA, and 153GA.
     Personally guaranteed by an officer/shareholder.        2,756,250

Note payable, issued April 12, 2004 for $598,713 due
     April 11, 2009.  Interest rate of Lender Prime +
     1% or 8.75% at October 31, 2005. Secured by 2
     Beech 99's, Reg # N-955AA and N-99GH.  Personally
     guaranteed by an officer/shareholder.                     450,461

Note payable, issued July 20, 2004 for $1,005,000 due
     August 5, 2009. Interest rate of Lender Prime + 1%
     or 8.75% at October 31, 2005.  Secured by 2 Beech
     1900C's, Reg # N-410UB and N-17ZV.
     Personally guaranteed by an officer/shareholder.          829,973

Note payable, April 2005 5-year note for $649,554 due
     May 2010.  Interest rate of Lender Prime + 1% or
     8.75% at October 31, 2005.  Secured by aircraft.
     Personally Guaranteed by an officer/shareholder.          622,773
                                                                ________
                                                             6,775,235
                            Less current portion            (1,496,791)
                                                              __________
                            Long-term portion         $      5,278,444
                                                              __________

The estimated aggregate maturities required on long-term debt for each of the individual years at October 31, 2005 are as follows:

                   2006                    $        1,496,791
                   2007                             1,496,271
                   2008                             1,249,897
                   2009                             1,268,978
                   2010                               994,586
                   2011                               268,712
                                           ___________
                                           $        6,775,235
                                                  ___________

              ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - RECEIVABLE FROM MINORITY INTEREST

In May 2002, the Company completed expansion of cargo air carrier operations and established an eighty-five-percent owned foreign subsidiary, Alpine Air Chile S.A. (Chile), headquartered in Santiago, Chile. There were no revenues for the fiscal year 2002, as actual flight operations of Chile did not commence until after October 31, 2002. The net loss for Alpine Air Chile, S.A. for the periods ended October 31, 2005 and 2004 applicable to the 15% non-controlling interest were not allocated to the non-controlling interests as there is no obligation of the non-controlling interests to share in such losses.

NOTE 12   STOCKHOLDERS EQUITY

Common Stock - The Company is authorized to issue 100,000,000 shares of $.001 par value common stock. As of October 31, 2005 and 2004, 33,366,000 shares are issued or outstanding.

In May 2004, the Company issued 300,000 shares of common stock for consulting services to a third party. The shares were issued at $0.193 per share.

In February 2004, the Company issued 66,000 shares of common stock to settle accounts payable of $42,977.

Stock Split   During January 2006, the Company effected a 3-for-1 forward stock split. The financial statements , for all periods presented, have been restated to reflect the stock split.

Preferred Stock - The Company is authorized to issue 1,000,000 shares of $.001 par value preferred stock with such rights and preferences and in such series as determined by the Board of Directors at the time of issuance. No shares are issued or outstanding as of October 31, 2005 and 2004 respectively.

Preferred Stock Subsidiary - The Company's subsidiary Alpine Aviation, Inc. is authorized to issue 1,000,000 shares of preferred stock with a stated value of $9.104. At October 31, 2005, 1,000,000 shares are issued and outstanding. The preferred stock provides for monthly dividends at an annual rate of 6.5%, and is not convertible. The Company can redeem the subsidiary's preferred stock any time and the entity related to an officer and majority shareholder of the Company can call for redemption of the subsidiary's preferred stock any time after December 31, 2008. The Company has entered into an agreement with the holder of the preferred stock to postpone payment of the dividends on the stock until November 1, 2006. However, the dividends will continue to accrue and are presented as a long-term liability on the balance sheet.

Stock Option Plan - In August 2001, the stockholders approved the adoption of an equity incentive plan. The plan allows the Company to issue incentive stock options (ISO's), non-statutory stock options and restricted shares to employees, directors, and consultants of the Company. Annually, commencing January 2002, the aggregate number of shares of the Company's common stock available for award under the plan shall increase by the lesser of 250,000 or seven percent of the outstanding stock less the number of shares previously authorized for the plan, respectively. As of October 31, 2005 and 2004 a total of 770,000 shares of the Company's common stock have been reserved for issuance under the plan, respectively. At October 31, 2005, 588,702 options are available for issuance under the plan, respectively. After August 18, 2011, the plan terminates and no further options may be granted.
The exercise price of options granted under the terms of the plan must not be less than 100% of the fair market value of the shares as of the date of grant. Additionally, no individual may be granted more than 100,000 options in any given year. All options issued under the plan are exercisable for ten years and vest after two years. The Company has not received and does not intend to request a determination from the Internal Revenue Service that the options issued under the plan will qualify under the Code for treatment as qualified incentive stock options.

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

The fair value of these options was estimated at the date of grant using the Black-scholes option-pricing model with the following weighted-average assumptions, risk-free interest rate of four percent for the year ended October 31, 2002; weighted average expected life is seven years for the outstanding options. It is assumed that no dividends will be paid during the periods of calculation. At October 31, 2002, volatility is calculated to be seventy-one, resulting in a respective weighted-average fair value per option of $1.97. Option pricing models require the best-input assumptions available were used to value the options and management believes the resulting option values are reasonable.

A summary of the status of the options outstanding under the Company's stock option plans at October 31, 2005, is presented below:
                               October 31, 2004       October 31, 2003
                                    Weighted Average         Weighted Average
                            Shares   Exercise Price   Shares   Exercise Price
                            ______  ________________  ______ ________________
Outstanding at beginning of

                            ________  _______   _________      ___________
Outstanding at beginning of
period                       548,295   $2.53     548,295           $2.53
Granted                            -       -           -               -
Exercised                          -       -           -
Forfeited                     (3,801)      -           -               -
Expired                            -       -           -               -
                            ________  _______     ________    ____________

Outstanding at end of Period 544,494   $2.53     548,295             $2.53

                             _______   _______   ________    _____________

Weighted average fair value
 of options granted
 during the year                  -       -           -                 -
                             ________ ________    ________      ____________

A summary of the status of the options outstanding under the Company's stock option plans and employment agreements at October 31, 2005 is presented below:


                   Options Outstanding              Options Exercisable
                             Weighted-
                             Average       Weighted-                Weighted-
Range of     Number         Remaining       Average       Number     Average
Exercise    of Shares      Contractual     Exercise     of Shares    Exercise
 Prices    Outstanding     Life (years)      Price     Exercisable    Price

 $2.50-$2.75  544,494     3.75 years      $2.53        544,494        $2.53


Proposed Stock Option Grant   During 2005, the Company offered certain
employees the option of receiving a grant of stock options or an increase in their salaries or wages to compensate those employees who took a 10% reduction in pay in 2003 and who continued to be employees at the time of the offer. During the period ending January 31, 2005, the Company's offers were accepted by the employees. The expenses related to this settlement are recorded as compensation expense on the Company's financial statements. No options were issued.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - INCOME (LOSS) PER COMMON SHARE

The following data show the amounts used in computing net income (loss) per common share, for the year ended October 31:

                                                  2005            2004
                                              ___________      ___________
   Net income (loss) available to
     common shareholders                      $(2,748,447)     $(2,526,183)
                                              ___________      ___________
   Common shares outstanding during the
   entire period                               33,366,000       33,000,000

   Weighted average common shares issued
   during the period                                     -          193,425

                                              ___________      ___________
   Weighted average number of common shares
   used in basic EPS                           33,366,000       33,000,000

   Dilutive effect of stock options                     -                -
                                              ___________      ___________

    Weighted average number of common shares
    and dilutive potential common stock used
    in diluted EPS                             33,366,000       33,193,425
                                              ___________      ___________

For the respective years ended October 31, 2005 and 2004, 544,494 and 548,295 outstanding options were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive. During December 2003 the Company issued 1,000,000 series A, 6.5% preferred shares of the Company's subsidiary Alpine Aviation, Inc. with a stated value of $9.104 per share, for the purchase of aircraft. These preferred shares have no voting rights and are not convertible into common stock and thus are not included in the calculations of earnings per share.


NOTE 14 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes [SFAS No. 109]. SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At October 31, 2005 and October 31, 2004, respectively, the total of all deferred tax assets was approximately $4,669,000 and $2,544,000 and the total of the deferred tax liabilities was approximately $1,595,000 and $251,000. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined.

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - INCOME TAXES [CONTINUED]

The components of income tax expense (benefit) from continuing operations for the year ended October 31,:
                                                       2005            2004
                                                    ___________  ___________
      Current income tax expense (benefit):
        Federal                                     $      - $  (103,297)
        State                                              -           -
                                                    ___________  ___________
           Current tax expense (benefit)            $      - $  (103,297)
                                                    ___________  ___________
      Deferred tax expense (benefit) arising from:
        Excess of tax over financial accounting
        depreciation                                $ 1,344,414  $ 1,728,229
        Deferred gain                                    68,327     (301,749)
        Allowance for bad debt                          (19,012)    (428,390)
        Reserve for accrued vacation                    (12,452)      (4,961)
        Accrued interest                                (48,574)     (33,651)
        Alternative minimum tax credit                         -      19,379
        Foreign net operating loss carryforward           8,539      (29,509)
        Net operating loss carryover                 (2,206,387)  (1,345,901)
        Valuation allowance                             (81,582)     (32,463)
        Capital loss carryover                           73,043       61,971
                                                    ___________  ___________
     Net deferred tax expense (benefit)             $  (873,684) $  (367,045)
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

A reconciliation of income tax expense from continuing operations at the federal statutory rate to income tax expense at the company's effective rate is as follows as of October 31:
                                                              2005
                                                          ___________

    Computed tax at the expected statutory rate              34.47%
    State and local income taxes, net of federal benefit      4.06%
    Change in valuation allowance                             3.53%
    Expired capital loss carryover                           (3.66)%
    Other Items                                               (.61)%
                                                           ___________
         Income tax expense                                  37.79%
                                                           ___________

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - INCOME TAXES [CONTINUED]

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset (liability) for the year ended October 31, 2005 and at October 31, 2004:

                                              October 31, October 31,
                                              2005           2004
                                             ___________  __________
   Allowance for bad debt                     $  466,382  $  447,370
   Unrealized gain on marketable securities            -      11,094
   Reserve for accrued vacation                   43,408      30,956
   Accrued interest                               80,226      33,652
                                             ___________  __________
             Net current tax assets          $   590,016  $  523,072
                                             ___________  __________
   Capital Loss carryforward                 $    11,608  $   84,651
   Foreign net operating loss carryforward       198,127     206,666
   Net operation loss carryforward             3,598,568   1,392,181
   Valuation allowance                          (209,735)   (291,316)
   Alternative minimum tax credits                35,462      35,462
   Excess of tax over book accounting
     depreciation                             (1,594,949)   (250,535)
   Deferred sales                                235,422     301,749
                                             ___________  __________
             Net deferred tax (liability)    $ 2,274,503  $1,478,858
                                             ___________  __________

As of October 31, 2005 Alpine Air Chile has foreign net operating loss carryforwards of approximately $1,321,000. The Company also has capital loss carryforwards of approximately $31,000 that expire in 2010 and a net operation loss carryforward of approximately $9,480,000 that expires in 2025. A valuation allowance in the amount of approximately $210,000 was recorded at October 31, 2005, due to uncertainty of whether the company is more than likely not to generate sufficient capital gains and foreign income to utilize the benefit of these loss carryforwards before their expiration. The change in the valuation allowance for the year ended October 31, 2005 and 2004 was approximately $(81,000) and $32,000, respectively.

..

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


Financial information summarized by geographic segment for the year ended October 31, 2005 is listed below:

                                      Income (loss)     Long-
                                      before income     lived        Total
                           Revenues       taxes         assets      assets
                        ___________   ___________   ___________  ___________
  United States         $22,629,890   $(2,369,056)  $16,848,736  $24,543,565
  Chile                           -        56,924             -            -
                        ___________   ___________   ___________  ___________
  Reportable
  segments total        $22,629,890   $(2,312,132)  $16,848,736  $24,543,565
                        ___________   ___________   ___________  ___________

Operations in Chile were discontinued during 2005 and the gain reported as segment income comes from the single line item for Discontinued Operations.

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
                        ___________   ___________   ___________  ___________

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16   CONCENTRATIONS

U.S. Postal Service Contracts - The Company receives the majority of its revenues from contracts with the U.S. Postal Service (USPS). For the year ended October 31, 2005 and 2004, the revenues from contracts with the USPS represented 97% and 81% of total revenues, respectively. At October 31, 2005 and 2004 respectively, accounts receivable from the USPS totaled $2,253,386 and $1,046,321, or 60% and 43%, respectively. The contracts currently in effect with USPS will expire between August and November 2006 for mainland US operations and as early as January 27, 2006 for Hawaii for certain routes and the remainder will be under new contracts for an additional 3 years. The loss of this customer would have a material negative effect on the operations of the Company.

Notification to Terminate Hawaii Contract On January 31, 2005, the Company notified the USPS of its intention to discontinue or terminate its service to the Hawaiian Islands under the terms of the current AMOT contract. The contract obligation to provide service for 2 routes will cease on January 27, 2006. The Company has been awarded, under a Joint Operating Agreement, 3 of the new Intra-Hawaiian Islands contracts, which will remain in effect until May 31, 2008.

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17   COMMITMENTS AND CONTINGENCIES

SCS Contract - On October 27, 2005, the company entered into an agreement with SCS, Inc. to provide certain consulting services over the period of two years in return for 2,845,464 shares of restricted common stock.

Alpine Air Chile   As of October 31, 2005, the Company had discontinued
operations in Chile. The Company is reasonably assured that there are no outstanding liabilities or contingencies related the its previous operations there. However, there remains a remote possibility that a future claim may exist for which the company is not aware.

Legal Action Under Arbitration   The Company has been pursuing legal action
under arbitration to recover aircraft under lease to a third party and the related unpaid lease payments. Three of five aircraft were recovered by October 31, 2004. The two remaining aircraft were recovered in November 2004. The Company has received a judgment dated February 17, 2005 against the third party in the amount of $1,037,320.82 and is pursuing collection of the judgment. At October 31, 2005, the Company has recorded a bad debt allowance of $941,621 to offset the receivable balance related to these aircraft, leaving the deposit of $95,699.82 on the Balance Sheet. The company does not anticipate any additional funds to be collected and the bad debt has been accrued for.

Aircraft Accident - On August 17, 2004, one of the Company's Beech 99 aircraft, along with two individuals including the pilot, were lost in an aircraft accident near Great Falls, Montana. Investigations into the cause of the accident were conducted by the Company and regulatory agencies. The results of investigations have not been concluded and there are no claims or assessments currently filed against the Company. All claims have been settled without any exposure to the Company in excess of insurance limits.

Aircraft Incident - In October 2004, a Company aircraft clipped the roof of a building near an airport. The claims related to this incident were processed and settled through the insurance carrier without any exposure to the Company in excess of insurance limits.
Aircraft Incident - In October 2004, a Company aircraft was damaged when it landed at an airport. There have been no lawsuits to-date and none are expected. The Company does not expect any financial exposure in excess of insurance coverage.

Breach of Contract   The Company had entered into a contract with a vendor to
provide certain services to the Company. The vendor has been notified that they have breached the terms of the contract with the Company. The Company has resolved all claims by the vendor of amounts due under the contract and has returned all equipment to the vendor that were required under the contract.

Lawsuit - The Company has been named in a lawsuit by a former employee for claims of approximately $50,000 related to wrongful termination. The Company has made an offer to settle which was turned down. The plaintiff is not actively pursuing prosecution and the Company believes the case may be dismissed for lack of prosecution.

FAA Matters - Several allegations and proposals have been put forth by the FAA and are currently being reviewed by the Company. None of these assertions have resulted in any enforcement action against the Company, nor does the Company expect any actions as a result of their allegations. Management believes that the ultimate resolution of these matters will not have a material impact on the financial condition of the Company.

The Company operates its aircraft under a certificate which allows it to accumulate time between overhauls (TBO) in excess of manufacturer's recommendations. The Company regularly inspects its engines. A majority of the engines used by the Company have accumulated TBO in excess of manufacturer's recommendations.

An engine overhaul can involve only one section of an engine or may involve multiple sections as well as replacing certain life limited parts within the engine. The typical cost of overhauling just one section versus the entire engine ranges from approximately $25,000 to $160,000. The Company has not made any accruals for the anticipated costs of future engine overhauls.


NOTE 18   GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company experienced a significant loss from operations during the years ended October 31, 2005 and 2004, which resulted in part from a receivable related to the leasing of aircraft that became uncollectible, the operations of Alpine Air, Chile, and the decreased volume in the USPS contracts, both in Hawaii and on the mainland US. The Company also has current liabilities in excess of current assets. While these losses and working capital deficiency raise concern about the ability of the Company to continue as a going concern, management has developed and implemented plans to alleviate losses and the working capital deficiency. These plans include obtaining new USPS contracts in Hawaii (effective December 5, 2005 and January 28, 2006) the redeployment of aircraft to reduce the Company's costs of chartering aircraft, the discontinuation of the operations of Alpine Air Chile, significantly reducing administrative costs, and the postponement of payments on the related party notes payable and the dividends on preferred stock.

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19   DISCONTINUED OPERATIONS

As of October 2005, the Company has terminated all business operations in Chile. The financial activity for the current year is reflected as a single
line item under Discontinued Operations. See Note 15   Segment Information



NOTE 20   SUBSEQUENT EVENTS

Proposed Stock Sale/Change in Control   The Company had previously reported a
possible change in control between Stone Tree Group, LLLP ("StoneTree"), a Delaware corporation which owns the controlling block of shares in the Company, and Universal Express, Inc., a Nevada corporation ("Universal Express"). The rights of Universla Express were later assigned to Capitalliance Financial Services, LLC ("Capitalliance"). However, to the Company's knowledge, no definitive agreement was reached between Capitalliance and StoneTree and the transaction has terminated by its own terms.

USPS Contracts - The Company has been solicited by the USPS to provide new bids along with other potential vendors for the AMOT Contract and the Company has submitted those bids. The contract obligation to provide service for 2 routes will cease on January 27, 2006. The Company has been awarded, under a Joint Operating Agreement, 3 of the new Intra-Hawaiian Islands contracts to begin on January 28, 2006.


SCS Agreement   On October 27, 2005, the company entered into an agreement with SCS, Inc. to provide certain consulting services over the period of two years in return for 2,845,464 shares of restricted common stock.

Stock Issuances - During November 2005, 60,000 shares of restricted common stock were issued to an employee for compensation. During December 2005, 2,845,464 shares of restricted common stock were issued pursuant to a consulting agreement with SCS, Inc. (See above)

Stock Split   Subsequent to the fiscal year end, the Company effected a 3-for-
1 stock split. The financial statements have been restated, for all periods presented, to reflect the stock split (see Note 12).

PART III
Item 8(a).  Controls and Procedures.
------------------------------------

     As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Name                     Age         Position            Held Position Since
----                      --         --------            -------------------
Eugene R. Mallette        56         CEO                        1986
Don T. Squire Jr.         46         Chief Financial Officer    2005
Max A. Hansen             56         Secretary/Treasurer
                                     and Director               1986
Joseph O. Etchart         57         Chairman                   2005
Kenneth D. Holliday       60         Director                   2002


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

     Don T. Squire Jr., was named Chief Financial Officer in September 2005 after serving as Director of Accounting since June 2005. Mr. Squire is a licensed CPA and has served as a consultant and in finance and accounting leadership capacities in private industry for the past 16 years. His most recent consulting assignment prior to coming to Alpine involved the restructuring of Sheaffer Pen (a BIC, Inc. subsidiary). He has served as a Controller and Finance Manager for Rehab Designs of America, Oriflame USA, Priority Dispatch Corp. (formerly Medical Priority Consultants), Infinity Nutritionals, and other organizations. He has served as an adult leader in the Boy Scouts of America for over 10 years, including time as a District Chairman.

     Max Hansen has been a director since 1986. He has been practicing law since 1976 and has owned his own firm, Max A. Hansen & Associates, P.C. since 1980. Mr. Hansen provides legal services to Alpine Air. From 1988 to 1989, he was President of the Montana Bar Association and is currently a member of the American Bar Association House of Delegates. Mr. Hansen has received distinguished service awards from the Montana State Bar Association and the Montana Supreme Court. He received a JD degree from the University of San Diego in 1976, where he was a member of the law review. He received a BA in Political Science from Carroll College in 1971.

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

                   ITEM 10.  EXECUTIVE COMPENSATION

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of Alpine Air's last three completed fiscal years to Alpine Air or its principal subsidiaries Chief Executive Officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at October 31, 2005, the end of Alpine Air's last completed fiscal year). Unless indicated otherwise, all share figures in this Item 10 retroactively reflect the three-for-one split of our issued and outstanding common stock in January, 2006.

                           Summary Compensation Table

                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and        Year or               Other  Rest- Under- LTIP  Other
Principal       Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position        Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
----------------------------------------------------------------------

Eugene Mallette 10/31/05  32,945     0     0     0     0      0     0
CEO             10/31/04  48,107     0     0     0     0      0     0
CEO             10/31/03 104,371     0   7429    0     0      0     0
Bill Distefano  10/31/05  77,240     0     0     0     0      0     0
                10/31/04  54,385     0     0     0     0      0     0
Frmr President  10/31/03 154,360     0   7998    0     0      0     0


     (1)  Mr. Distefano resigned as President effective as of February 2,
          2003.

     (2) Mr. Mallette received options to purchase 164,970 shares of common stock during fiscal 2001, at exercise prices ranging from $2.50 to $2.75 per share. Of this amount, 124,971 options vest over two years and 39,999 vest over three years. In addition, Mr. Mallette received options to purchase 1,281 shares for his services as a director. These options are exercisable at a price of $2.50 per share and vest over two years. See "Compensation of Directors."

     (3) Mr. Distefano received options to purchase 233,766 shares at an exercise price of $2.50 per share. Of this amount, 193,767 vest over two years and 39,999 vest over three years. Mr. Distefano also received options to purchase 1,281 shares for his services as a director. These options are exercisable at a price of $2.50 per share and vest over two years. See "Compensation of Directors."

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

     Options/SAR Grants.
     -------------------

     We did not grant any options or SARs to any executive officer during the fiscal year ended October 31, 2005.

     Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value
Table.
------

     No stock options or SARs were exercised during the fiscal year ended October 31, 2005.

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

     In August 2001, Alpine Air issued options to acquire 547,185 shares of its common stock at an exercise price of $2.50 per share and an option to purchase 79,998 shares at an exercise price of $2.75 per share. In 2002, Alpine Air issued options to acquire 2,562 shares of its common stock at an exercise price of $2.50 per share. All options were issued under the plan.
In addition, a total of 82,251 options have been forfeited through October 31, 2005.

     We did not issue any options under the plan in the fiscal year ended October 31, 2005.

     During the year ended October 31, 2005, we offered certain employees the option of receiving a grant of stock options or an increase in their salaries or wages to compensate those employees who took a 10% reduction in pay in 2003 and who continued to be employees at the time of the offer. None of the employees took options.

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information relating to the beneficial ownership of Alpine Air's common stock as of January 26, 2005 by each person known by Alpine Air to be the beneficial owner of more than 5% of the outstanding shares of common stock and each of Alpine Air's directors and executive officers.

Name and Address of
Principal Stockholders:        Common Stock         Percentage
----------------------------   ------------       ---------------
IFW St. Croix Group, LLLP       27,714,465(1)               83.1%
P. O. Box 3032
Kingshill, Virgin Islands 00851

Officers and Directors:
----------------------------
Eugene R. Mallette, CEO             15,000(2)             Less than 1%
 and Director

Don T. Squire Jr. CFO               60,000(3)             Less than 1%

Max Hansen, Secretary,               3,000                Less than 1%
 Director

Joseph O. Etchart, Director         18,945                Less than 1%

Kenneth D. Holliday, Director          -0-                 -0-

                                ----------                ------------
All officers and directors
 as a group (5 persons)             96,945                Less than 1%
                                ==========                ============

     (1) IFW St. Croix Group, LLLP changed its name to StoneTree Group, LLLP in 2004.

     (2) These shares are in the name of Mary Lou Mallette, Mr. Mallette's wife.

     (3) These shares were issued 11/22/2005 and are restricted.

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

Securities Authorized for Issuance under Equity Compensation Plans.
-------------------------------------------------------------------

                    Equity Compensation Plan Information
                    ------------------------------------

            Number of                                  Number of securities
            securities                                 remaining available
            to be issued                               for future issuance
            upon exercise       Weighted-average       under equity
            of outstanding      exercise price of      compensation plans
Plan        options, warrants   outstanding options,   excluding securities
category    and rights          warrants and rights    reflected in column (a)
--------    ----------          -------------------    -----------------------
               (a)                      (b)                      (c)

Equity      548,295                 $2.53                      548,295
compen-
sation
plans
approved
by
security
holders

Equity
compen-
sation
plans not    -0-                   -0-                          -0-
approved
by
security
holders

Total       548,295                 $2.53                      548,295

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

     The Company leases aircraft to Sundance Air, Inc. which is 30% owned by an Officer and majority shareholder of the company. At October 31, 2005, the Company had a receivable of $987,235 and carried lease deposits of $95,700. During the year ended October 31, 2004 the Company, recorded leasing revenues of $1,849,082 and charter service revenues of $209,454. The Company further recorded payments of $102,150 which the Mallette Family, LLC collected from Sundance Air, Inc. on behalf of the Company during this period. These amounts were offset against the outstanding related party note payable.

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

     Current Report on Form 8-K dated December 15, 2003, as amended, filed December 31, 2003 and August 6, 2004.

     Current Report on Form 8-K dated April 7, 2004, filed April 13, 2004.

     Current Report on Form 8-K dated April 27, 2004, filed April 27, 2004.

     Current Report on Form 8-K dated October 8, 2004, filed October 15, 2004.

     Current Report on Form 8-K dated February 2, 2005, filed February 2,
2005.

     Current Report on Form 8-K dated April 15, 2005, filed April 15, 2005.

     Current Report on Form 8-K dated June 28, 2005, as amended, filed on June 29, 2005 and July 7, 2005.

     (b) Exhibits.

23    Consent of independent registered public accounting firm
31.1  302 Certification of Eugene Mallette
31.2  302 Certification of Don T. Squire Jr.
32    906 Certification

Item 14.  Principal Accountant Fees and Services.


     The following is a summary of the fees billed to Alpine Air by its principal accountants during the fiscal years ended October 31, 2005, and October 31, 2004:


     Fee category                      2005           2004
     ------------                      ----           ----

     Audit fees                        $82,541       $112,550

     Audit-related fees                -0-            -0-

     Tax fees                          -0-            -0-

     All other fees                    -0-            -0-

     Total fees                        $82,541       $112,000

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


Date: 1/30/2006                  By: /s/Eugene Mallette
      ---------                      -----------------------
                                     Eugene Mallette, Chief Executive Officer
                                     and Director


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: 1/30/2006                     /s/Eugene Mallette
      ---------                     -----------------------
                                    Eugene Mallette, Chief Executive Officer
                                    and Director


Date: 1/30/2006                     /s/Don T. Squire Jr.
      ---------                     -----------------------
                                    Don T. Squire Jr., Chief Financial Officer


Date: 1/30/2006                     /s/Max A. Hansen
      ---------                     -----------------------
                                    Max A. Hansen, Secretary/Treasurer and
                                    Director


Date: 1/30/2006                     /s/Joseph O. Etchart
      ---------                     -----------------------
                                    Joseph O. Etchart, Chairman


Date: 1/30/2006                     /s/Kenneth D. Holliday
      ---------                     ------------------------
                                    Kenneth D. Holliday, Director