Form 10QSB
period 2006-01-31
ALPINE AIR EXPRESS INC/DE
filed 2006-03-17
CIK 1092807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                                FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended January 31, 2006

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

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                              Not applicable.

                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: January 31, 2006 - 36,271,467 shares of common stock; and 1,000,000 shares of preferred stock.

Transitional Small Business Disclosure Format (Check one):  Yes [X] No [ ]

                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

     The condensed consolidated financial statements of Alpine Air Express, Inc., a Delaware corporation (our "Company," "Alpine Air," and "we," "our," "us" or words of similar import), and its subsidiaries Alpine Aviation, Inc., a Utah corporation, and Alpine Air Chile S.A., that are required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with related notes. In the opinion of management, the financial statements present fairly the consolidated financial condition, results of operations and cash flows of Alpine Air for the periods presented.


            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       JANUARY 31, 2006

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             CONTENTS


                                                                         PAGE


             Unaudited Condensed Consolidated Balance Sheets at           F-2
               January 31, 2006

             Unaudited Condensed Consolidated Statements of               F-4
               Operations Three months ended January 31, 2006 and 2005

             Unaudited Condensed Consolidated Statements of               F-6
               Comprehensive Income for the Three months ended
               January 31, 2006 and 2005

             Unaudited Condensed Consolidated Statements of               F-7
               Cash Flows, for the Three months ended January 31, 2006
               and 2005

             Notes to Unaudited Condensed Consolidated Financial  F-9 to F-26
               Statements

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

        UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                             ASSETS

                                                       January 31,
                                                         2006
                                                      ___________
CURRENT ASSETS:
 Cash and cash equivalents                            $   123,700
 Marketable securities                                          -
 Trade accounts receivable, net                         2,650,129
 Trade accounts receivable, net   related entity          109,630
 Inventories                                              793,161
 Prepaid expenses                                         629,450
 Income taxes receivable                                        -
 Deposits                                                  55,000
 Deferred tax asset, current                              747,199
                                                      ___________

     Total Current Assets                               5,108,269

PROPERTY AND EQUIPMENT, net                            16,924,240

OTHER ASSETS                                              160,000

DEFERRED TAX ASSETS, long-term                          1,732,818
                                                      ___________
                                                      $23,925,327
                                                      ___________


                           [Continued]

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

         UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                           [Continued]


               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       January 31,
                                                         2006
                                                      ___________
CURRENT LIABILITIES:
  Trade accounts payable                              $ 2,339,782
  Accounts payable related party                            2,000
  Accrued liabilities                                   1,224,694
  Refundable deposits                                      95,700
  Current portion of notes payable                      1,504,304
  Current portion of notes payable   related party      1,475,668
                                                      ___________
  Total Current Liabilities                             6,642,148

DEFERRED GAIN ON SALE OF ASSETS                           576,501

NOTES PAYABLE, net of current portion                   4,894,536

NOTES PAYABLE   RELATED PARTY, net of current portion           -
DIVIDENDS PAYABLE                                       1,257,490

                                                      ___________
  Total Liabilities                                    13,370,675
                                                      ___________
MINORITY INTEREST                                               -
                                                      ___________
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 1,000,000 shares
   authorized, none issued and outstanding                      -
  Preferred stock of subsidiary, $9.104 stated value,
   1,000,000 shares authorized, 1,000,000 issued and
   outstanding                                          9,104,000
  Discount on preferred stock of subsidiary            (2,064,937)
  Common stock, $.001 par value, 60,000,000 shares
    authorized, 36,271,467 shares issued and
    outstanding, respectively                              36,271
  Additional paid-in capital                            2,198,452
  Accumulated other comprehensive income (loss)                 -
  Retained earnings                                     1,737,326
                                                      ___________
                                                       11,011,112
  Less Stock Subscription Receivable                     (456,460)
                                                      ___________
Total Stockholders' Equity                             10,554,625
                                                      ___________
                                                      $23,925,327
                                                      ___________


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 For the Three Months
                                                        Ended
                                                      January 31,
                                                _____________________
                                                   2006      2005
                                                __________ __________
OPERATING REVENUE:
  Operations                                    $7,956,821 $4,935,082
  Public services                                   16,098    277,494
                                                __________ __________
  Total Operating Revenues                       7,972,919  5,212,576
                                                __________ __________
DIRECT COSTS:
  Operations                                     6,281,414  4,901,824
  Public services                                   29,995     54,845
                                                __________ __________
  Total Direct Costs                             6,311,409  4,956,669
                                                __________ __________
  Gross Profit                                   1,661,510    255,907
                                                __________ __________
OPERATING EXPENSES:
  General and administrative                       515,422    381,480
                                                __________ __________
  Total Operating Expenses                         515,422    381,480
                                                __________ __________
Operating Income (Loss)                          1,146,088   (125,573)
                                                __________ __________
OTHER INCOME (EXPENSE):
  Interest income                                    2,062     14,260
  Interest expense                                (141,637)  (141,412)
  Gain (loss) on disposal of assets                      -          -
  Other income (expense)                                 -         16
  Gain (loss) on foreign currency translation            -        101
                                                __________ __________
  Total Other Income (expense)                    (139,575)   (127,035)
                                                __________ __________
INCOME (LOSS) BEFORE TAXES/MINORITY INTEREST    $1,006,513   (252,608)

  Current income tax expense (benefit)                   -          -
  Deferred income tax expense (benefit)            384,502    (83,765)
                                                __________ __________
INCOME (LOSS) BEFORE MINORITY INTEREST             622,011   (168,843)
Minority interest in net loss of subsidiary
[See Note 13]                                            -          -
                                                __________ __________
NET INCOME (LOSS)                               $  622,011   (168,843)
                                                __________ __________

                           [Continued]

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                           [Continued]

                                                 For the Three Months
                                                        Ended
                                                      January 31,
                                                _____________________
                                                   2006      2005
                                                __________ __________
NET INCOME (LOSS)                               $  622,011 $ (168,843)
                                                __________ __________

DIVIDENDS:
  Dividends declared and amortization of
  preferred stock discount analogous to a
  preferred stock dividend                        (327,500)(1,473,749)
                                                __________ __________
NET (LOSS) AVAILABLE TO COMMON SHAREHOLDERS    $   294,511 (1,642,592)
                                                __________ __________
NET (LOSS) PER COMMON SHARE:
  Basic                                         $      .01 $    (0.05)
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

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
                    COMPREHENSIVE INCOME

                                                 For the Three Months
                                                        Ended
                                                      January 31,
                                                _____________________
                                                   2006      2005
                                                __________ __________
NET INCOME (LOSS)                               $  622,011 $ (168,843)

OTHER COMPREHENSIVE INCOME(LOSS):
  Unrealized loss on available for sale
   securities net of tax effect of $0 and
   $1,182 respectively                                   -      1,932
  Foreign currency translation gain (loss)               -     (6,308)
                                                __________ __________
COMPREHENSIVE INCOME (LOSS)                     $  622,011 $ (173,219)
                                                __________ __________




The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES
     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      For the Three Months
                                                            Ended
                                                          January 31,
                                                     _______________________
                                                         2006          2005
                                                     _______________________
Cash flows from operating activities:
Net income (loss)                                   $   622,011 $   (168,843)
                                                     _______________________
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
  Realized gain on marketable securities                      -            -
  Stock issued for services                              76,208            -
  Deferred tax expense (benefit)                        384,502      (83,765)
  Depreciation and amortization                         372,246      378,244
  Change in allowance for bad debt                     (214,442)     (50,085)
Changes in operating assets and liabilities:
   Trade accounts receivable                             (2,998)    (307,691)
   Trade accounts receivable - related party                  -           -
   Inventories                                           15,792      (37,137)
   Income taxes receivable                              103,297       91,900
   Prepaid expenses                                      35,430     (191,036)
   Trade accounts payable                            (1,003,518)     120,037
   Accounts payable - related party                           -            -
   Accrued expenses                                     407,139      115,410
   Refundable deposits                                        -      (26,075)
   Deferred gain amortization                           (43,682)     (43,682)
   Deferred tax asset                                         -            -
                                                     __________ ____________
   Total adjustments                                    129,974      (33,880)

                                                     __________ ____________
     Net cash provided by (used in) operating
     activities                                         751,985     (202,723)
                                                     __________ ____________
Cash flows from investing activities:
  Proceeds from sale of marketable securities                 -            -
  Purchase of property and equipment                   (447,750)     (17,635)
  Other assets                                            8,153       (1,115)
                                                     __________ ____________
  Net cash provided by (used in) investing activities  (439,597)     (18,750)
                                                     __________ ____________
Cash flows from financing activities:
  Payment on notes payable                             (376,395)    (321,494)
  Payment on notes payable - related party             (300,000)           -
  Increase in bank overdraft                                  -            -
                                                     __________ ____________
  Net cash provided by (used in) financing activities  (676,395)    (321,494)
                                                     __________ ____________
Effect of exchange rate changes                               -       (6,308)
                                                     __________ ____________
Net change in cash and cash equivalents                (364,007)    (549,275)
Beginning cash and cash equivalents                     487,707      806,379
                                                     __________ ____________
Ending cash and cash equivalents                     $  123,700  $   257,104
                                                     __________ ____________

                           [Continued]

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES
     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           [Continued]
                                                      For the Three Months
                                                            Ended
                                                          January 31,
                                                     _______________________
                                                         2006          2005
                                                     _______________________

Supplemental disclosures of cash flow information
Cash paid during the period for:
  Interest                                           $   117,124 $   141,413
  Income taxes                                       $         - $         -

Non-cash investing and financing activities:

For the three months ended January 31, 2006:

     The Company had preferred dividend expense of $327,500 which is comprised of $147,940 in dividends payable and $179,560 of amortized discount on preferred stock analogous to a preferred stock dividend.

     In November 2005 the company issued 60,000 shares of common stock as part of an employment agreement. The stock was valued at $11,000 or approximately $0.1834 per share.

     In December 2005 the Company issued 2,845,467 shares of common stock for services to be rendered over a 2-year period. The stock was valued at $521,668 or approximately $0.1834 per share.

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

Organization and business description - Alpine Aviation, Inc. (Alpine) was incorporated in the state of Utah on October 7, 1975. On June 12, 2000 Alpine entered into a transaction that was accounted for as a reverse merger with Riverside Ventures, Inc., a Delaware corporation incorporated on April 20, 1994. At the time of the transaction, Riverside Ventures, Inc. was inactive. All of the outstanding common stock of Alpine was exchanged for 9,895,000 shares of common stock of Riverside Ventures, Inc. The transaction, accounted for as a reverse acquisition, resulted in a recapitalization of Alpine, inasmuch as it was deemed to be the acquiring entity for accounting purposes. Riverside Ventures, Inc. changed its name to Alpine Air Express, Inc. The Company is an air cargo operator, transporting mail, packages and other time-sensitive cargo between cities in the western portion of the United States. In May of 2002, the Company expanded operations and started Alpine Air Chile S.A. to provide air cargo and passenger transportation to the region of Chile in South America. Operations for Alpine Air Chile S.A. were discontinued in July 2005.

Principles of consolidation   The condensed consolidated financial statements
include the accounts and operations of Alpine Air Express, Inc., its wholly-owned subsidiary Alpine Aviation, Inc. and Alpine Air Chile S.A., which is a 85% percent owned by the Company as of January 31, 2006 and 2005 (together referred to as the Company). Further, the net loss for Alpine Air Chile, S.A. for the periods ended January 31, 2006 and 2005 applicable to the 15% non-controlling interest were not allocated to the non-controlling interests as there is no obligation of the non-controlling interests to share in such losses. All material inter-company transactions and accounts have been eliminated in the consolidation.

Cash and cash equivalents - The Company considers demand deposits at banks and money market funds at other financial institutions with an original maturity of three months or less to be cash equivalents. At January 31, 2006, the Company had cash balances in excess of federally insured limits in the amount of $0.

During January 2006, the Company effected a 3-for-1 forward stock split. The financial statements have been restated for all periods presented, to reflect the stock split.

At January 31, 2006, the Company had two restricted cash time deposits totaling $160,000 held as collateral for debt of a third party and is included in other assets. (See Note 6)

Reclassification   The financial statements for years prior to January 31,
2006 have been reclassified to conform to the headings and classifications used in the January 31, 2006 financial statements.

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", and SFAS No. 123 (revised 2004), "Share-Based Payment", SFAS No. 154, "Accounting
Changes and Error Corrections   a replacement of APB Opinion No. 20 and FASB
Statement No. 3", and SFAS No. 155, "Accounting for Certain Hybrid Financial
Instruments   an amendment of FASB Statements No. 133 and 140", were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004), 154 and 155 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost under SFAS No. 123 has been recognized for the stock option plans or other agreements in the accompanying statement of operations. Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2006 and 2005 consistent with the provisions of SFAS No. 123, the Company's net earnings (loss) net of taxes and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                       For the Year
                                                     Ended January 31,
                                              ______________________________
                                                   2006            2005
                                              _____________   ______________
Net Income (Loss) available to common shareholders
As reported                                     $   294,511      $(1,642,592)
Add: Stock-based employee compensation expense
included in reported net income                           -                -
Deduct: Total stock-based employee compensation
expense determined under fair value based method          -                -
                                                ___________      ___________
Net Income (Loss) Proforma                      $   294,511      $(1,642,592)
                                                ___________      ___________

Basic earnings (loss) per share    As reported  $       .01      $      (.05)
                                   Proforma     $       .01      $      (.05)
Diluted earnings per share         As reported  $       .01      $      (.05)
                                   Proforma     $       .01      $      (.05)

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - MARKETABLE SECURITIES

The amortized cost, net unrealized gains and losses, and estimated fair value of available-for-sale securities by major security type were as follows:

                                  Amortized  Unrealized  Unrealized  Estimated
                                    cost        gain       (loss)   fair value
                                  _________   ________    ________  _________
    January 31, 2006
    Available-for-sale securities:
              Corporate equity    $       -   $      -    $      - $        -
                                  _________   ________    ________  _________
    January 31, 2005
    Available-for-sale securities:
              Corporate equity    $ 243,048   $ 16,848    $(42,959) $ 216,937
                                  _________   ________    ________  _________



NOTE 3 - TRADE ACCOUNTS RECEIVABLE

  Trade accounts receivable consist of the following at January 31,
                                                      2006      2005
                                                   _________ _________

  Trade accounts receivable                       $3,151,564 $1,813,284
  Trade accounts receivable  related entity        1,051,251  1,037,321
  Less allowance for doubtful accounts            (1,443,056)(1,228,624)
                                                   _________  _________
                                                  $2,759,759 $1,621,791
                                                   _________  _________

Bad debt (recovery) expense for the three months ended January 31, 2006 and 2005 was $214,442 and $50,085, respectively.


NOTE 4 - PREPAID EXPENSES

  Prepaid expenses consist of the following at January 31,
                                                      2006      2005
                                                  __________ _________
   Prepaid expenses and credits                   $   30,543 $ 161,676
   Prepaid other taxes                               598,907   364,499
                                                  __________ _________
                                                  $  629,450 $ 526,175
                                                  __________ _________

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INVENTORIES

  The composition of inventories is as follows at January 31,
                                                      2006      2005
                                                   _________ _________

   Aircraft parts                                  $ 782,734 $ 777,992
   Fuel                                               10,427    21,847
                                                   _________ _________
                                                   $ 793,161 $ 799,839
                                                   _________ _________

The Company established an allowance for obsolete inventory for the three months ended January 31, 2006 and 2005 for $175,406 and $88,000, respectively.

NOTE 6   PROPERTY PLANT & EQUIPMENT

Property and equipment consists of the following at January 31,

                                    Estimated life     2006        2005
                                      In years      ___________ ___________
      Building and improvements        10 - 40      $ 1,268,013 $ 1,268,013
      Spare aircraft engines            7 - 10          342,500     342,500
      Aircraft                              15       18,117,737  19,066,598
      Engine Replacements               7 - 10          447,750           -
      Equipment                         3 - 10          131,246     131,246
      Furniture and fixtures            3 - 10          332,732     294,009
      Vehicles                           5 - 7          148,351     168,511
                                                    ___________  __________
                                                     20,788,329  21,270,877

      Less:Accumulated depreciation and amortization (3,864,089) (2,530,446)
                                                    ___________  __________
                                                    $16,924,240 $18,740,431
                                                    ___________  __________


Depreciation expense amounted to $372,246 and $384,364 for the three months ended January 31, 2006 and 2005, respectively.

All of the Company's aircraft are held as collateral on various notes payable and related party notes payable at January 31, 2006.

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

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7   AIRCRAFT ON OPERATING LEASE

At January 31, 2006, the Company is due approximately $1,037,321 in past due lease payments and holds lease deposits of $95,700 from a former aircraft lease customer, Sundance Air. While the company is continuing to seek payment through arbitration, they have previously recorded an allowance for the full amount due.

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

Future minimum lease payments for the years ending January 31, are as follows:

                                             2006
                                         __________
          2006                           $   27,683
          2007                               23,262
          2008                               10,001
          2009                               10,001
          2010                               10,001
         Thereafter                         211,683
                                         __________
                                         $  292,631
                                         __________

In addition to the operating leases reported above, the Company has two revocable permits (month-to-month leases) for $2,683 per month with the State of Hawaii, Department of Transportation to use hangar and office space for its air cargo operations. The permits are renewed on an annual basis.

Total Rental expense for the period ending January 31, 2006 was $36,230.

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

Future minimum lease payments are as follows for the periods ending January
31:
                                                      2006
                                                 ____________
          2006                                   $    264,000
          2007                                        264,000
          2008                                        264,000
          2009                                         66,000
          2010                                              -
                                                 ____________
                                                 $    858,000
                                                 ____________

Total Lease expense for the period ending January 31, 2006 was $86,190.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company performed maintenance and certain qualified repairs on an aircraft owned by a related party. The Company charges the related party cost plus ten percent markup on all parts and a fixed rate of $55 per hour for labor. Total related party sales and cost of sales related to aircraft maintenance are as follows for the three months ended January 31:
                                                       2006       2005
                                                     _________   _________
   Total related party sales                        $    9,717   $       -
   Total related party cost of sales                     8,329           -
                                                     _________   _________
   Gross margin on related party
     transactions                                   $    1,388   $       -
                                                     _________   _________
At January 31, 2006 and 2005, the Company had a receivable of $9,717 and $0, respectively, related to these repairs, reported under accounts receivable-related parties on the balance sheet.

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

During May 2004, lease payments due to an entity related to an officer and majority shareholder of the Company in the amount of $667,115 were converted into a demand note payable with interest to accrue at six and one-half (6.50%) percent on the principal balance. At January 31, 2006, the unpaid balance was $472,174. No principal or interest payments are required to be paid until November 1, 2006.

The following is a summary of notes payable to related parties at January 31, 2005:

   Notes payable   related party                            $1,475,668
                                                            __________
                                   Less current portion      1,475,668
                                                            __________
                                   Long-term portion        $        -
                                                            __________

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10   LONG TERM DEBT

   Notes payable arose from the purchase of aircraft during July and December 2003 [See Note 6] and consisted of the following at:
                                                              January 31,
                                                                 2006
                                                              __________
   Note payable, assumed at July 31, 2003 with a balance of
      $1,136,160, due March 28, 2007. Interest rate of Lender
      Prime + 1% or 9.25% at January 31, 2006. Secured by 1984
      Beech 1900 C, Reg #N-194GA. Personally guaranteed by an
      officer/shareholder                                     $  525,748

   Note payable, $2,750,000, assumed at July 31, 2003 with a
      balance due of $2,085,407, due December 28, 2008.
      Interest rate at Lender's prime rate or 7.25% at January
      31, 2006. Secured by 1900C, Reg # N-198GA and N-172GA.
      Personally guaranteed by an officer/shareholder.         1,443,731

   Note payable, assumed at July 31, 2003 with a balance of
      $3,850,000, due September 29, 2007. Interest rate of
      Lender Prime or 7.25% at January 31, 2006.  secured by
      1900C, Reg # N-154GA, N-1195GA, and 153GA. Personally
      guaranteed by an officer/shareholder                     2,625,000

   Note payable, issued April 12, 2004 for $598,713 due April
      11, 2009.  Interest rate of Lender Prime + 1% or 9.25%
      at January 31, 2006.  Secured by 2 Beech 99's, Reg #
      N-955AA and N-99GH.  Personally guaranteed by an
      officer/shareholder.                                       420,817

   Note payable, issued July 20, 2004 for $1,005,000 due
      August 5, 2009.  Interest rate of Lender Prime + 1% or
      9.25% at January 31, 2006.   Secured by 2 Beech 1900C's,
      Reg # N-410UB and N-17ZV.  Personally guaranteed by an
      officer/shareholder.                                       787,549

   Note payable, issued April 2005 for $649,554 due
      May, 2010.  Interest rate of Lender Prime + 1% or
      9.25% at January 31, 2006.   Secured by aircraft.
      Personally guaranteed by an officer/shareholder.           595,995
                                                              __________
                                                               6,398,840
             Less current portion                             (1,504,304)
                                                              __________
             Long-term portion                                $4,894,536
                                                              __________

   The estimated aggregate maturities required on long-term debt for each of the individual years at January 31, 2006 are as follows:

                       2007             1,423,095
                       2008             1,260,616
                       2009             1,239,825
                       2010               902,289
                       2011                68,711
                                      ___________
                                      $ 4,894,536
                                      ___________

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - RECEIVABLE FROM MINORITY INTEREST

In May 2002, the Company completed expansion of cargo air carrier operations and established an eighty-five-percent owned foreign subsidiary, Alpine Air Chile S.A. (Chile), headquartered in Santiago, Chile. There were no revenues for the fiscal year 2002, as actual flight operations of Chile did not commence until after October 31, 2002. The net loss for Alpine Air Chile, S.A. for the periods ended January 31, 2006 and 2005 applicable to the 15% non-controlling interest were not allocated to the non-controlling interests as there is no obligation of the non-controlling interests to share in such losses.

NOTE 12   STOCKHOLDERS EQUITY

Common Stock - The Company is authorized to issue 60,000,000 shares of $.001 par value common stock. As of January 31, 2006 and 2005, 36,271,467 and 33,366,000 shares are issued or outstanding respectively.

In November 2005 the company issued 60,000 shares of common stock as part of an employment agreement. The stock was valued at $11,000 or approximately $0.1834 per share.

In December 2005 the Company issued 2,845,467 shares of common stock for services to be rendered over a 2-year period. The stock was valued at $521,668 or approximately $0.1834 per share.

Stock Split - During January 2006, the Company effected a 3-for-1 forward stock split. The financial statements have been restated for all periods presented, to reflect the stock split.

Preferred Stock - The Company is authorized to issue 1,000,000 shares of $.001 par value preferred stock with such rights and preferences and in such series as determined by the Board of Directors at the time of issuance. No shares are issued or outstanding as of January 31, 2006 and 2005 respectively.

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

A summary of the status of the options outstanding under the Company's stock option plans at January 31, 2006, is presented below:
                                     January 31, 2006     October 31, 2005
                                _______________________ ______________________
                                       Weighted Average       Weighted Average
                                Shares  Exercise Price  Shares Exercise Price
                                ________  _____________ _________ ___________
Outstanding at beginning of
 period                          544,494          $2.53   548,295       $2.53
Granted                                -              -         -           -
Exercised                              -              -         -           -
Forfeited                              -              -    (3,801)          -
Expired                                -              -         -           -
                                ________  _____________  ________ ___________
Outstanding at end of Period     544,494          $2.53   544,494       $2.53
                                ________  _____________  ________ ___________
Weighted average fair value of
options granted during the year        -              -         -           -
                                ________  _____________  ________ ___________

A summary of the status of the options outstanding under the Company's stock option plans and employment agreements at January 31, 2006 is presented below:

                         Options Outstanding           Options Exercisable
         _____________________________________________________________________
Range of            Weighted-Average  Weighted Average        Weighted-Average
Exercise    Number    Remaining           Exercise     Number     Exercise
Prices   Outstanding Contractual Life      Price     Exercisable    Price
______________________________________________________________________________
$2.50-$2.75 544,494    4.25 years          $2.53       544,494     $2.53

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - INCOME (LOSS) PER COMMON SHARE

The following data show the amounts used in computing net income (loss) per common share, for the three months ended January 31:
                                                          2006      2005
                                                      __________  __________
Net income (loss) available to
common shareholders                                  $   294,511 $(1,642,592)
                                                      __________  __________
Common shares outstanding during the entire period    36,271,467  33,166,000
Weighted average common shares issued during the period        -          -
                                                      __________  __________
Weighted average number of common shares used in basic
EPS                                                   36,271,467  33,166,000
Dilutive effect of stock options                               -          -
                                                      __________  __________
Weighted average number of common shares and dilutive
potential common stock used in diluted EPS            36,271,467  33,166,000
                                                      __________  __________

For the three months ended January 31, 2006 and 2005, 544,494 and 544,494 outstanding options, respectively, were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive. During December 2003 the Company issued 1,000,000 series A, 6.5% preferred shares of the Company's subsidiary Alpine Aviation, Inc. with a stated value of $9.104 per share, for the purchase of aircraft. These preferred shares have no voting rights and are not convertible into common stock and thus are not included in the calculations of earnings per share.

NOTE 14 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes [SFAS No. 109]. SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At January 31, 2006 and October 31, 2005, respectively, the total of all deferred tax assets was approximately $4,471,000 and $4,669,000 and the total of the deferred tax liabilities was approximately $1,781,000 and $1,595,000. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - INCOME TAXES [CONTINUED]

The components of income tax expense (benefit) from continuing operations consist of the following for the three months ended January 31:
                                                          2006         2005
                                                    ___________ ___________
       Current income tax expense (benefit):                              -
             Federal                                $         - $         -
             State                                            -           -
                                                    ___________ ___________
               Current tax expense (benefit)        $         - $         -
                                                    ___________ ___________
       Deferred tax expense (benefit) arising from:
         Excess of tax over financial accounting
         depreciation                               $   186,244 $   330,092
         Deferred gain                                   16,582      16,582
         Allowance for bad debt                         (81,402)    (19,012)
         Reserve for accrued vacation                       109      (1,155)
         Accrued interest                                (9,305)    (23,953)
         Foreign net operating loss carryforward              -      (2,303)
         Net operating loss carryover                   338,858    (352,914)
         Valuation allowance                                  -       2,303
         Inventory reserve                              (66,584)    (33,405)
                                                    ___________ ___________
              Net deferred tax expense (benefit)    $   384,502 $   (83,765)
                                                    ___________ ___________
Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

A reconciliation of income tax expense from continuing operations at the federal statutory rate to income tax expense at the company's effective rate is as follows as of January 31:
                                                           2006       2005
                                                       ___________ __________
    Computed tax at the expected statutory rate              34.00%    32.85%
    State and local income taxes, net of federal benefit      3.96%     3.72%
    Change in valuation allowance                                -     (0.92)%
    Expired Capital Loss Carryforward                            -         -
    Excess of tax over financial accounting depreciation         -         -
    Other Items                                                .24%   (2.49)%
                                                       ___________ __________
         Income tax expense                                  38.20%    33.16%
                                                       ___________ __________

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - INCOME TAXES [CONTINUED]

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset (liability) for the three months ended January 31, 2006 and at October 31, 2005:

                                              January 31,   October 31,
                                                 2006         2005
                                             ______________________
   Allowance for bad debt                    $   547,784  $  466,382
   Reserve for accrued vacation                   43,299      43,408
   Accrued interest                               89,531      80,226
   Inventory reserve                              66,585           -
                                             _______________________
             Net current tax assets          $   747,199  $  590,016
                                             _______________________

   Capital Loss carryforward                 $    11,608  $   11,608
   Foreign net operating loss carryforward       198,127     198,127
   Net operation loss carryforward             3,259,709   3,598,568
   Valuation allowance                          (209,735)   (209,735)
   Alternative minimum tax credits                35,462      35,462
   Excess of tax over book accounting
     depreciation                             (1,781,193) (1,594,949)
   Deferred sales                                218,840     235,422
                                              ______________________
             Net deferred tax (liability)     $1,732,818  $2,274,503
                                              ______________________

As of January 31, 2006 the Company has capital loss carryforwards of approximately $31,000 that expire in 2010 and a net operation loss carryforward of approximately $8,587,000 that expires in 2026. A valuation allowance in the amount of approximately $210,000 was recorded at January 31, 2006, due to uncertainty of whether the company is more than likely not to generate sufficient capital gains and foreign income to utilize the benefit of these loss carryforwards before their expiration. The change in the valuation allowance for the three months ended January 31, 2006 was approximately $0.

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

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - SEGMENT INFORMATION [CONTINUED]

Financial information summarized by geographic segment for the three months ended January 31, 2006 are listed below:
                                 Income (loss)     Long-
                                 before income     lived        Total
                      Revenues      taxes       assets, net     assets
                     _________    _________      __________  ____________
  United States     $7,972,919   $1,006,513     $16,924,240  $ 23,925,327
  Chile                      -
                     _________    _________      __________  ____________
  Reportable
  segments total    $7,972,919   $1,006,513     $16,924,240  $ 23,925,327
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
                     _________    _________      __________  ____________

NOTE 16   CONCENTRATIONS

U.S. Postal Service Contracts - The Company receives the majority of its revenues from contracts with the U.S. Postal Service (USPS). For the three months ended January 31, 2006 and 2005, the revenues from contracts with the USPS represented 99% and 95% of total revenues, respectively. At January 31, 2006 and October 31, 2005, accounts receivable from the USPS totaled $2,592,466 and $2,253,386, or 62% and 60%, respectively. The contracts currently in effect with USPS will expire between August and November 2006 for mainland US operations and in May 2008 for Hawaii. The loss of this customer would have a material negative effect on the operations of the Company.

Notification to Terminate Hawaii Contract On January 31, 2005, the Company notified the USPS of its intention to discontinue or terminate its service to the Hawaiian Islands under the terms of the current AMOT contract. Subsequently, the Company was awarded, under a Joint Operating Agreement, 3 of the new Intra-Hawaiian Islands contracts, which will remain in effect until May 31, 2008.

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

Legal Action Under Arbitration   The Company has been pursuing legal action
under arbitration to recover aircraft under lease to a third party and the related unpaid lease payments. Three of five aircraft were recovered by October 31, 2004. The two remaining aircraft were recovered in November 2004. The Company has received a judgment dated February 17, 2005 against the third party in the amount of $1,037,321 and is pursuing collection of the judgment. At October 31, 2005, the Company has recorded a bad debt allowance of $941,621 to offset the receivable balance related to these aircraft, leaving the deposit of $95,700 on the Balance Sheet. The company does not anticipate any additional funds to be collected and the bad debt has been accrued for.

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

NOTE 19   Discontinued Operations

As of October 2005, the Company has terminated all business operations in Chile. The financial activity for that period is reflected as a single line item under Discontinued Operations. See Note 15 (Segment Information).

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.

General.
--------

     Alpine Aviation Inc., our wholly-owned subsidiary ("Alpine Aviation"), provides air cargo transportation services in the United States in Hawaii, Montana, Texas, and North and South Dakota. In addition to air cargo transportation, our Company leases aircraft to other cargo carriers, provides maintenance service on aircraft owned or operated by third parties, and operates a First Officer Training Program.

     During the quarter ended January 31, 2006, cargo volumes remained fairly constant when compared to the same period last year, as we carried
6,586 tons this quarter in 2006 as compared to 6,700 tons in the same quarter last year. These increases also include the effect of peak loads carried during the 2005 Christmas season. Overall, Revenues increased due to the rate increases provided with the contract extension for the Hawaii contracts.

     The USPS requires the use of scanning equipment to track the tender, load and delivery status of their mail. We have invested between $3,000-$4,000 in scanning equipment, software and hosting services. In addition, we have added personnel and engaged consultants for training and implementation to support these requirements. This has been an expensive proposition but we are committed to providing our best efforts to meet the high service levels expected by the USPS and to effectively manage these costs.

     Along with the rise in cargo volumes, we have experienced rising costs in fuel, insurance, contract labor costs and professional services fees. These costs along with the need to continue maintenance and repair of our aircraft place a strong demand on our cash resources. As a result, our majority shareholder, Eugene R. Mallette, has elected to forego payments of dividends and payments on notes payable to himself, Mallette Family LLC and CLB Inc. in order to maintain the cash needed to fulfill daily cash requirements and capital expenditures.

     During the 1st quarter, we were awarded new contracts for three of the Intra-Hawaiian Islands routes through a Joint Operating Agreement. These new contracts will provide a substantial increase in the revenue per pound over our previous agreement with the USPS and will allow us to redeploy several aircraft back to the mainland to support operations there and fill routes that have been being outsourced to other carriers.

Liquidity and Capital Resources
-------------------------------

January 31, 2006 and October 31, 2005
-------------------------------------

     We have a working capital position on January 31, 2006, of $(1,533,879), as compared to $(803,175) on October 31, 2005. The decrease of $730,704 is attributed primarily to shift in related party notes payable from a long term liability to a current liability. The balances of these notes ($1,475,668) will come due on November 1, 2006. Had these notes not shifted to current liabilities, we would have seen an increase in our working capital position during the period of $744,964. We have seen exceptional improvement in our working capital over the past nine months and the Management Team continues to make a strong effort to maximize our cash resources.

Results of Operation.
---------------------

    Three months ended January 31, 2006, and 2005.
    ----------------------------------------------

     During the quarter ended January 31, 2006, we had a net profit of $622,011, with a net profit of $294,511 or $0.01 per share versus a net loss of $(1,642,592), or ($0.15) per share, for the quarter ended January 31, 2005.

     Revenue for the quarter ended January 31, 2006, was $7,972,919, of which $7,956,821 consisted of revenue from operations and $16,098 was derived from public services. This represents an increase in total revenue of approximately 53% over revenues of $5,212,576 for the same period in 2005. This increase in revenue is primarily due to the results of the contract extension rate increases which were in effect during the 1st Quarter 2006 verses the contract rates in effect during 2005.

     Total direct costs were $6,311,409 in the quarterly period ended January 31, 2006, as compared to $4,956,669 in the same period for the prior year.
The costs of labor, fuel, insurance and ground handling fees are significantly higher this year compared to the same period last year. In addition, to cover the peak load demands during the 2005 Christmas holiday season, we chartered additional aircraft locally in Hawaii.

     Operating expenses increased to $515,422 during the quarter ended
January 31, 2006, from $381,480 during the quarter ended January 31, 2005. Included in the operating expenses for the quarter was a one-time charge to bad debts of $214,442. Had this charge not occurred during the period, operating expenses would have seen a reduction of $80,480 when compared to the prior period.

     During the quarter ended January 31, 2006, there has been an increase of $12,540 in other expense from $127,035 in January, 2005, to $139,575 in 2006. This increase is directly attributable to a $12,198 decrease in interest income from the same quarter last year. Interest expense was relatively equal when comparing the $141,412 for the quarter ended January 31, 2005, with the current quarter's expense of $141,637.

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

Item 3.   Controls and Procedures.

     As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     We were named in a lawsuit by a former employee for claims of approximately $50,000 related to wrongful termination. We have made an offer to settle this action which was declined. The plaintiff is not actively pursuing prosecution, and we believe the case may be dismissed for lack of prosecution.

     We have pursued legal action under arbitration to recover aircraft under lease to a third party. Three of five aircraft were recovered by October 31, 2004. The two remaining aircraft were recovered in November, 2004. We received an arbitration order that was filed in the United States District Court for the issue of lease payments due to us, and it is now in the collection process.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

     In November 2005, we issued 60,000 shares of "restricted" common stock to an employee, Don Squire, as part of his compensation package.

     In December 2005, 2,845,467 shares of "restricted" common stock were issued to SCS, Inc. in consideration for services rendered.

          * We issued all of these securities to persons who were "accredited investors" as that term is defined in Regulation D of the Securities and Exchange Commission; and each such investor had prior access to all material information about us. We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission. Sales to "accredited investors" are preempted from state regulation.

Item 3.   Defaults Upon Senior Securities.

     None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None; not applicable.

Item 5.   Other Information.

     We effected a 3 for 1 forward split, by dividend, of our outstanding common stock effective January 4, 2006. All computations in this 10QSB Quarterly Report take into account this dividend.

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

                                         ALPINE AIR EXPRESS, INC.


Date: 3/16/2006                          By: /s/ Eugene R. Mallette
      ---------                             ------------------------
                                            Eugene R. Mallette, Chief
                                            Executive Officer and Director


Date: 3/16/2006                             /s/ Don T. Squire Jr.
      ---------                             ------------------------
                                            Don T. Squire Jr.,
                                            Chief Financial Officer


Date: 3/16/2006                             /s/ Max A. Hansen
      ---------                             ------------------------
                                            Max A. Hansen, Secretary/Treasurer
                                            and Director


Date: 3/16/2006                             /s/ Joseph O. Etchart
      ---------                             ------------------------
                                            Joseph O. Etchart,
                                            Chairman of the Board of Directors