Form 10QSB
period 2006-04-30
ALPINE AIR EXPRESS INC/DE
filed 2006-06-14
CIK 1092807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                                FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended April 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No_X__


            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                              Not applicable.


                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                              April 30, 2006

                            36,271,467  shares

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

                          April 30, 2006

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                             CONTENTS

                                                                         PAGE


          Unaudited Condensed Consolidated Balance Sheet at
                April 30, 2006                                           F-2

          Unaudited Condensed Consolidated Statements of
               Operations for the three and six months ended
               April 30, 2006 and 2005                                   F-4

          Unaudited Condensed Consolidated Statements of
               Comprehensive Income for the three and six                F-6
               months ended April 30, 2006 and 2005

          Unaudited Condensed Consolidated Statements of
               Cash Flows, for the six months ended
               April 30, 2006 and 2005                                   F-7


          Notes to Unaudited Condensed Consolidated Financial
               Statements                                         F-9 - F-24

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

         UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                             ASSETS

                                                           April 30,
                                                             2006
                                                          -----------
CURRENT ASSETS:
  Cash and cash equivalents                               $   665,217
  Trade accounts receivable, net                            1,383,154
  Trade accounts receivable, net   related entity              95,760
  Inventories                                               1,084,008
  Prepaid expenses                                            772,579
  Deposits                                                     12,450
  Deferred tax asset, current                                 642,081
                                                          ___________
     Total Current Assets                                   4,655,249

PROPERTY AND EQUIPMENT, net                                16,481,427

OTHER ASSETS                                                  255,000

DEFERRED TAX ASSET, long-term                               1,472,355

                                                          ___________
                                                          $22,864,031
                                                          ___________

                           [Continued]

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

         UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                          [Continued]

               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           April 30,
                                                             2006
                                                        ___________
CURRENT LIABILITIES:
   Trade accounts payable                                  $1,593,581
   Accounts payable related party                               2,000
   Accrued liabilities                                        813,339
   Refundable deposits                                         95,700
   Current portion of notes payable                         1,520,533
   Current portion of notes payable   related party         1,463,308
                                                           __________
   Total Current Liabilities                                5,488,461

DEFERRED GAIN ON SALE OF ASSETS                               532,819

NOTES PAYABLE, net of current portion                       4,514,805

NOTES PAYABLE   RELATED PARTY, net of current portion               -

DIVIDENDS PAYABLE                                           1,405,430

                                                          ___________

   Total Liabilities                                       11,941,515
                                                         ___________

MINORITY INTEREST                                                   -

                                                          ___________
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 1,000,000 shares
  authorized, none issued and outstanding                           -
  Preferred stock of subsidiary, $9.104 stated value,
  1,000,000 shares authorized, 1,000,000 issued and
  outstanding                                               9,104,000
  Discount on preferred stock of subsidiary                (1,885,377)
  Common stock, $.001 par value, 100,000,000 shares
  authorized, 36,271,467 shares issued and outstanding         36,271
  Additional paid-in capital                                2,198,452
  Retained earnings                                         1,860,422
  Stock subscription receivable                              (391,252)
                                                          ___________
   Total Stockholders' Equity                              10,922,516

                                                          ___________
                                                          $22,864,031
                                                          _________

The accompanying notes are an integral part of this unaudited condensed consolidated financial statement.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   For the Three         For the Six
                                   Months Ended          Months Ended
                                    April 30,             April 30,
                             ---------------------- -----------------------
                                 2006       2005       2006     2005
                             ----------  ---------- ----------- -----------
OPERATING REVENUE:
   Operations                $3,725,078  $4,326,937 $11,681,900 $ 9,262,019
   Public services               23,533     156,164      39,631     433,658
                             ----------  ---------- ----------- -----------
   Total Operating Revenues   3,748,611   4,483,101  11,721,531   9,695,677
                             ----------  ---------- ----------- -----------
DIRECT COSTS:
   Operations                 3,085,267   3,722,895   9,366,681   7,814,143
   Public services               13,774   1,444,171      43,769   2,309,592
                             ----------  ---------- ----------- -----------
   Total Direct Costs         3,099,041   5,167,066   9,410,450  10,123,735
                             ----------  ---------- ----------- -----------
   Gross Profit                 649,570    (683,965)  2,311,081    (428,058)
                             ----------  ---------- ----------- -----------
OPERATING EXPENSES:
   General and administrative   280,563     381,599     795,985     763,079
                             ----------  ---------- ----------- -----------
   Total Operating Expenses     280,563     381,599     795,985     763,079
                             ----------  ---------- ----------- -----------
Operating income (loss)         369,007  (1,065,564)  1,515,096  (1,191,137)
                             ----------  ---------- ----------- -----------
OTHER INCOME (EXPENSE):
   Interest income                1,925       2,150       3,986      16,410
   Interest expense            (149,341)    (88,042)   (290,978)   (229,454)
   Realized loss on marketable
    securities                        -     (30,578)          -     (30,578)
   Gain (loss) on disposal of
    assets                      594,586           -     594,586           -
   Other income (expense)             -         (20)          -          (4)
   Gain (loss) on foreign
    currency translation              -           2           -         103
                             ----------  ---------- ----------- -----------
   Total Other Income (expense) 447,170    (116,488)    307,594    (243,523)
                             ----------  ---------- ----------- -----------
INCOME (LOSS) BEFORE TAXES
  AND MINORITY INTEREST         816,177  (1,182,052)  1,822,690  (1,434,660)

   Current income tax expense
    (benefit)                         -           -           -           -
   Deferred income tax expense
    (benefit)                   365,581    (428,449)    750,083    (512,214)
                             ----------  ---------- ----------- -----------
INCOME (LOSS) BEFORE MINORITY
INTEREST                        450,596    (753,603)  1,072,607    (922,446)

Minority interest in net loss
 of subsidiary                        -           -           -           -
                             ----------  ---------- ----------- -----------
NET INCOME (LOSS)            $  450,596  $ (753,603)$ 1,072,607 $  (922,446)
                             ----------  ---------- ----------- -----------

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                           [Continued]

                                   For the Three         For the Six
                                   Months Ended          Months Ended
                                    April 30,             April 30,
                             ---------------------- -----------------------
                                 2006       2005       2006     2005
                             ----------  ---------- ----------- -----------
NET INCOME (LOSS)            $  450,596  $ (753,603)$ 1,072,607 $  (922,446)
                             ----------  ---------- ----------- -----------
DIVIDENDS:
  Dividends declared and
  amortization of preferred
  stock discount analogous
  to a preferred stock
  dividend                     (327,500)   (327,500)   (655,000) (1,801,249)
                             ----------  ---------- ----------- -----------
NET (LOSS) AVAILABLE TO
  COMMON SHAREHOLDERS           123,096  (1,081,103)    417,607  (2,723,695)
                             ----------  ---------- ----------- -----------
NET (LOSS) PER COMMON SHARE
  Basic                      $      .00  $    (0.10)$       .01 $     (0.24)
  Diluted                    $      N/A  $      N/A $       N/A $       N/A
                             ----------  ---------- ----------- -----------


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
                      COMPREHENSIVE INCOME


                                   For the Three         For the Six
                                   Months Ended          Months Ended
                                    April 30,             April 30,
                             ---------------------- -----------------------
                                 2006       2005       2006     2005
                             ----------  ---------- ----------- -----------
NET INCOME (LOSS)            $  450,596  $ (753,603)$ 1,072,607 $  (922,446)
                             ----------  ---------- ----------- -----------
OTHER COMPREHENSIVE INCOME (LOSS):

 Unrealized gain (loss) on
 securities arising during
 the period, net of tax               -     (14,378)          -     (12,446)

 Plus reclassification
 adjustment for losses
 included in net income               -      30,578           -     30,578

 Foreign currency translation
 gain (loss)                          -       6,308           -          -
                             ----------  ---------- ----------- -----------
COMPREHENSIVE INCOME (LOSS)  $  450,596  $ (731,095)$ 1,072,607 $  (904,314)
                             ----------  ---------- ----------- -----------



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      For the Six
                                                     Months Ended
                                                       April 30,
                                                  2006           2005
                                             -------------  ------------
Cash flows from operating activities:
Net income (loss)                            $   1,072,607  $   (922,446)
                                             -------------  ------------
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
   Realized gain (loss) on marketable
   securities                                            -       (30,578)
   Realized gain on sale of fixed assets          (594,586)            -
   Deferred tax expense (benefit)                  750,083      (512,214)
   Depreciation and amortization                   750,286       763,680
   Change in allowance for bad debt                107,221       (50,085)
   Stock issued for services                       141,416             -

 Changes in operating assets and liabilities:
     Trade accounts receivable                   1,897,865        95,681
     Trade accounts receivable   related party    (941,681)            -
     Inventories                                  (275,055)     (269,222)
     Income taxes receivable                       103,297        91,900
     Deposit                                        55,000             -
     Prepaid expenses                             (120,149)     (280,914)
     Accrued interest on loan to officer and
     related party                                       -             -
     Trade accounts payable                     (1,749,719)      725,662
     Accounts payable   related party                    -             -
     Accrued expenses                               (4,217)      131,900
     Refundable deposits                                 -       (47,023)
     Deferred gain amortization                    (87,364)      (87,364)
     Deferred tax asset                                  -             -
                                              ____________   ___________
          Total adjustments                        (32,397)      531,423
                                              ------------   -----------
            Net cash provided by (used in)
            operating activities                 1,105,004      (391,023)
                                              ____________   ___________
Cash flows from investing activities:
Proceeds from sale of marketable securities              -       255,494
Proceeds from sale of property and equipment       682,750             -
Purchase of property and equipment                (471,141)      (17,648)
Other assets                                       (86,846)       (2,230)
                                              ____________   ___________
            Net cash provided by (used in)
            investing activities                   124,763       235,616
                                              ____________   ___________
Cash flows from financing activities:
Payment on notes payable                          (739,897)     (676,950)
Payment on notes payable   related party          (312,360)            -
Increase in bank overdraft                               -             -
Proceeds from Notes Payable                              -       150,000
                                              ____________   ___________
            Net cash provided by (used in)
            financing activities                (1,052,257)     (526,950)
                                              ------------   -----------
Effect of exchange rate changes                          -        12,059
                                              ------------   -----------
Net change in cash and cash equivalents            177,510      (670,298)

Beginning cash and cash equivalents                487,707       806,379
                                              ____________   ___________
Ending cash and cash equivalents              $    665,217       136,081
                                              ____________   ___________
                           [Continued]

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            [Continued]

                                                      For the Six
                                                     Months Ended
                                                       April 30,
                                                  2006           2005
                                             -------------  ------------
Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest                                 $     255,393  $    158,067
    Income taxes                             $           -  $          -

Non-cash investing and financing activities:

For the six months ended April 30, 2006:

   The Company had preferred dividend expense of $655,000 which is comprised of $295,880 in dividends payable and $359,120 of amortized discount on preferred stock analogous to a preferred stock dividend.

   In November 2005 the company issued 60,000 shares of common stock as part of an employment agreement. The stock was valued at $11,000 or approximately $0.1834 per share.

   In December 2005 the Company issued 2,845,467 shares of common stock for services to be rendered over a 2-year period. The stock was valued at $521,668 or approximately $0.1834 per share. The Company has received services to date valued at $130,416.

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

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Alpine Air Express, Inc. and subsidiaries (the "Company") is presented to assist in understanding the Company's financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America (US
GAAP) and have been consistently applied in the preparation of the condensed consolidated financial statements.

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

Principles of consolidation   The condensed consolidated financial statements
include the accounts and operations of Alpine Air Express, Inc., its wholly-owned subsidiary Alpine Aviation, Inc. and Alpine Air Chile S.A., which is a 85% percent owned by the Company as of April 30, 2006 and 2005 (together referred to as the Company). Further, the net loss for Alpine Air Chile, S.A. for the periods ended April 30, 2006 and 2005 applicable to the 15% non-controlling interest were not allocated to the non-controlling interests as there is no obligation of the non-controlling interests to share in such losses. All material inter-company transactions and accounts have been eliminated in the consolidation.

Cash and cash equivalents - The Company considers demand deposits at banks and money market funds at other financial institutions with an original maturity of three months or less to be cash equivalents. At April 30, 2006, the Company had cash balances in excess of federally insured limits in the amount of $379,794.
..
During January 2006, the Company effected a 3-for-1 forward stock split. The financial statements have been restated for all periods presented, to reflect the stock split.

Other assets - At April 30, 2006, the Company had three restricted cash time deposits totaling $255,000 held as collateral for debt of a third party and is included in other assets. (See Note 6)

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

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

Certain reclassifications - Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", and SFAS No. 123 (revised 2004), "Share-Based Payment", SFAS No. 154, "Accounting
Changes and Error Corrections   a replacement of APB Opinion No. 20 and FASB
Statement No. 3", and SFAS No. 155, "Accounting for Certain Hybrid Financial
Instruments   an amendment of FASB Statements No. 133 and 140", and SFAS No.
156 "Accounting for the Servicing of Financial Assets", were recently issued. SFAS No. 151, 152, 153, 123 (revised 2004), 154, 155 and 156 have no current applicability to the Company or their effect on the financial statements would not have been significant.

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Based Compensation - The Company currently accounts for its stock based compensation in accordance with Statement of Financial Accounting Standard ("SFAS") No. 123 (as revised in 2004) "Accounting for Stock-Based Compensation." This statement establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation. Equity instruments issued to non-employees are valued based on the fair value of the services received or the fair value of the equity instruments given up which ever is more reliably measurable. Beginning in June 2005, the Company adopted the Provisions of SFAS No. 123 (as revised in 2004) which requires that options issued to employees as compensation be valued at fair value.

NOTE 2 - MARKETABLE SECURITIES

The amortized cost, net unrealized gains and losses, and estimated fair value of available-for-sale securities by major security type were as follows:

                                Amortized   Unrealized  Unrealized  Estimated
                                   cost        gain       (loss)    fair value

April 30, 2006
Available-for-sale securities:         -            -           -         -
                                ________     ________    ________  ________
April 30, 2005
Available-for-sale securities:  $      -     $      -    $      -  $      -
                                --------     --------    --------  --------

During the six months ended April 30, 2005, the Company realized a loss of $30,578, net, on the sale of its portfolio of available-for-sale securities.


NOTE 3 - TRADE ACCOUNTS RECEIVABLE

  Trade accounts receivable consist of the following at:
                                                      April 30,
                                                        2006
                                                     ----------
    Trade accounts receivable                        $1,777,368
    Trade accounts receivable  related entity         1,037,381
    Less allowance for doubtful accounts             (1,335,835)
                                                     ----------
                                                     $1,478,914
                                                     ==========

Bad debt (recovery) expense for the six months ended April 30, 2006 and 2005 was $107,221 and $50,085, respectively.

Bad debt (recovery) expense for the three months ended April 30, 2006 and 2005 was $(107,221) and $0, respectively.

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PREPAID EXPENSES

  Prepaid expenses consist of the following at:
                                            April 30,
                                              2006
                                           _________
   Prepaid expenses and credits            $ 219,776
   Prepaid other taxes                       552,803
                                           ---------
                                           $ 772,579
                                           ---------

NOTE 5 - INVENTORIES

  The composition of inventories is as follows at:
                                           April 30,
                                              2006
                                           ---------
   Aircraft Parts                         $1,050,464
   Fuel                                       33,544
                                           _________
                                          $1,084,008


NOTE 6   PROPERTY PLANT & EQUIPMENT

Property and equipment consists of the following at:

                                                              April 30,
                                         Estimated life         2006
                                            In years           ___________
            Building and improvements        10 - 40        $1,268,013
            Spare aircraft engines            7 - 10           342,500
            Aircraft                              15        18,010,208
            Engine Replacements               7 - 10           447,750
            Equipment                         3 - 10           153,236
            Furniture and fixtures            3 - 10           332,732
            Vehicles                          5 - 7            142,121
                                                           -----------
                                                            20,696,560
            Less: Accumulated depreciation and amortization (4,215,133)
                                                           -----------
                                                           $16,481,427
                                                           -----------

Depreciation expense amounted to $750,286 and $769,799 for the six months ended April 30, 2006 and 2005, respectively.

All of the Company's aircraft are held as collateral on various notes payable and related party notes payable at April 30, 2006 and 2005.

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

In April 2006, the company entered into a sale/leaseback agreement with a third party, wherein, the Company sold an aircraft for $675,000 and entered into a six month operating lease. The Company has recorded a gain on the sale of the aircraft during the second quarter of 2006 in the amount of $594,586. There is no continuing commitment on the part of the Company to continue the operating lease beyond six months. In addition, $95,000 of the proceeds from this sale are invested in a time deposit as collateral on the loan by the third party. These funds are recorded as restricted time deposits on the Company records.

NOTE 7   AIRCRAFT ON OPERATING LEASE   -

At April 30, 2006, the Company is due approximately $1,037,321 in past due lease payments and holds lease deposits of $95,700 from a former aircraft lease customer, Sundance Air. While the company is continuing to seek payment through arbitration, they have previously recorded an allowance for the full amount due.


NOTE 8 - OPERATING LEASES

On March 20, 2001, the Company entered into a 30-year lease agreement with two five-year extension options for real property at the Provo, Utah Airport. The Company also leases a hanger in Billings, Montana at the Logan International Airport. The lease is for a term of five years ending October 31, 2007. These operating lease agreements contain scheduled rent escalation clauses based on changes in the consumer price index that are being amortized over the term of the lease using the straight-line method.

In addition to the operating leases reported above, the Company has two revocable permits (month-to-month leases) with the State of Hawaii, Department of Transportation to use hangar and office space for its air cargo operations. The permits are renewed on an annual basis.

Future minimum lease payments for the years ending April 30, are as follows:

          2006                           $           27,683
          2007                                       27,683
          2008                                       23,263
          2009                                       10,001
          2010                                       10,001
          Thereafter                                181,680
                                                 __________
                                         $          280,311


Total Rental expense for the period ending April 30, 2006 was $53,833.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - OPERATING LEASES (CONTINUED)

Aircraft - In April and June of 2004 and again in April of 2006, the Company entered into certain sale/leaseback agreements (See Note 6). The Company has agreed to lease two aircraft for sixty months. It has also agreed to lease a third aircraft for six months. The Company is also required pay into an engine reserve for each aircraft based on the aircraft's actual flight time.

Future minimum lease payments are as follows for the periods ending April 30:
          2006                           $          315,000
          2007                                      264,000
          2008                                      264,000
          2009                                       99,000
                                         ___________
                                         $          942,000
                                         ___________

Total Lease expense for the six month period ending April 30, 2006 was
$173,918

NOTE 9 - RELATED PARTY TRANSACTIONS
The Company performed maintenance and certain qualified repairs on an aircraft owned by a related party. The Company charges the related party cost plus ten percent markup on all parts and a fixed rate of $55 per hour for labor. Total related party sales and cost of sales related to aircraft maintenance are as follows for the six months ended April 30:

                                         2006           2005
                                      ----------     ---------

   Total related party sales          $    9,717     $       -
   Total related party cost of sales       8,329             -
                                       _________     _________
   Gross margin on related party
     transactions                     $    1,388             -
                                      ----------     ---------

At April 30, 2006 and 2005, the Company had a receivable of $60 and $0, respectively, related to these repairs, reported under accounts receivable-related parties on the balance sheet.

Personal Guarantee - The Company's major shareholder/officer has personally guaranteed loans obtained by a third party in which the proceeds of the loan were used to enter into a sale/leaseback agreement with the Company and has also guaranteed six loans included as long-term debt which are also collateralized by certain aircraft of the Company. (See Note 6)

Aircraft Purchase - In December 2003, the Company acquired 16 aircraft from an entity related to an officer and majority shareholder of the Company for $9,900,000. The consideration paid included $9,104,000 in preferred stock of the Company's subsidiary Alpine Aviation, Inc. and the assumption of the underlying debt on the aircraft totaling $709,981. The remaining $86,019 is recorded as a payable to the entity related to an officer and majority shareholder of the Company. As the aircraft were purchased from a related party they have been recorded at their carryover basis of $4,111,485. A discount on preferred stock in the amount of $3,591,195, net of tax effect of $2,197,320, has been recorded and is being amortized as dividends over a five year period. The preferred stock provides for monthly dividends at an annual rate of 6.5%, and is not convertible. The Company can redeem the subsidiary's preferred stock any time and the entity related to an officer and majority shareholder of the Company can call for redemption of the subsidiary's preferred stock any time after December 31, 2008.

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

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - RELATED PARTY TRANSACTIONS (CONTINUED)

Notes Payable - Related Party - In connection with the purchase of the aircraft the Company issued a note to an entity related to an officer and majority shareholder of the Company in the amount of $1,476,381. The note payable dated July 31, 2003, bears an interest rate of 6.5% and called for payments of $33,624 due for 14 monthly installments with the balance due November 1, 2004. Through October 31, 2003, Mallette Family, LLC collected $282,456 from Sundance Air, Inc. on behalf of the Company and recorded principle and interest payments of $259,197 and $23,259, respectively, against the note. Mallette Family LLC further made note payments of $43,312, net of interest of $754, on behalf of the Company during the period ended October 31, 2003. During the year ended October 31, 2004, Mallette Family, LLC. collected $102,150 from Sundance Air, Inc. on behalf of the Company and recorded principle and interest payments of $97,962 and $4,188, respectively. The entity related to an officer and majority shareholder of the Company previously agreed to forestay future payment until required by the note's balloon payment which was due November 1, 2004 but has subsequently agreed to defer all payments of principal, interest and balloon payments until November 1, 2006. On april 30, 2006 the balance of this note was $905,115.

In connection with the purchase of aircraft during 2004 from an entity related to an officer and majority shareholder of the Company, the Company has entered into a Note Payable in the amount of $86,019. This note bears interest at 6.5%. The note holder has agreed to defer all payments of principal and interest until November 1, 2006.

During May 2004, lease payments due to an entity related to an officer and majority shareholder of the Company in the amount of $667,115 were converted into a demand note payable with interest to accrue at six and one-half (6.50%) percent on the principal balance. At April 30, 2006, the unpaid balance was $472,174. No principal or interest payments are required to be paid until November 1, 2006.

The following is a summary of notes payable to related parties at April 30, 2006:

   Notes payable   related party                           $ 1,463,308
                                                           -----------
           Less current portion                              1,463,308
                                                           -----------
           Long-term portion                               $         -
                                                           -----------

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10   LONG TERM DEBT

Notes payable arose from the purchase of aircraft during July and December 2003 [See Note 6] and consisted of the following at:
                                                              April 30,
                                                                2006
                                                              __________
   Note payable, assumed at July 31, 2003 with a balance
   of $1,136,160, due March 28, 2007. Interest rate of
   Lender Prime + 1% or 9.50% at April 30, 2006. Secured
   by 1984 Beech 1900 C, Reg #N-194GA. Personally
   guaranteed by an officer/shareholder.
                                                                 $448,615

   Note payable, $2,750,000, assumed at July 31, 2003 with
   a balance due of $2,085,407, due December 28, 2008. Interest rate at Lender's prime rate or 7.75% at April 30, 2006.
   Secured by 1900C, Reg # N-198GA and N-172GA. Personally
   guaranteed by an officer/shareholder.                        1,374,980

   Note payable, assumed at July 31, 2003 with a balance of
   $3,850,000, due September 29, 2007. Interest rate of Lender
   Prime or 7.75% at April 30, 2006.  secured by 1900C, Reg
   # N-154GA, N-1195GA, and 153GA. Personally guaranteed by an
   officer/shareholder.                                         2,493,750

   Note payable, issued April 12, 2004 for $598,713 due April
   11, 2009.  Interest rate of Lender Prime + 1% or 9.50% at
   April 30, 2006.  Secured by 2 Beech 99's, Reg # N-955AA and
   N-99GH.  Personally guaranteed by an officer/shareholder.      399,652

   Note payable, issued July 20, 2004 for $1,005,000 due
   August 5, 2009.  Interest rate of Lender Prime + 1% or 9.50%
   at April 30, 2006.  Secured by 2 Beech 1900C's, Reg
   # N-410UB and N-17ZV.  Personally guaranteed by an
   officer/shareholder.                                           747,336

   Note payable, April 2005 for $649,554 due May 2010. Interest rate of Lender Prime + 1% or 9.50% at April 30, 2006.
   Secured by aircraft.  Personally Guaranteed by an officer/
   shareholder.                                                   571,005
                                                              __________
                                                                6,035,338
                                           Less current portion(1,520,533)
                                                               __________
                                           Long-term portion   $4,514,805
                                                               __________

The estimated aggregate maturities required on long-term debt for each of the individual years at April 30, 2006 are as follows:

                                         2007 $       1,348,205
                                         2008         1,271,230
                                         2009         1,160,312
                                         2010           735,058
                                                    ___________
                                              $       4,514,805
                                                    ___________

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - RECEIVABLE FROM MINORITY INTEREST

In May 2002, the Company completed expansion of cargo air carrier operations and established an eighty-five-percent owned foreign subsidiary, Alpine Air Chile S.A. (Chile), headquartered in Santiago, Chile. There were no revenues for the fiscal year 2002, as actual flight operations of Chile did not commence until after October 31, 2002. Operations of Alpine Air Chile S.A. ceased in August 2005. The net loss for Alpine Air Chile, S.A. for the periods ended April 30, 2006 and 2005 applicable to the 15% non-controlling interest were not allocated to the non-controlling interests as there is no obligation of the non-controlling interests to share in such losses.

NOTE 12   STOCKHOLDERS EQUITY

Common Stock - The Company is authorized to issue 100,000,000 shares of $.001 par value common stock. As of April 30, 2006 and 2005, 36,271,467 and 33,366,000 shares are issued or outstanding respectively.

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

Preferred Stock - The Company is authorized to issue 1,000,000 shares of $.001 par value preferred stock with such rights and preferences and in such series as determined by the Board of Directors at the time of issuance. No shares are issued or outstanding as of April 30, 2006 and 2005 respectively.

Preferred Stock Subsidiary - The Company's subsidiary Alpine Aviation, Inc. is authorized to issue 1,000,000 shares of preferred stock with a stated value of $9.104. At April 30, 2006, 1,000,000 shares are issued and outstanding. The preferred stock provides for monthly dividends at an annual rate of 6.5%, and is not convertible. The Company can redeem the subsidiary's preferred stock any time and the entity related to an officer and majority shareholder of the Company can call for redemption of the subsidiary's preferred stock any time after December 31, 2008. The Company has entered into an agreement with the holder of the preferred stock to postpone payment of the dividends on the stock until November 1, 2006. However, the dividends will continue to accrue and are presented as a long-term liability on the balance sheet.

Stock Option Plan - In August 2001, the stockholders approved the adoption of an equity incentive plan. The plan allows the Company to issue incentive stock options (ISO's), non-statutory stock options and restricted shares to employees, directors, and consultants of the Company. Annually, commencing January 2002, the aggregate number of shares of the Company's common stock available for award under the plan shall increase by the lesser of 250,000 or seven percent of the outstanding stock less the number of shares previously authorized for the plan, respectively. As of April 30, 2006 and 2005 a total of 770,000 shares of the Company's common stock have been reserved for issuance under the plan, respectively. At April 30, 2006, 588,702 options are available for issuance under the plan. After August 18, 2011, the plan terminates and no further options may be granted. The exercise price of options granted under the terms of the plan must not be less than 100% of the fair market value of the shares as of the date of grant. Additionally, no individual may be granted more than 100,000 options in any given year. All options issued under the plan are exercisable for ten years and vest after two years. The Company has not received and does not intend to request a determination from the Internal Revenue Service that the options issued under the plan will qualify under the Code for treatment as qualified incentive stock options.

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - STOCKHOLDERS EQUITY [CONTINUED]

The Company previously adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). No options have been issued during 2006.

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

A summary of the status of the options outstanding under the Company's stock option plans at April 30, 2006, is presented below:
                                    April 30, 2006        October 31, 2005
                            -------------------------------------------------
                                   Weighted Average          Weighted Average
                            Shares   Exercise Price  Shares    Exercise Price
                            ------- ---------------  ------- ----------------
Outstanding at beginning of
period                      544,494           $2.53  548,295            $2.53
Granted                           -               -        -                -
Exercised                         -               -        -                -
Forfeited                         -               -   (3,801)               -
Expired                           -               -        -                -
                            ------- ---------------  ------- ----------------

Outstanding at end of
Period                      544,494           $2.53  544,494            $2.53
                            ------- ---------------  ------- ----------------
Weighted average fair value
of options granted during
the year                          -               -        -                -
                            ------- ---------------  ------- ----------------

A summary of the status of the options outstanding under the Company's stock option plans and employment agreements at April 30, 2006 is presented below:

                         Options Outstanding           Options Exercisable
         _____________________________________________________________________
Range of            Weighted-Average  Weighted Average        Weighted-Average
Exercise    Number    Remaining           Exercise     Number     Exercise
Prices   Outstanding Contractual Life      Price     Exercisable    Price
______________________________________________________________________________
$2.50-$2.75 544,494    4 years             $2.53       544,494     $2.53

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - INCOME (LOSS) PER COMMON SHARE

The following data show the amounts used in computing net income (loss) per common share, for the three and six months ended April 30:

                                        For the Three    For the Six
                                       Months Ended      Months Ended
                                         April 30,        April 30,
                                ---------------------  ---------------------
                                   2006        2005       2006       2005

Net income (loss) available to
common shareholders             $ 123,096 $(1,081,103) $ 417,607 $(2,723,695)

Weighted average number of
common shares used in basic EPS 36,271,467 33,366,000 35,603,900  33,366,000

Dilutive effect of stock options         -          -          -           -

Weighted average number of
common shares and dilutive
potential common stock used in
diluted EPS                     36,271,467 33,366,000 35,603,900  33,366,000


For the six months ended April 30, 2006 and 2005, 544,494 and 544,494 outstanding options, respectively, were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive. During December 2003 the Company issued 1,000,000 series A, 6.5% preferred shares of the Company's subsidiary Alpine Aviation, Inc. with a stated value of $9.104 per share, for the purchase of aircraft. These preferred shares have no voting rights and are not convertible into common stock and thus are not included in the calculations of earnings per share.

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

Financial information summarized by geographic segment for the six months ended April 30, 2006 are listed below:

                                 Income (loss)     Long-
                                 before income     lived        Total
                      Revenues      taxes       assets, net     assets
                     _________    _________      __________  ____________
  United States    $11,721,531   $1,822,690     $16,481,427  $ 23,864,031
  Chile                      -            -               -             -
                     _________    _________      __________  ____________
  Reportable
  segments total   $11,721,531   $1,822,690     $16,481,427  $ 22,864,031
                     _________    _________      __________  ____________

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - SEGMENT INFORMATION [CONTINUED]

Financial information summarized by geographic segment for the three months ended April 30, 2006 are listed below:

                                 Income (loss)     Long-
                                 before income     lived        Total
                      Revenues      taxes       assets, net     assets
                     _________    _________      __________  ____________
  United States     $3,748,611   $  816,177     $16,481,427  $ 22,864,031
  Chile                      -            -               -             -
                     _________    _________      __________  ____________
  Reportable
  segments total    $3,748,611   $  816,177     $16,481,427  $ 22,864,031
                     _________    _________      __________  ____________


  Financial information summarized by geographic segment for the six months ended April 30, 2005 are listed below:

                                 Income (loss)     Long-
                                 before income     lived        Total
                      Revenues      taxes       assets, net     assets
                     _________    _________      __________  ____________
  United States     $9,695,677  $(1,370,154)    $18,353,424  $ 24,264,158
  Chile                      -      (33,928)          1,585        20,566
                     _________    _________      __________  ____________
  Reportable
  segments total    $9,695,677  $(1,404,082)    $18,355,009  $ 24,284,724
                     _________    _________      __________  ____________

Financial information summarized by geographic segment for the three months ended April 30, 2005 are listed below:

                                 Income (loss)     Long-
                                 before income     lived        Total
                      Revenues      taxes       assets, net     assets
                     _________    _________      __________  ____________
  United States     $4,483,101  $(1,132,900)    $18,353,424  $ 24,264,158
  Chile                      -      (18,574)          1,585        20,566
                     _________    _________      __________  ____________
  Reportable
  segments total    $4,483,101  $(1,151,474)     $18,355,009  $ 24,284,724
                     _________    _________      __________  ____________
NOTE 15   CONCENTRATIONS

U.S. Postal Service Contracts - The Company receives the majority of its revenues from contracts with the U.S. Postal Service (USPS). For the three months ended April 30, 2006 and 2005, the revenues from contracts with the USPS represented 70% and 96% of total revenues, respectively. At April 30, 2006 and October 31, 2005, accounts receivable from the USPS totaled $896,330 and $2,253,386, or 32% and 60%, respectively.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15   CONCENTRATIONS (CONTINUED)

The contracts currently in effect for USPS routes will expire between July and November 2006 for mainland US operations and in June 2008 for Hawaii with certain renewal provisions for an additional 2 years. The loss of this customer would have a material negative effect on the operations of the Company.


NOTE 16   COMMITMENTS AND CONTINGENCIES

SCS Contract - On October 27, 2005, the company entered into an agreement with SCS, Inc. to provide certain consulting services over the period of two years in return for 2,845,464 shares of restricted common stock.

Alpine Air Chile - As of October 31, 2005, the Company had discontinued operations in Chile. The Company is reasonably assured that there are no outstanding liabilities or contingencies related to its previous operations there. However, there remains a remote possibility that a future claim may exist for which the company is not aware.

Legal Action Under Arbitration - The Company has been pursuing legal action under arbitration to recover aircraft under lease to a third party and the related unpaid lease payments. Three of five aircraft were recovered by October 31, 2004. The two remaining aircraft were recovered in November 2004. The Company has received a judgment dated February 17, 2005 against the third party in the amount of $1,037,321 and is pursuing collection of the judgment. At October 31, 2005, the Company has recorded a bad debt allowance of $941,621 to offset the receivable balance related to these aircraft, leaving the deposit of $95,700 on the Balance Sheet. The company does not anticipate any additional funds to be collected and the bad debt has been accrued for.

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

The Company operates its aircraft under a certificate which allows it to accumulate time between overhauls (TBO) in excess of manufacturer's recommendations. The Company regularly inspects its engines. A majority of the engines used by the Company have accumulated TBO in excess of manufacturer's recommendations, under this Federal Aviation Administration regulation.

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

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17   GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company experienced a significant loss from operations during the years ended October 31, 2005 and 2004, which resulted in part from a receivable related to the leasing of aircraft that became uncollectible, the operations of Alpine Air, Chile, and the decreased volume in the USPS contracts, both in Hawaii and on the mainland US. The Company also has current liabilities in excess of current assets. While these losses and working capital deficiency raise concern about the ability of the Company to continue as a going concern, management has developed and implemented plans to alleviate losses and the working capital deficiency. These plans include obtaining new USPS contracts in Hawaii (effective December 5, 2005 and January 28, 2006) the redeployment of aircraft to reduce the Company's costs of chartering aircraft, the discontinuation of the operations of Alpine Air Chile S.A., significant reductions in administrative costs, and the postponement of payments on the related party notes payable and the dividends on preferred stock.

NOTE 18   DISCONTINUED OPERATIONS

As of October 2005, the Company has terminated all business operations in Chile. The financial activity for that period is reflected as a single line item under Discontinued Operations. See Note 14 (Segment Information).

Item 2.   Management's Discussion and Analysis or Plan of Operation.

General.
--------

     Alpine Aviation Inc. provides air cargo transportation services in the United States in Hawaii, Montana, Texas, and North and South Dakota. We also operated a limited passenger service in Chile until 2005. At the end of April 2004, we began operating in Hawaii after receiving the contract awarded there by the U.S. Postal Service ("USPS"). While the USPS is our primary customer, we have begun offering package delivery services for local businesses between the islands in Hawaii.

     In addition to air cargo transportation, the Company leases aircraft to other cargo carriers, provides maintenance service on aircraft owned or operated by third parties, and operates a First Officer Training Program.

     During the three months ended April 30, 2006, cargo volumes declined from the same period last year. This decline comes as a direct result of the new contracts in Hawaii and from declining weights of mail on the mainland routes. Actual weights carried by the Company this quarter in 2006 were 2,966 tons as compared to 5,955 tons in the same quarter last year.

The previous contracts with the USPS in Hawaii were for mail service to all of the islands, as compared to the new contracts awarded in December 2005 and January 2006 which represent a smaller share of the island service. The Company is also providing additional charter flights for cargo within the Hawaiian Islands. Although we are experiencing lower cargo volumes, our current mail contracts in Hawaii are providing significantly greater revenue per pound than our previous contracts. The financial impact of the increased rate per pound for the new Hawaii contracts coupled with re-deployment of aircraft from Hawaii to the mainland has allowed the Company to upgrade its financial outlook, significantly reducing costs and increasing profitability.

     The Company continues to experience rising costs associated with fuel, insurance, contract labor costs, interest rates and professional services fees. These costs along with the need to continue maintenance and repair of our aircraft place a strong demand on our cash resources. The Company is in the process of securing fuel contracts that will allow better control of fuel costs.

     The Company has recently submitted competitive bids to the USPS for expiring contract routes in Montana, South Dakota, and Texas. No new contracts have been tendered yet as of the date of this filing.

Liquidity and Capital Resources
-------------------------------

April 30, 2006 and October 31, 2005
-------------------------------------

     The Company has a working capital position on April 30, 2006 of $(833,212), as compared to $(803,175) on October 31, 2005. The decrease in working capital of $30,037 is attributed primarily to the rise in obligations associated with the costs of operating the business on a daily basis such as fuel, aircraft maintenance, and ground handling as compared to the working capital that was generated from mail contracts during the same period last year. However, the current working capital position would have been a positive $630,096 had it not been for $1,463,308 in related party notes payable which moved from long term to short term since the same quarter last year.


     During the quarterly period ended April 30, 2006, we experienced a net profit of $450,596. While this is a significant improvement over the same period last year (a net loss of $753,603), we continue to take steps to manage and monitor operating expenses for all Company operations in order to continue improving profits. The Company continues to diversify its client base and better utilize its assets and operations.

Results of Operation.
---------------------

    Three months ended April 30, 2006 and 2005.
    ---------------------------------------------

     During the quarter ended April 30, 2006, we had a net profit (after taxes) of $450,596 with a net profit available to shareholders of $123,096 or less than $0.01 per share. This compares to a net loss (after taxes) of $(753,603), with a net loss available to shareholders of $(1,081,103) or $(0.03) per share for the quarter ended
April 30, 2005.

     Revenue for the quarter ended April 30, 2006, was $3,725,078. This represents an decrease in total revenue of approximately 16% from revenues of $4,483,101, during the same period in 2005. This decrease in revenue is primarily due to the reduced weight flown under the new Hawaii USPS contracts. However, although lower weights are being carried under the new contracts, the revenue per pound has significantly increased, improving overall profitability.

     Total direct costs were $3,099,041 in the quarterly period ended April 30, 2006, as compared to $5,167,066 in the same period for the prior year. While the costs of labor, fuel, insurance and ground handling fees are significantly higher this year, the overall reduction of actual flights and their associated costs have contributed to lower costs overall. During 2005 the Company had been required to secure other charters in order to cover all of its routes. During this quarter, the Company was able to re-deploy its own aircraft to meet these needs, significantly reducing costs related to charters.

     Operating expenses were reduced from $381,599 during the quarter ended April 30, 2005, to $280,563 during the quarter ended April 30, 2006.
These reductions were primarily due to the Company's active pursuit of lowering administrative expenses incurred to support operational activities.

     During the quarter ended April 30, 2005 interest income fell by $225 from the same quarter last year due to smaller amounts available to earn interest. Interest expense increased $61,299 over the same period last year. The increase is primarily due to rising interest rates on notes payable related to the acquisition of the Company's aircraft.

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

Item 3.   Controls and Procedures.

     As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls for financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

                                         ALPINE AIR EXPRESS, INC.


Date: 6/13/2006                          By: /s/ Eugene R. Mallette
      ---------                             ------------------------
                                            Eugene R. Mallette, Chief
                                            Executive Officer and Director


Date: 6/13/2006                             /s/ Don T. Squire Jr.
      ---------                             ------------------------
                                            Don T. Squire Jr., Chief Financial
                                            Officer


Date: 6/13/2006                             /s/ Max A. Hansen
      ---------                             ------------------------
                                            Max A. Hansen, Secretary/Treasurer
                                            and Director


Date: 6/13/2006                             /s/ Joseph O. Etchart
      ---------                             ------------------------
                                            Joseph O. Etchart,
                                            Chairman/Director


Date: 6/13/2006                             /s/ Kenneth D. Holliday
      ---------                             ------------------------
                                            Kenneth D. Holliday, Director