Form 10QSB
period 2006-07-31
ALPINE AIR EXPRESS INC/DE
filed 2006-09-13
CIK 1092807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                      Washington D.C. 20549

                           Form 10-QSB

[ ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended July 31, 2006

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
Yes [X]     No [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act). Yes    No X
                                       ---   ---

            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                              Not applicable.


                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                              July 31, 2006

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

                          July 31, 2006

           ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES



      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                            CONTENTS




                                                                     PAGE


             Unaudited Condensed Consolidated Balance Sheet at     F-2 - F-3
                July 31, 2006

             Unaudited Condensed Consolidated Statements of
               Operations for the three and nine months ended
               July 31, 2006 and 2005                              F-4 - F-5

             Unaudited Condensed Consolidated Statements of
               Comprehensive Income for the three and nine
               months ended July 31, 2006 and 2005                       F-6

             Unaudited Condensed Consolidated Statements of
               Cash Flows, for the nine months ended
               July 31, 2006 and 2005                              F-7 - F-8


             Notes to Unaudited Condensed Consolidated Financial
               Statements                                         F-9 - F-22

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

         UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                             ASSETS

                                                                 July 31,
                                                                   2006
                                                               -----------


CURRENT ASSETS:
   Cash and cash equivalents                                   $   136,794
   Trade accounts receivable, net                                1,978,509
   Inventories                                                   1,160,383
   Prepaid expenses                                              1,073,989
   Deposits                                                         12,100
   Deferred tax asset, current                                     136,458
                                                               ___________
   Total Current Assets                                          4,498,233

PROPERTY AND EQUIPMENT, net                                     16,113,574

OTHER ASSETS                                                       255,000

DEFERRED TAX ASSET, long-term                                    1,916,496
                                                               ___________
                                                              $ 22,783,303
                                                              ============



                          [Continued]

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

         UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                          [Continued]

               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 July 31,
                                                                   2006

                                                              ------------
CURRENT LIABILITIES:
   Trade accounts payable                                     $  1,931,705
   Accounts payable related party                                    2,000
   Accrued liabilities                                             572,635
   Current portion of notes payable                              1,537,251
   Current portion of notes payable   related party                305,473
                                                              ------------
   Total Current Liabilities                                     4,349,064

DEFERRED GAIN ON SALE OF ASSETS                                    489,137

NOTES PAYABLE, net of current portion                            4,123,434

NOTES PAYABLE   RELATED PARTY, net of current portion            1,194,092

DIVIDENDS PAYABLE                                                1,553,370
                                                              ------------
   Total Liabilities                                            11,709,097
                                                              ------------

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value, 1,000,000 shares
   authorized, none issued and outstanding                               -
   Preferred stock of subsidiary, $9.104 stated value,
   1,000,000 shares authorized, 1,000,000 issued and
   outstanding                                                   9,104,000
   Discount on preferred stock of subsidiary                    (1,705,818)
   Common stock, $.001 par value, 100,000,000 shares
   authorized, 36,271,467 shares issued and outstanding             36,271
   Additional paid-in capital                                    2,198,452
   Stock Subscription Receivable                                  (326,043)
   Retained earnings                                             1,767,344
                                                              ------------
   Total Stockholders' Equity                                   11,074,206
                                                              ------------
                                                              $ 22,783,303
                                                              ============


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   For the Three           For the Nine
                                   Months Ended            Months Ended
                                     July 31,                July 31,
                            -----------------------  -----------------------
                               2006          2005        2006         2005
                            ----------  -----------  ----------- -----------
OPERATING REVENUE:
   Operations               $3,850,942  $ 5,460,572  $15,532,842 $14,722,591
   Public services              54,031      (91,245)      93,662     342,413
                            ----------  -----------  ----------- -----------
   Total Operating Revenues  3,904,973    5,369,327   15,626,504  15,065,004
                            ----------  -----------  ----------- -----------
DIRECT COSTS:
   Operations                3,106,575    4,012,459    2,473,256  11,826,602
   Public services              13,685    1,738,709       57,454   4,048,301
                            ----------  -----------  ----------- -----------
   Total Direct Costs        3,120,260    5,751,168   12,530,710  15,874,903
                            ----------  -----------  ----------- -----------
   Gross Profit                784,713     (381,841)   3,095,794    (809,899)
                            ----------  -----------  ----------- -----------
OPERATING EXPENSES:
   General and administrative  316,135      399,972    1,112,120   1,163,051
   (Gain) loss on disposal of
   assets                            -      352,177     (594,586)     352,177
                            ----------  -----------  ----------- -----------
   Total Operating Expenses    316,135      752,149      517,534   1,515,228
                            ----------  -----------  ----------- -----------
Operating Income (Loss)        468,578   (1,133,990)   2,578,260  (2,325,127)
                            ----------  -----------  ----------- -----------
OTHER INCOME (EXPENSE):
   Interest income                 814        1,542        4,800      17,952
   Interest expense           (173,489)    (141,065)    (464,467)   (370,519)
   Realized gain (loss) on
   marketable securities             -            -            -     (30,578)
   Other income (expense)            -            -            -          (4)
   Gain (loss) on foreign
   currency translation              -       (2,313)           -      (2,210)
                            ----------  -----------  ----------- -----------
   Total Other Income
   (Expense)                  (172,675)    (141,836)    (459,667)   (385,359)
                            ----------  -----------  ----------- -----------
INCOME (LOSS) BEFORE TAXES     295,903   (1,275,826)   2,118,593  (2,710,486)

  Current income tax expense
  (benefit)                          -            -            -           -
  Deferred income tax expense
  (benefit)                     61,482     (466,346)     811,565    (978,560)
                            ----------  -----------  ----------- -----------
NET INCOME (LOSS)           $  234,421  $  (809,480) $ 1,307,028 $(1,731,926)
                            ----------  -----------  ----------- -----------

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                          [Continued]

                                   For the Three           For the Nine
                                   Months Ended            Months Ended
                                     July 31,                July 31,
                            -----------------------  -----------------------
                               2006          2005        2006         2005
                            ----------  -----------  ----------- -----------
NET INCOME (LOSS)           $  234,421  $  (809,480) $ 1,307,028 $(1,731,926)
                            ----------  -----------  ----------- -----------
DIVIDENDS:
   Dividends declared and
   amortization of preferred
   stock discount analogous
   to a preferred stock
   dividend                   (327,500)    (327,500)    (982,500) (2,128,748)
                            ----------  -----------  ----------- -----------
NET (LOSS) AVAILABLE TO
  COMMON SHAREHOLDERS       $  (93,079) $(1,136,980) $   324,528 $(3,860,674)
                            ----------  -----------  ----------- -----------
NET (LOSS) PER COMMON SHARE
   Basic                    $     (.00) $     (0.03) $       .01 $     (0.12)
   Diluted                  $      N/A  $       N/A  $       N/A $       N/A
                            ----------  -----------  ----------- -----------


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
                      COMPREHENSIVE INCOME

                                   For the Three           For the Nine
                                   Months Ended            Months Ended
                                     July 31,                July 31,
                            -----------------------  -----------------------
                               2006          2005        2006         2005
                            ----------  -----------  ----------- -----------
NET INCOME (LOSS)           $  234,421  $  (809,480) $ 1,307,028 $(1,731,926)
                            ----------  -----------  ----------- -----------
OTHER COMPREHENSIVE INCOME (LOSS):

  Unrealized gain (loss) on
  securities arising during
  the period, net of tax             -            -            -     (12,446)

  Plus reclassification
  adjustment for losses
  included in net income             -            -            -      30,578

  Foreign currency
  translation gain (loss)            -      (23,339)           -     (17,267)
                            ----------  -----------  ----------- -----------
COMPREHENSIVE INCOME (LOSS) $  234,421  $  (832,819) $ 1,307,028 $(1,731,061)
                            ----------  -----------  ----------- -----------


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For the Nine
                                                         Months Ended
                                                           July 31,
                                                     2006           2005
                                                -----------   ------------
Cash flows from operating activities:
Net income (loss)                               $ 1,307,028   $ (1,731,926)
                                                -----------   ------------
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
   Realized gain (loss) on marketable securities          -        (30,578)
   Realized Gain on sale of fixed assets           (594,586)             -
   Deferred tax expense (benefit)                   811,565       (978,560)
   Depreciation and amortization                  1,124,687      1,008,611
   Change in allowance for bad debt              (1,200,614)       (50,085)
   Stock issued for services                        206,625              -

Changes in operating assets and liabilities:
   Trade accounts receivable                      1,668,724       (582,909)
   Trade accounts receivable   related party         95,700              -
   Employee Receivable                                    -         52,878
   Inventories                                     (351,430)      (222,891)
   Income taxes receivable                          103,297         91,900
   Deposit                                           42,900        100,000
   Prepaid expenses                                (409,109)      (400,095)
   Trade accounts payable                        (1,411,595)     1,275,255
   Accrued expenses                                (244,921)       146,535
   Deferred Revenue                                       -        (52,878)
   Refundable deposits                              (95,700)       (46,023)
   Deferred gain amortization                      (131,046)      (131,047)
                                                -----------   ------------
     Total adjustments                             (385,503)       180,113
                                                -----------   ------------
        Net cash provided by (used in)
        operating activities                        921,525     (1,551,814)
                                                -----------   ------------
Cash flows from investing activities:
Proceeds from sale of marketable securities               -        255,494
Proceeds from sale of property and equipment        682,750              -
Purchase of property and equipment                 (477,689)       922,116
Other assets                                        (86,846)        (3,348)
                                                -----------   ------------
         Net cash provided by (used in)
         investing activities                       118,215      1,174,262
                                                -----------   ------------
Cash flows from financing activities:
Payment on notes payable                         (1,114,550)      (505,037)
Payment on notes payable   related party           (326,103)      (195,562)
Increase in bank overdraft                                -        172,648
Proceeds from Notes Payable - related party          50,000        150,000
                                                -----------   ------------
         Net cash provided by (used in)
         financing activities                    (1,390,653)      (377,951)
                                                -----------   ------------
Effect of exchange rate changes                           -         35,400
                                                -----------   ------------

                           [Continued]

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES
    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           [Continued]


                                                         For the Nine
                                                         Months Ended
                                                           July 31,
                                                     2006           2005
                                                -----------   ------------
Net change in cash and cash equivalents            (350,913)      (720,103)

Beginning cash and cash equivalents                 487,707        806,379
                                                -----------   ------------
Ending cash and cash equivalents                $   136,794   $     86,276
                                                -----------   ------------

                                                         For the Nine
                                                         Months Ended
                                                           July 31,
                                                     2006           2005
                                                -----------   ------------
Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest                                     $   568,544   $    369,938
   Income taxes                                 $         -   $          -

Non-cash investing and financing activities:

For the nine months ended July 31, 2006:

The Company had preferred dividend expense of $982,500 which is comprised of $443,820 in dividends payable and $538,680 of amortized discount on preferred stock analogous to a preferred stock dividend.

In November 2005 the company issued 60,000 shares of common stock as part of an employment agreement. The stock was valued at $11,000 or approximately $0.1834 per share.

In December 2005 the Company issued 2,845,467 shares of common stock for services to be rendered over a 2-year period. The stock was valued at $521,668 or approximately $0.1834 per share. The Company has received services to date valued at $195,625.

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

Principles of consolidation   The condensed consolidated financial statements
include the accounts and operations of Alpine Air Express, Inc., its wholly-owned subsidiary Alpine Aviation, Inc. and Alpine Air Chile S.A., which is a 85% percent owned by the Company as of July 31, 2006 and 2005 (together referred to as the Company). Further, the net loss for Alpine Air Chile, S.A. for the periods ended July 31, 2006 and 2005 applicable to the 15% non-controlling interest were not allocated to the non-controlling interests as there is no obligation of the non-controlling interests to share in such losses. All material inter-company transactions and accounts have been eliminated in the consolidation.

Cash and cash equivalents - The Company considers demand deposits at banks and money market funds at other financial institutions with an original maturity of three months or less to be cash equivalents. At July 31, 2006, the Company had cash balances in excess of federally insured limits in the amount of $245,667.
..
Common Stock Split - During January 2006, the Company effected a 3-for-1 forward stock split. The financial statements have been restated for all periods presented, to reflect the stock split.

Other assets - At July 31, 2006, the Company had three restricted cash time deposits totaling $255,000 held as collateral for operating leases and is included in other assets. (See Note 5)

Marketable securities - The Company classifies its marketable securities as available-for-sale. These marketable securities consist of corporate equity securities that are stated at market value. Unrealized gains and losses on available-for-sale securities which are considered temporary in nature are reflected as other comprehensive income (losses), net of tax, in stockholders' equity. Unrealized losses on available-for-sale securities which are not considered temporary in nature using the specific identification method are included in operations. Realized gains and losses on all marketable securities are included in operations and are derived using the specific identification method for determining the cost of securities sold. It is the Company's intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, all marketable securities are classified as current assets.

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

Property and equipment - Provision for depreciation for financial reporting purposes of property and equipment is computed on the straight-line method over their estimated useful lives ranging from three to forty years. (See Note
5)

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

NOTE 2 - TRADE ACCOUNTS RECEIVABLE


  Trade accounts receivable consist of the following at:
                                                         July 31,
                                                          2006
                                                     --------------
       Trade accounts receivable                     $    2,006,509
       Less allowance for doubtful accounts                 (28,000)
                                                     --------------
                                                     $    1,978,509
                                                     ==============

Bad debt (recovery) expense for the three months ended July 31, 2006 and 2005 was $(107,221) and $0, respectively.

Bad debt (recovery) expense for the nine months ended July 31, 2006 and 2005 was $0 and $50,085, respectively.


NOTE 3 - PREPAID EXPENSES

  Prepaid expenses consist of the following at:
                                                          July 31,
                                                           2006
                                                     ---------------
   Prepaid expenses and credits                      $       448,070
   Prepaid other taxes                                       625,919
                                                     ---------------
                                                     $     1,073,989
                                                     ---------------

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVENTORIES

  The composition of inventories is as follows at:
                                                         July 31,
                                                          2006
                                                     ---------------
   Aircraft parts                                    $     1,237,622
   Fuel                                                       10,761
   Shrinkage Allowance                                       (88,000)
                                                     ---------------
                                                     $     1,160,383
                                                     ---------------

The Company established an allowance for obsolete inventory of $88,000 for the nine months ended July 31, 2006.

NOTE 5   PROPERTY PLANT & EQUIPMENT

Property and equipment consists of the following at:

                                                           July 31,
                                         Estimated life      2006
                                            In years     ___________

        Building and improvements           10 - 40       $1,268,013
        Spare aircraft engines               7 - 10          342,500
        Aircraft                               15         18,010,208
        Engines                              7 - 10          447,750
        Equipment                            3 - 10          153,236
        Furniture and fixtures               3 - 10          333,665
        Vehicles                             5 -  7          147,736
                                                         -----------
                                                          20,703,108

        Less: Accumulated depreciation and amortization   (4,589,534)
                                                         -----------
                                                         $16,113,574
                                                         -----------

Depreciation expense amounted to $1,124,686 and $1,155,301 for the nine months ended July 31, 2006 and 2005, respectively.

All of the Company's aircraft are held as collateral on various notes payable at July 31, 2006 and 2005.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5   PROPERTY PLANT & EQUIPMENT [CONTINUED]

Sales/Leasebacks - In April 2004, the Company entered into a sale/leaseback agreement with a third party, wherein, the Company sold an aircraft for $650,000 and entered into an operating lease (See Note 6). The Company has recorded a deferred gain of $355,716 which will be amortized over the life of the lease as an offset to lease expense. In addition, $80,000 of the proceeds from this sale are invested in a time deposit as collateral on the lease. These funds are recorded as a restricted time deposit on the Company's records.

In June 2004, the Company entered into a sale/leaseback agreement with a third party, wherein, the Company sold an aircraft for $650,000 and entered into an operating lease. The Company has recorded a deferred gain of $517,929 which will be amortized over the life of the lease as an offset to lease expense.
In addition, $80,000 of the proceeds from this sale are invested in a time deposit as collateral on the lease. These funds are recorded as a restricted time deposits on the Company's records.

In April 2006, the company entered into a sale/leaseback agreement with a third party, wherein, the Company sold an aircraft for $675,000 and entered into a six month operating lease. The Company has recorded a gain on the sale of the aircraft during the second quarter of 2006 in the amount of $594,586. There is no continuing commitment on the part of the Company to continue the operating lease beyond six months. In addition, $95,000 of the proceeds from this sale are invested in a time deposit as collateral on the lease. These funds are recorded as a restricted time deposits on the Company records.


NOTE 6 - OPERATING LEASES

On March 20, 2001, the Company entered into a 30-year lease agreement with two five-year extension options for real property at the Provo, Utah Airport. The Company also leases a hangar in Billings, Montana at the Logan International Airport. The lease is for a term of five years ending October 31, 2007. These operating lease agreements contain scheduled rent escalation clauses based on changes in the consumer price index that are being amortized over the term of the lease using the straight-line method.

In addition to the operating leases reported above, the Company has two revocable permits (month-to-month leases) with the State of Hawaii, Department of Transportation to use hangar and office space for its air cargo operations. The permits are renewed on an annual basis.

Future minimum lease payments for the years ending July 31, are as follows:

          2006                                  $    27,683
          2007                                       14,422
          2008                                       10,001
          2009                                       10,001
          2010                                       10,001
          Thereafter                                204,187
                                                -----------
                                                $   276,295

Total Rental expense for the nine month period ending July 31, 2006 was $90,172.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - OPERATING LEASES [CONTINUED]

Aircraft - In April and June of 2004 and again in April of 2006, the Company entered into certain sale/leaseback agreements (See Note 5). The Company has agreed to lease two aircraft for sixty months. It has also agreed to lease a third aircraft for six months. The Company is also required to pay into an engine reserve for each aircraft based on the aircraft's actual flight time.

Future minimum lease payments are as follows for the periods ending July 31:


          2006                                  $   289,500
          2007                                      264,000
          2008                                      264,000
          2009                                       33,000
                                                -----------
                                                $   850,500
                                                -----------

Total Lease expense for the nine month period ending July 31, 2006 was
$256,550

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company performed maintenance and certain qualified repairs on an aircraft owned by a related party. The Company charges the related party cost plus ten percent markup on all parts and a fixed rate of $55 per hour for labor. Total related party sales and cost of sales related to aircraft maintenance are as follows for the nine months ended July 31:


                                                2006          2005
                                            -----------   -----------

   Total related party sales                $     9,717   $         -
   Total related party cost of sales              8,329             -
                                            -----------   -----------
   Gross margin on related party
     transactions                           $     1,388   $         -
                                            -----------   -----------

At July 31, 2006 and 2005, the Company had a receivable of $0 and $0, respectively, related to these repairs, reported under accounts receivable-related parties on the balance sheet.

Personal Guarantee - The Company's major shareholder/officer has personally guaranteed loans which are also collateralized by certain aircraft of the Company. (See Notes 5 and 8)

Aircraft Purchase - In December 2003, the Company acquired 16 aircraft from an entity related to an officer and majority shareholder of the Company for $9,900,000. The consideration paid included $9,104,000 in preferred stock of the Company's subsidiary Alpine Aviation, Inc. and the assumption of the underlying debt on the aircraft totaling $709,981. The remaining $86,019 is recorded as a payable to the entity related to an officer and majority shareholder of the Company. As the aircraft were purchased from a related party they have been recorded at their carryover basis of $4,111,485. A discount on preferred stock in the amount of $3,591,195, net of tax effect of $2,197,320, has been recorded and is being amortized as dividends over a five year period. The preferred stock provides for monthly dividends at an annual rate of 6.5%, and is not convertible. The Company can redeem the subsidiary's preferred stock any time and the entity related to an officer and majority shareholder of the Company can call for redemption of the subsidiary's preferred stock any time after December 31, 2008.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS (CONTINUED)

Notes Payable - Related Party - In connection with the purchase of the aircraft the Company issued a note to an entity related to an officer and majority shareholder of the Company in the amount of $1,476,381. The note payable dated July 31, 2003, bears an interest rate of 6.5% and called for payments of $33,624 due for 14 monthly installments with the balance due November 1, 2004. The entity related to an officer and majority shareholder of the Company previously agreed to forestay future payment until required by the note's balloon payment which was due November 1, 2004 but later agreed to defer all payments of principal, interest and balloon payments until November 1, 2006. Subsequently, all unpaid and accrued interest and the remaining principal balance was rolled into a new note at 6.5% interest and a 5-year term. On July 31, 2006 the balance of this note was $812,154.

In connection with the purchase of aircraft during 2004 from an entity related to an officer and majority shareholder of the Company, the Company has entered into a Note Payable in the amount of $86,019. This note bears interest at 6.5%. The note holder had agreed to defer all payments of principal and interest until November 1, 2006. Subsequently, all unpaid and accrued interest and the remaining principal balance was rolled into a new note at 6.5% interest and a 5-year term. On July 31, 2006 the balance of this note was $98,785.


During May 2004, lease payments due to an entity related to an officer and majority shareholder of the Company in the amount of $667,115 were converted into a demand note payable with interest to accrue at six and one-half (6.50%) percent on the principal balance. No principal or interest payments were required to be paid until November 1, 2006. Subsequently, all unpaid and accrued interest and the remaining principal balance was rolled into a new note at 6.5% interest and a 5-year term. On July 31, 2006 the balance of this note was $538,626.

On July 17, 2006 an officer and majority shareholder advanced the Company $50,000 as a short-term working capital note. This note has a 30-day term and carries a 10.25% interest rate. On July 31, 2006, the balance of this note was $50,000.

     The following is a summary of notes payable to related parties at July 31, 2006:

                         Notes payable - related party     $ 1,499,565

                         Less current portion                 (305,473)
                                                           -----------
                         Long-term portion                 $ 1,194,092
                                                           -----------

       The estimated aggregate maturities required on notes payable-related party for each of the individual years at July 31, 2006 are:

                         2007                $   305,473
                         2008                    269,770
                         2009                    288,095
                         2010                    307,666
                         2011                    328,562
                                             ___________
                                   Total     $ 1,499,565
                                             ===========

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8   LONG TERM DEBT

Notes payable arose from the purchase of aircraft during July and December 2003 [See Note 5] and consisted of the following at:

                                                                     July 31,
                                                                      2006
                                                                 ------------
  Note payable, assumed at July 31, 2003 with a balance of
  $1,136,160, due March 28, 2007. Interest rate of Lender Prime
  + 1% or 10.25% at July 31, 2006. Secured by 1984 Beech 1900 C,
  Reg #N-194GA. Personally guaranteed by an officer/shareholder.     $368,868

  Note payable, $2,750,000, assumed at July 31, 2003 with a
  balance due of $2,085,407, due December 28, 2008. Interest rate at Lender's prime rate or 6.0% at July 31, 2006. Secured by
  1900C, Reg # N-198GA and N-172GA. Personally guaranteed by an
  officer/shareholder.                                              1,306,229

  Note payable, assumed at July 31, 2003 with a balance of
  $3,850,000, due September 29, 2007. Interest rate of Lender
  Prime or 6.0% at July 31, 2006. secured by 1900C, Reg # N-154GA,
  N-1195GA, and 153GA. Personally guaranteed by an officer/
  shareholder.                                                      2,362,500

   Note payable, issued April 12, 2004 for $598,713 due April 11,
   2009.  Interest rate of Lender Prime + 1% or 10.25% at July 31,
   2006.  Secured by 2 Beech 99's, Reg # N-955AA and N-99GH.
   Personally guaranteed by an officer/shareholder.                   373,633

   Note payable, issued July 20, 2004 for $1,005,000 due August 5,
   2009.  Interest rate of Lender Prime + 1% or 10.25% at July 31,
   2006.  Secured by 2 Beech 1900C's, Reg # N-410UB and N-17ZV.
   Personally guaranteed by an officer/shareholder.                   704,955

   Note payable, April 2005 5-year note for $649,554 due May 2010.
   Interest rate of Lender Prime + 1% or 10.25% at July 31, 2006.
   Secured by aircraft.  Personally Guaranteed by an officer/
   shareholder.                                                       544,500
                                                                  -----------
                                                                    5,660,685
                                     Less current portion          (1,537,251)
                                                                  -----------
                                     Long-term portion            $ 4,123,434
                                                                  ===========

The estimated aggregate maturities required on long-term debt for each of the individual years at July 31, 2006 are as follows:

                   2007       $ 1,537,251
                   2008         1,270,542
                   2009         1,282,033
                   2010         1,073,786
                   2011           497,073
                   Thereafter           -
                              -----------
                              $ 5,660,685
                              -----------

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - RECEIVABLE FROM MINORITY INTEREST

In May 2002, the Company completed expansion of cargo air carrier operations and established an eighty-five-percent owned foreign subsidiary, Alpine Air Chile S.A. (Chile), headquartered in Santiago, Chile. There were no revenues for the fiscal year 2002, as actual flight operations of Chile did not commence until after October 31, 2002. Operations of Alpine Air Chile S.A. ceased in August 2005. The net loss for Alpine Air Chile, S.A. for the periods ended July 31, 2006 and 2005 applicable to the 15% non-controlling interest were not allocated to the non-controlling interests as there is no obligation of the non-controlling interests to share in such losses.

NOTE 10   STOCKHOLDERS EQUITY

Common Stock - The Company is authorized to issue 100,000,000 shares of $.001 par value common stock. As of July 31, 2006, 36,271,467 shares are issued and outstanding.

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

Preferred Stock - The Company is authorized to issue 1,000,000 shares of $.001 par value preferred stock with such rights and preferences and in such series as determined by the Board of Directors at the time of issuance. No shares are issued or outstanding as of July 31, 2006.

Preferred Stock Subsidiary - The Company's subsidiary Alpine Aviation, Inc. is authorized to issue 1,000,000 shares of preferred stock with a stated value of $9.104. At July 31, 2006, 1,000,000 shares are issued and outstanding. The preferred stock provides for monthly dividends at an annual rate of 6.5%, and is not convertible. The Company can redeem the subsidiary's preferred stock any time and the entity related to an officer and majority shareholder of the Company can call for redemption of the subsidiary's preferred stock any time after December 31, 2008. The Company has entered into an agreement with the holder of the preferred stock to postpone payment of the dividends on the stock until November 1, 2006. However, the dividends will continue to accrue and are presented as a long-term liability on the balance sheet.

Stock Option Plan - In August 2001, the stockholders approved the adoption of an equity incentive plan. The plan allows the Company to issue incentive stock options (ISO's), non-statutory stock options and restricted shares to employees, directors, and consultants of the Company. Annually, commencing January 2002, the aggregate number of shares of the Company's common stock available for award under the plan shall increase by the lesser of 250,000 or seven percent of the outstanding stock less the number of shares previously authorized for the plan, respectively. As of July 31, 2006, a total of 1,020,000 shares, of the Company's common stock have been reserved for issuance under the plan. At July 31, 2006, 819,494 options are available for issuance under the plan. After August 18, 2011, the plan terminates and no further options may be granted. The exercise price of options granted under the terms of the plan must not be less than 100% of the fair market value of the shares as of the date of grant. Additionally, no individual may be granted more than 100,000 options in any given year. All options issued under the plan are exercisable for ten years and vest after two years. The Company has not received and does not intend to request a determination from the Internal Revenue Service that the options issued under the plan will qualify under the Code for treatment as qualified incentive stock options.

           ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCKHOLDERS EQUITY [CONTINUED]

The Company previously adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). During 2006, the Company issued options to purchase 325,000 shares of common stock to employees and directors. No options were issued during 2005.

The fair value of these new options was estimated at the date of grant using the Black-scholes option-pricing model with the following weighted-average assumptions, an interest rate of five and 09/100 percent for the period ended July 31, 2006; expected life is ten years for the outstanding options. It is assumed that no dividends will be paid during the periods of calculation. At July 31, 2006, volatility is calculated to be forty-four, resulting in a respective weighted-average fair value per option of $0.23. Option pricing models require the best-input assumptions available were used to value the options and management believes the resulting option values are reasonable.

A summary of the status of the options outstanding under the Company's stock option plans at July 31, 2006, and October 31, 2005 is presented below:

                                      July 31, 2006       October 31, 2005
                             -------------------------------------------------
                                     Weighted Average         Weighted Average

                             Shares    Exercise Price  Shares   Exercise Price
                             -------   --------------  -------  --------------
Outstanding at beginning of
period                       544,494         $2.53     548,295         $2.53
Granted                      325,000          0.50           -             -
Exercised                          -             -           -             -
Forfeited                          -             -      (3,801)            -
Expired                            -             -           -             -
                             -------   --------------  -------  --------------
Outstanding at end of Period 869,494         $1.75     544,494         $2.53
                             -------   --------------  -------  --------------
Weighted average fair value
of options granted during
the year                     325,000         $0.23           -             -
                             -------   --------------  -------  --------------

A summary of the status of the options outstanding under the Company's stock option plans and employment agreements at July 31, 2006 is presented below:

                         Options Outstanding             Options Exercisable
             -----------------------------------------------------------------
                            Weighted        Weighted                 Weighted
Range of                     Average         Average                  Average
Exercise      Number        Remaining       Exercise     Number      Exercise
Prices      Outstanding Contractual Life     Price     Exercisable    Price
----------- ----------- ----------------   ---------   ----------- ----------
$2.50-$2.75     544,494    3.25 years         $2.53        544,494     $2.53
   $0.50        325,000    10.0 years         $0.50            -0-     $0.50

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME (LOSS) PER COMMON SHARE

The following data show the amounts used in computing net income (loss) per common share, for the three and nine months ended July 31:


                                   For the Three           For the Nine
                                   Months Ended            Months Ended
                                     July 31,                July 31,
                            -----------------------  -----------------------
                               2006          2005        2006         2005
                            ----------  -----------  ----------- -----------
Net income (loss) available
to common shareholders      $  (93,079) $(1,136,980) $   324,528 $(3,860,674)

Weighted average number of
common shares used in basic
EPS                         36,271,467   33,366,000   35,828,868  33,366,000

Dilutive effect of stock
options                              -            -            -           -

Weighted average number of
common shares and dilutive
potential common stock used
in diluted EPS              36,271,467   33,366,000   35,828,868  33,366,000

For the nine months ended July 31, 2006 and 2005, 869,494 and 544,494 outstanding options respectively, were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive. During December 2003 the Company issued 1,000,000 series A, 6.5% preferred shares of the Company's subsidiary Alpine Aviation, Inc. with a stated value of $9.104 per share, for the purchase of aircraft. These preferred shares have no voting rights and are not convertible into common stock and thus are not included in the calculations of earnings per share.

NOTE 12 - SEGMENT INFORMATION

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

Financial information summarized by geographic segment for the nine months ended July 31, 2006 are listed below:

                                 Income (loss)     Long-
                                 before income     lived         Total
                      Revenues      taxes        assets, net     assets
                   -----------   -------------   -----------  -----------
  United States    $15,626,504   $   2,118,593   $16,113,574  $22,783,303
  Chile                      -               -             -            -
                   -----------   -------------   -----------  -----------
  Reportable
  segments total   $15,626,504   $   2,118,593   $16,113,574  $22,783,303
                   -----------   -------------   -----------  -----------

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SEGMENT INFORMATION [CONTINUED]

Financial information summarized by geographic segment for the three months ended July 31, 2006 are listed below:

                                 Income (loss)     Long-
                                 before income     lived         Total
                      Revenues      taxes        assets, net     assets
                   -----------   -------------   -----------  -----------
  United States    $ 3,904,974   $     295,903   $16,113,574  $22,783,303
  Chile                      -               -             -            -
                   -----------   -------------   -----------  -----------
  Reportable
  segments total   $ 3,904,974   $     295,903   $16,113,574  $22,783,303
                   -----------   -------------   -----------  -----------


Financial information summarized by geographic segment for the nine months ended July 31, 2005 are listed below:

                                 Income (loss)     Long-
                                 before income     lived         Total
                      Revenues      taxes        assets, net     assets
                   -----------   -------------   -----------  -----------
  United States    $15,065,004   $  (2,638,330)  $17,168,675  $24,201,020
  Chile                      -         (72,156)        1,639       20,985
                   -----------   -------------   -----------  -----------
  Reportable
  segments total   $15,065,004   $  (2,710,486)  $17,170,314  $24,222,005
                   -----------   -------------   -----------  -----------

Financial information summarized by geographic segment for the three months ended July 31, 2005 are listed below:

                                 Income (loss)     Long-
                                 before income     lived         Total
                      Revenues      taxes        assets, net     assets
                   -----------   -------------   -----------  -----------
  United States    $ 5,369,327   $  (1,237,598)  $17,168,675  $24,201,020
  Chile                      -         (38,228)        1,639       20,985
                   -----------   -------------   -----------  -----------
  Reportable
  segments total   $ 5,369,327   $  (1,275,826)  $17,170,314  $24,222,005
                   -----------   -------------   -----------  -----------


NOTE 13   CONCENTRATIONS

U.S. Postal Service Contracts - The Company receives the majority of its revenues from contracts with the U.S. Postal Service (USPS). For the three months ended July 31, 2006 and 2005, the revenues from contracts with the USPS represented 80% and 100% of total revenues, respectively. At July 31, 2006 and October 31, 2005, accounts receivable from the USPS totaled $1,416,198 and $1,724,114, or 71% and 95%, respectively. The contracts currently in effect for USPS routes will expire between November 2006 and July 2009 for mainland US operations and in June 2008 for Hawaii with certain renewal provisions for an additional 2 years on all contracts. The loss of this customer would have a material negative effect on the operations of the Company.

           ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14   COMMITMENTS AND CONTINGENCIES

SCS Contract - On October 27, 2005, the company entered into an agreement with SCS, Inc. to provide certain consulting services over the period of two years in return for 2,845,464 shares of restricted common stock.

Alpine Air Chile - As of October 31, 2005, the Company had discontinued its operations in Chile. The Company is reasonably assured that there are no outstanding liabilities or contingencies related to its previous operations there. However, there remains a remote possibility that a future claim may exist for which the company is not aware.

Lawsuit - The Company has been named in a lawsuit by a former employee for claims of approximately $50,000 related to wrongful termination. The Company has made an offer to settle which was turned down. The plaintiff is not actively pursuing prosecution and the Company believes the case may be dismissed for lack of prosecution.

Lawsuit - The Company has been named in a lawsuit by a former employee who maintains that he is owed approximately $5,000 in wages and other reimbursements. The Company anticipates that this matter will be settled.

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

The Company operates its aircraft under a certificate which allows it to accumulate time between overhauls (TBO) in excess of manufacturer's recommendations. The Company regularly inspects its engines. A majority of the engines used by the Company have accumulated TBO in excess of manufacturer's recommendations, under this Federal Aviation Administration
(FAA) regulation.

An engine overhaul can involve only one section of an engine or may involve multiple sections as well as replacing certain life limited parts within the engine. The typical cost of overhauling just one section versus the entire engine ranges from approximately $25,000 to $160,000. The Company has not made any accruals for the anticipated costs of future engine overhauls.

Sundance Air Bankruptcy   The Company had previously obtained a judgment dated
February 17, 2005 from Sundance Air. The Company recently received notice from the Trustee of the Bankruptcy Court that they were eligible to file an unsecured claim in the case. The Company does not anticipate any additional funds to be collected in the case so the judgment has been written off.


NOTE 15   DISCONTINUED OPERATIONS

As of October 2005, the Company has terminated all business operations in Chile. The financial activity for that period is reflected as a single line item under Discontinued Operations (See Note 12).

Item 2. Management's Discussion and Analysis or Plan of Operation.

General.

Alpine Air Express, Inc., operating through its wholly-owned subsidiary, Alpine Aviation, Inc. provides air cargo transportation services in the United States in Hawaii, Montana, Texas, Washington, and North and South Dakota. While the USPS is our primary customer, we have recently diversified our operations by flying contract routes for United Parcel Service and other cargo operators, both on scheduled routes and on a contingency basis. In addition to air cargo transportation, the company provides maintenance service on aircraft owned or operated by third parties and operates a First Officer Training Program.

During the three months ended July 31, 2006, the Company carried over 2,745 tons as compared to 5,855 tons in the same quarter last year, a decrease of approximately 53%. While there have been significant reductions in gross weights flown, there have also been significant increases in the company's revenues per pound. The Company has also been able to deploy aircraft from less profitable routes that were terminated to new routes with higher profit margins.

During the current quarter, the Company was awarded a contract to provide service for United Parcel Service in Washington State. The Company was also recently awarded new contracts with the USPS for service in Hawaii, Montana and South Dakota. These new contracts will be providing a significant increase in our revenue per pound than the previous contracts. The financial impact of the increased rate per pound for the new USPS contracts coupled with re-deployment of aircraft from Hawaii to the mainland has allowed the Company to upgrade its financial outlook, significantly reducing costs and increasing profitability.

The Company continues to experience rising costs associated with fuel, insurance, contract labor costs, interest rates, and professional services fees. These costs along with the need to continue maintenance and repair of our aircraft place a strong demand on our cash resources. The Company has secured fixed fuel contracts and continues to analyze and modify operations in order to reduce costs even further.

Liquidity and Capital Resources

July 31, 2006 and October 31, 2005

The Company has a working capital position on July 31, 2006 of $149,169, as compared to $(803,175) on October 31, 2005. The increase of $952,344 is attributed primarily to the restructuring of Notes Payable and significant reductions in Accounts Payable. These improvements are reduced somewhat by the continuing rise in obligations associated with the costs of operating the business on a daily basis such as fuel and aircraft maintenance, as compared to the working capital that was generated from mail contracts during the same period.

During the quarterly period ended July 31, 2006, we experienced a net profit before income taxes of $295,903 which is a significant improvement from the same period last year. We continue to take steps to manage and monitor operating expenses for our flight operations in order to support the demanding needs of our business.

Results of Operation.

Three months ended July 31, 2006 and 2005.

During the quarter ended July 31, 2006, we had a net profit before taxes of $295,903 with a net loss available to shareholders of $93,079 or ($0.00) per share, versus a net loss available to shareholders of $1,136,980 or ($0.03) per share, for the quarter ended July 31, 2005.

Revenue for the quarter ended July 31, 2006, was $3,904,974. This represents a decrease in total revenue of over 27% versus revenues of $5,369,327 during the same period in 2005. This reduction in revenue is primarily due to changes in our USPS Hawaii contracts resulting in a reduction in both flights and in weight carried. However, while the overall weights are down, our revenue per pound has substantially increased.

Total direct costs were $3,120,260 in the quarterly period ended July 31, 2006, as compared to $5,751,168 in the same period for the prior year. The significant decline in direct costs is directly attributable to the reduced number of flights in our Hawaii operations combined with operational changes that have been implemented to reduce operating costs. At the same time, the costs of labor, fuel, and insurance are significantly higher this year as a result of our increased operational activities.

Operating expenses decreased nearly 58% from $752,149 during the quarter ended July 31, 2005 to $316,135 during the current quarter ended July 31, 2006. This decrease is attributable to initiatives implemented to reduce overhead and administrative expenses in the US operations that are incurred in support of operational activities.

During the quarter ended July 31, 2006, there has been an increase of $30,839 in other expense from $141,836 in 2005 to the same period in 2006 of $172,675. Interest expense increased $32,424 for the quarter ended July 31, 2006 primarily due to interest rate increases on notes payable for the acquisition of the Company's aircraft.

Nine months ended July 31, 2006 and 2005.

During the nine months ended July 31, 2006, we had a net operating profit before taxes of $2,118,593 with a net profit available to shareholders of $324,528 or $0.01 per share, versus a net loss available to shareholders of $(3,860,674), or ($0.12) per share, for same period ended July 31, 2005.

Revenue for the nine months ended July 31, 2006, was $15,626,504. This represents an increase in total revenue of over 4% versus revenues of $15,065,004 during the same period in 2005. This increase in revenue is due to the a combination of changes that include a significant decrease in contracted flights in our Hawaii operations combined with a significant increase in our revenue per pound under the new contracts.

Total direct costs were $12,530,710 in the nine month period ended July 31, 2006, as compared to $15,874,903 in the same period for the prior year. The resulting 21% decrease in these costs are the direct result of our reduced flight schedule in Hawaii combined with management initiatives which have lowered operating expenses. The costs of labor, fuel, and insurance continue to increase and management continues to effectively manage those costs.

Operating expenses decreased over 65% from $1,515,228 during the nine months ended July 31, 2005, when compared to $517,534 during the same period ended July 31, 2006. The Company continues to develop initiatives to reduce overhead and administrative expenses that are incurred in support of operational activities.

During the nine months ended July 31, 2006, there has been an increase of $74,308 in other expense from $385,359 in the nine months ended July 31, 2005 compared to $459,667 during the same period in 2006. this increase is primarily caused by an increase in interest expense which increased $93,948 for the nine months ended July 31, 2006 from the previous nine months ended July 31, 2005 primarily due to the variable interest rate increases on notes payable.


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

Item 3. Controls and Procedures.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected our internal controls over financial reporting.

                  PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Alpine Air has been named in a lawsuit by a former employee for claims of approximately $50,000 related to wrongful termination. We made an offer to settle which was turned down. The plaintiff is not actively pursuing prosecution and we believe the case may be dismissed for lack of prosecution.

A separate action has been initiated by another former employee seeking approximately $5,000 in back compensation and reimbursements. We have made an offer to settle and do not anticipate this action to proceed to trial.


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

                   ALPINE AIR EXPRESS, INC.



Date: 9/13/2006                          By: /s/ Eugene R. Mallette
      ---------                             ------------------------
                                            Eugene R. Mallette, Chief
                                            Executive Officer and Director


Date: 9/13/2006                             /s/ Don T. Squire Jr.
      ---------                             ------------------------
                                            Don T. Squire Jr.
                                            Chief Financial Officer


Date: 9/13/2006                             /s/ Max A. Hansen
      ---------                             ------------------------
                                            Max A. Hansen, Secretary/Treasurer
                                            and Director


Date: 9/13/2006                             /s/ Joseph O. Etchart
      ---------                             ------------------------
                                            Joseph O. Etchart, Chairman


Date: 9/13/2006                             /s/ Kenneth D. Holliday
      ---------                             ------------------------
                                            Kenneth D. Holliday, Director


Date: 9/13/2006                             /s/Michael Brown
      ---------                             ------------------------
                                            Michael Brown, Director


Date: 9/13/2006                             /s/Ronald L. Pattison
      ---------                             ------------------------
                                            Ronald L. Pattison, Director