Form 10KSB
period 2006-10-31
ALPINE AIR EXPRESS INC/DE
filed 2007-01-29
CIK 1092807

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB
(Mark One)

  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

     For the fiscal year ended October 31, 2006
                               ----------------

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

(1)  Yes [X]  No [ ]  (2)  Yes [X]  No  [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.    [ ]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes    No X

     State issuer's revenues for its most recent fiscal year: $20,156,657
                                                              -----------

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $1,508,194 as of January 19, 2007.


    (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                Not applicable.
                                ---------------

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 19, 2007, the Registrant had 36,271,461 shares of common stock issued and outstanding.

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

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No
[X]

                                    PART I

                      ITEM 1. DESCRIPTION OF BUSINESS

Background
----------

     Alpine Air Express, Inc., a Delaware corporation ("Alpine Air"), is engaged in the air cargo business through its wholly owned subsidiary, Alpine Aviation, Inc., a Utah corporation ("Alpine Aviation"). Alpine Aviation was organized on October 7, 1975, in the state of Utah. Alpine Aviation has been operated by the same management since 1986. Alpine Aviation is an air cargo operator, transporting mail packages and other time-sensitive cargo to more than 20 cities in the western portion of the mainland United States and in the Hawaiian Islands. Alpine Aviation began its operations in the 1970's with the intent of being a regional charter and cargo carrier. After present management acquired control in 1986, Alpine Aviation began to focus less on the charter or passenger services and more on the cargo aspects of the airline industry. Since the 1990's, Alpine Aviation has focused on hauling mail for the United States Postal Service and carrying packages for United Parcel Service because of their favorable contracts, routes and payment practices.
As a result of this focus, approximately 86% of Alpine Aviation's revenues now come from the Postal Service.

     Alpine Air was formed in April, 1994, under the name "Riverside Ventures, Inc." Prior to its acquisition of Alpine Aviation in June, 2000, Alpine Air had no business operations and was actively looking for a business with which to merge or acquire in an effort to create an operation that would provide value to our shareholders.

     On June 12, 2000, Alpine Air, under its former name, entered into an agreement and plan of reorganization with Alpine Aviation, pursuant to which Alpine Air acquired all of the outstanding shares of Alpine Aviation.
Pursuant to the terms of the reorganization, Alpine Air issued 9,895,000 shares of its common stock to the stockholders of Alpine Aviation in exchange for all of the issued and outstanding shares of Alpine Aviation. As a result of the reorganization, Alpine Aviation became a wholly owned subsidiary of Alpine Air. At the time of the reorganization, Alpine Air had 1,000,000 shares of common stock outstanding. Following the reorganization, Alpine Air had 10,895,000 shares outstanding, which was composed of the 1,000,000 shares outstanding prior to the issuance of shares for Alpine Aviation and the 9,895,000 newly issued shares to the Alpine Aviation stockholders. Alpine Air subsequently issued an additional 105,000 shares, bringing the total outstanding shares to 11,000,000 as of 2003. During 2004 and 2005 the Company issued 122,000 shares, bringing the total outstanding shares to 11,122,000 at 2005. In 2006, we effected a 3 for 1 stock split and issued additional shares for compensation during 2006 resulting in a total of 36,271,461 outstanding shares at October 31, 2006. As a result of the reorganization, the management of Alpine Aviation assumed control over Riverside Ventures and changed the company's name from "Riverside Ventures, Inc." to the current name of "Alpine Air Express, Inc." The reorganization has been treated as a "reverse merger," with Alpine Aviation as the surviving entity for accounting purposes and Alpine Air the surviving entity for corporate purposes.

     In May, 2002, Alpine Air formed a subsidiary known as Alpine Air Chile S.A. ("Alpine Air Chile"), which was headquartered in Santiago, Chile. This subsidiary began operations after the end of our 2002 fiscal year. Alpine Air Chile is an 85%-owned subsidiary. The operations of Alpine Air Chile were discontinued during the previous fiscal year (2005)

Routes and Delivery
-------------------

     Alpine Aviation currently has 12 air cargo routes covering 16 cities in four western states in the mainland U.S. and 2 routes covering several of the Hawaiian Islands. Alpine also provides contract cargo charter flights for other carriers and for the public. Most routes are flown every day and some multiple times per day. In fiscal 2006, Alpine Aviation transported 14,451 tons of cargo. The largest component of Alpine Aviation's cargo mix is U.S. mail, which accounted for approximately 86% of our fiscal 2006 revenue.
Alpine Aviation has consistently garnered awards from the U.S. Postal service for timeliness, ranking in the top 10% for on time performance among contract carriers for the U.S. Postal Service ("USPS"). The USPS delivers and picks up all cargo we carry at the aircraft, unless other arrangements are called for separately by the contract. When the USPS delivers and picks up the mail at the side of our aircraft, we are able to reduce our costs significantly.

Alpine currently operates 28 aircraft on two national certificates. The largest aircraft in our fleet is a Beechcraft 1900, which holds approximately 5,400 pounds of cargo. Our other aircraft type is the Beechcraft 99, which hold 3,400 pounds of cargo.

Industry overview
-----------------

     The package delivery and air cargo business has evolved rapidly over the last two decades, driven by the integration of world markets, the rationalization of corporate supply chains and the implementation of enterprise software and internet-based information technology solutions. The ability to provide time-definite delivery options and transfer information increasingly determines success. Customer demands for real-time information processing and worldwide distribution and logistics capabilities favor larger companies with integrated services.

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

     Delivery of packages to a specific destination at a guaranteed time has been the growth engine for the package delivery industry over the past decade. The industry has become increasingly dominated by large integrated carriers such as UPS and FedEx that provide seamless services, including pick-up and delivery, shipment via air and/or road transport and customs clearance. The pace of consolidation in the package delivery industry has increased on a global scale.

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

Employees
---------

     The Company has 113 employees, 56 of which are full time, including 10 in administration and 46 in flight operations, which includes 30 pilots. No employees belong to any labor union or have employment contracts.


                     ITEM 2. DESCRIPTION OF PROPERTIES

     Alpine Air is headquartered in its owned facility located in Provo, Utah. This facility is on leased property at the Provo Municipal Airport. Our hangar consists of approximately 25,000 square feet with attached corporate offices. The hangar and offices have been valued at a cost of approximately $1,200,000.

     The company also leases a 10,403 square foot hangar in Billings, Montana at the Logan International Airport and has permits to lease and use hangar and office space with the State of Hawaii, Department of Transportation for our air cargo operations serving the Hawaiian Islands.

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


     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of stockholders of Alpine Air during the fourth quarter of the fiscal year ended October 31, 2006.

                                PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Alpine Air's common stock is currently quoted on the National Association of Securities Dealers Electronic Bulletin Board under the symbol "APNX" (a change in the previous "ALPE" symbol took place during the current fiscal year). Set forth below are the high and low closing bid prices for our common stock for each quarter. These bid prices were obtained from Pink Sheets, LLC, formerly known as the "National Quotation Bureau, LLC,", and from Yahoo Finance (available on the internet ) All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. These prices retroactively reflect the three-for-one split of our issued and outstanding stock in January, 2006.


Quarter Ended                 High Bid          Low Bid
-------------                 --------          -------

October 31, 2004                $0.22             $0.12

January 31, 2005                $0.16             $0.16

April 30, 2005                  $0.15             $0.13

July 31, 2005                   $0.19             $0.19

October 31, 2005                $0.17             $0.17

January 31, 2006                $0.36             $0.36

April 30, 2006                  $0.50             $0.45

July 31, 2006                   $0.40             $0.40

October 31, 2006                $0.44             $0.44

     We cannot guarantee that the present market for our common stock will continue or be maintained, and the resale of "unregistered" and "restricted" shares pursuant to Rule 144 of the Securities and Exchange Commission may substantially reduce the market price of our common stock.

Holders.
--------

     As of January 19, 2006, there were 36,271,461 post split shares of common stock outstanding held by approximately 433 active holders of record, including broker-dealers and clearing corporations holding shares on behalf of their customers, as reported by the Company's transfer agent. This figure does not include an indeterminate number of stockholders who may hold their shares in street name.

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

In November 2005, the Company issued 60,000 shares of "restricted" common stock to an employee, Don Squire, as part of his compensation package.

In December 2005, 2,845,461 shares of "restricted" common stock were issued to SCS, Inc. in consideration for services rendered.


     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General.
--------

     Alpine Aviation Inc. provides air cargo transportation services in the United States in Hawaii, Montana, Texas, North and South Dakota, and Washington. We previously operated a limited passenger and cargo service in Chile which was discontinued in 2005. At the end of April 2004, we began operating in Hawaii after receiving the contract awarded there by the U.S. Postal Service ("USPS"). While the USPS is our primary customer, we have begun offering package delivery services for local businesses between the islands in Hawaii. In addition to air cargo transportation, the Company provides charter services to other cargo carriers, provides maintenance service on aircraft owned or operated by third parties, and operates a First Officer Training Program.

     During the fiscal year, cargo volumes declined nearly 60% from the prior year. In 2006, the Company carried over 14,451 tons as compared to 24,380 tons in 2005. This dramatic reduction is directly attributable to the January 2006 changes in the Company's Hawaii USPS contract and the resulting decrease in routes flown. While Cargo weights were down significantly, the Company's revenue per pound was also significantly higher.

     Revenues were over $20 million in 2006, a nearly 11% decrease from the $22 million in 2005. The primary decrease in revenues came from our contract changes in the Hawaii USPS contract.

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

     The Company continues to experience rising costs in fuel, insurance, contract labor costs and professional services fees. These costs along with the need to continue maintenance and repair of our aircraft place a strong demand on our cash resources.

     Due to the improved overall financial position of the Company, they are now seeking aggressive growth through expansion in current and new markets and through acquisitions.


Liquidity and Capital Resources
-------------------------------

October 31, 2006 and 2005
-------------------------

     The Company has a working capital position on October 31, 2006 of $707,754, as compared to working capital on October 31, 2005, of $(803,175). The increase in working capital has been the direct result of significant reductions in operating expenses, negotiated increases in contract revenues, and re-allocation of aircraft resources. The management team continues to make strong efforts to maximize its cash resources to support all operations and has seen considerable improvement in the past 12 months.

     The Company's increase in working capital was a result of multiple factors, including increased parts inventory of $608,118 and increased cash balances of $18,329, this, coupled with a decrease of $1,581,329 in accounts payable and a decrease in accrued liabilities of $287,381 contributed to the overall working capital increase. Decreases of $397,593 were also noted in the current portion of notes payable.

    Dividend payments associated with the issuance of preferred stock of the Company that are due to the Company's majority shareholder, Eugene R. Mallette, have been deferred until May 1, 2008. This is a significant commitment shown by the majority shareholder to utilize the Company's cash resources to support the operating needs of the Company.

    Total assets decreased to $22,836,922 on October 31, 2006 from $24,543,565 on October 31, 2005. Total Liabilities also decreased from $14,539,192 to $11,300,308 during the same period. Our stockholders' equity has also increased from $10,004,373 to $11,536,684 for October 31, 2005 and October 31, 2006, respectively.

    At October 31, 2006 there was a net profit from operations of $2,768,595. This is a significant transformation from the net loss from the previous year of $(2,369,056). Management has provided exceptional leadership in implementing the necessary course changes in this evolution. Depreciation was $1,950,910 for an increase of $428,787 over last year. This increase is due to the change in accounting method implemented during this current period. Aircraft engine overhauls previously expensed were capitalized and have created greater depreciation expense in the current period.

     During the current period, the significant decrease in trade accounts payable and related party accounts payable of $1,583,329 was offset somewhat by a decrease in trade accounts receivable and related party accounts receivables totaling $727,141. During the year ended October 31, 2006, there was a decrease in income taxes receivable of $103,297 and a reduction in deferred tax benefits of $1,057,380.

      Investing activities for the year ended October 31, 2006, included receiving $686,150 in net cash receipts primarily from the proceeds of the sale of property and equipment. Additional equipment purchases during the current year totaled $1,411,892.

     For the year ended October 31, 2006, net cash used in financing activities was $1,885,506, primarily from payments of $1,417,879 towards notes payable and $369,627 from payments to related party notes payable. For the year ended October 31, 2005, financing activities used net cash of $661,357, with $1,362,357 paid on notes payable and $250,000 towards notes payable related parties.

     For the years ended October 31, 2006 and 2005, net increases (uses) in cash and cash equivalents were $18,329 and $(318,672), and ending cash and cash equivalents was $506,036 and $487,707, respectively.

Results of Operation
--------------------

     During the year ended October 31, 2006 total operating revenues were $20,156,657, representing a 9% decrease from the 2005 revenues of $22,629,890. The decrease in revenues is a direct result of the modifications made to the USPS contract in Hawaii which reduced overall flights by 50%, but the remaining flights were made under new contract pricing which represents a substantial increase, resulting in greater profitability. Total direct costs substantially decreased to $15,768,378 from $22,573,169 for the years 2006 and 2005, respectively. This 30% reduction in total direct costs was fueled by the substantial reduction in flights made under the previous Hawaii contract, more effective deployment of assets, and successful cost management initiatives implemented by management.

      Operating expenses increased slightly to $1,551,211 from $1,460,994 for the years ended October 31, 2006 and 2005 respectively. Had consulting expenses not increased during the current period, operating expenses would have seen an additional 10% decrease.

      During the year ended October 31, 2006 and 2005, other expense was $68,473 and $964,783, respectively. This substantial decrease is due to the gain on disposition of assets, namely an aircraft and several surplus vehicles ($596,432 in gain). These items helped offset the increase of interest expense of $72,854 which was due to the rise in variable rates on debts.

     Total income tax expense (benefit) for the year ended October 31, 2006 and 2005 were $1,057,380 and $(873,684), respectively.

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

     Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in the Company's reports on file with the SEC: general economic or industry conditions, nationally and/or in the communities in which the Company conducts business, legislation or regulatory requirements, the economic condition of the U.S. Postal Service or United Parcel Service, changes in the air cargo, charter and leasing industries, demand for air cargo, charter and leasing services, competition, changes in the quality or composition of the Company's services, our ability to develop profitable new sources of revenue, changes in accounting principals, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting the Company's operations, services and prices.

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

                  ITEM 7.  FINANCIAL STATEMENTS

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

                CONSOLIDATED FINANCIAL STATEMENTS

                         October 31, 2006

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

                CONSOLIDATED FINANCIAL STATEMENTS



                             CONTENTS



                                                                  PAGE


     Report of Independent Registered Public Accounting Firm        2

     Consolidated Balance Sheet at October 31, 2006             3 - 4

     Consolidated Statements of Operations for years ended
     October 31, 2006 and 2005                                  5 - 6

     Consolidated Statements of Comprehensive Income for years
     ended October 31, 2006 and 2005                                7

     Consolidated Statement of Stockholders' Equity             8 - 9

     Consolidated Statements of Cash Flows, for the years
     ended October 31, 2006 and 2005                          10 - 11

     Notes to Consolidated Financial Statements               12 - 27

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES
Provo, Utah

We have audited the accompanying consolidated balance sheet of Alpine Air Express, Inc. and Subsidiaries as of October 31, 2006 and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the years ended October 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alpine Air Express, Inc. and Subsidiaries as of October 31, 2006 and the results of their operations and their cash flows for the years ended October 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.


/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
January 26, 2006

           ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET

                             ASSETS

                                                    October 31,
                                                       2006

                                                   ___________
CURRENT ASSETS:
    Cash and cash equivalents                      $   506,036
    Trade accounts receivable, net                   1,815,178
    Inventories                                      1,417,071
    Prepaid expenses                                   619,421
    Deposits                                            15,890
    Deferred tax asset, current                        123,502
                                                   ___________
   Total Current Assets                              4,497,098

PROPERTY AND EQUIPMENT, net                         16,479,898

OTHER ASSETS                                           255,000

DEFERRED TAX ASSET, long-term                        1,604,995
                                                   ___________
                                                   $22,836,992
                                                   ___________


                           [Continued]

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET

                          [Continued]

              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             October 31,
                                                                2006
                                                            ___________

CURRENT LIABILITIES:
    Lines of Credit                                              98,000
    Trade accounts payable                                    1,761,971
    Accrued liabilities                                         530,175
    Current portion of notes payable                          1,121,613
    Current portion of notes payable   related party            277,585
                                                            ___________
   Total Current Liabilities                                  3,789,344

DEFERRED GAIN ON SALE OF ASSETS                                 445,454

NOTES PAYABLE, net of current portion                         4,235,743

NOTES PAYABLE   RELATED PARTY, net of current portion         1,128,456

DIVIDENDS PAYABLE                                             1,701,310

COMMITMENTS AND CONTINGENCIES                                         -
                                                            ___________

   Total Liabilities                                         11,300,308
                                                            ___________

MINORITY INTEREST                                                     -
                                                            ___________
STOCKHOLDERS' EQUITY:
    Preferred stock, $.001 par value, 1,000,000 shares
    authorized, none issued and outstanding                           -
    Preferred stock of subsidiary, $9.104 stated value,
    1,000,000 shares authorized, 1,000,000 issued and
    outstanding                                               9,104,000
    Discount on preferred stock of subsidiary                (1,526,258)
    Common stock, $.001 par value, 100,000,000 shares
    authorized, 36,271,461 shares issued and outstanding         36,271
    Additional paid-in capital                                2,198,452
    Stock Subscription Receivable                              (260,834)
    Retained earnings                                         1,985,052
                                                            ___________
   Total Stockholders' Equity                                11,536,684
                                                            ___________
                                                            $22,836,992
                                                            ___________

The accompanying notes are an integral part of this consolidated financial statement.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     For the Year Ended
                                                       October 31,
                                                _________________________
                                                    2006          2005
                                                ___________   ___________
OPERATING REVENUE:
 Operations                                     $19,955,219   $22,065,887
 Public services                                    201,438       564,003
                                                ___________   ___________
 Total Operating Revenues                        20,156,657    22,629,890
                                                ___________    ___________
DIRECT COSTS:
 Operations                                      15,698,077    22,380,714
 Public services                                     70,301       192,455
                                                ___________   ___________
 Total Direct Costs                              15,768,378    22,573,169
                                                ___________   ___________
 Gross Profit                                     4,388,279        56,721
                                                ___________   ___________
OPERATING EXPENSES:
 General and administrative                       1,551,211     1,460,994
                                                ___________   ___________
 Total Operating Expenses                         1,551,211     1,460,994
                                                ___________   ___________
Operating income (loss)                           2,837,068    (1,404,273)
                                                ___________   ___________
OTHER INCOME (EXPENSE):
 Interest income                                      9,664        19,687
 Interest expense                                  (674,569)     (601,715)
 Gain (loss) on sale of securities                        -       (30,578)
 Gain (loss) on disposal of assets                  596,432      (352,177)
 Other income (expense)                                   -             -
                                                ___________   ___________
 Total Other Income (Expense)                       (68,473)     (964,783)
                                                ___________   ___________

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS      2,768,595    (2,369,056)
                                                ___________   ___________

GAIN (LOSS) FROM DISCONTINUED OPERATIONS, NET             -        56,924
OF $0 TAX EFFECT                             ___________      ___________

INCOME (LOSS) BEFORE TAXES                        2,768,595    (2,312,132)

 CURRENT INCOME TAX EXPENSE (BENEFIT)                     -             -
 DEFERRED INCOME TAX EXPENSE (BENEFIT)            1,057,380      (873,684)
                                                ___________   ___________
NET INCOME (LOSS)                                 1,711,215   $(1,438,448)
                                                ___________   ___________

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS

                          [Continued]


                                                  For the Year Ended
                                                     October 31,
                                                _________________________
                                                    2006         2005
                                                ___________   ___________

NET INCOME (LOSS)                                1,711,215    $(1,438,448)
                                                ___________   ___________
DIVIDENDS:

 Dividends declared and amortization of
 preferred stock discount analogous to a
 preferred stock dividend.                       1,310,000      1,309,999
                                                ___________   ___________
NET INCOME(LOSS) AVAILABLE TO COMMON SHAREHOLDERS  401,215    $(2,748,447)
                                                ___________   ___________
NET INCOME(LOSS) PER COMMON SHARE:
 Basic                                          $     0.01     $    (0.08)
 Diluted                                                N/A          N/A






The accompanying notes are an integral part of these consolidated financial statements.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                    For the Year Ended
                                                        October 31,
                                                _________________________
                                                     2006       2005
                                                ___________   ___________

NET INCOME (LOSS)                               $ 1,711,215   $(1,438,448)
                                                ___________   ___________
OTHER COMPREHENSIVE INCOME (LOSS):
 Unrealized loss on available for sale
 securities, net of tax                                   -       (12,446)
 Realized loss on available for sale securities           -        30,578
 Foreign currency translation                             -        17,364
 Reclassification Adjustment                              -      (123,804)
                                                ___________   ___________
COMPREHENSIVE INCOME (LOSS)                     $ 1,711,215   $(1,526,756)
                                                ___________   ___________




The accompanying notes are an integral part of these consolidated financial statements.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

          FOR THE YEARS ENDED OCTOBER 31, 2006 AND 2005

                       Preferred Stock                       Common Stock
                    ____________________ Preferred Stock _____________________
                    Shares        Amount    Discount     Shares        Amount
                    _________ ___________ ______________ ___________ _________
BALANCE,
October 31, 2004    1,000,000   9,104,000     (2,962,736)  33,366,000  33,366

Net income for the
year ended
October 31, 2005            -           -              -           -        -

Dividends declared
and amortization of
preferred stock
discount analogous
to a preferred stock
dividend                    -           -        718,239           -        -

Unrealized loss on
available-for-sale
securities, net of tax      -           -              -           -        -

Foreign currency
translation
adjustment, net of
minority interest           -           -              -           -        -
                    _________ ___________ ______________ ___________ ________
BALANCE,
October 31, 2005    1,000,000   9,104,000     (2,244,497) 33,366,000 $ 33,366
                    _________ ___________ ______________ ___________ ________
Net income for the
year ended
October 31, 2006            -           -              -           -        -

Dividends declared
and amortization of
preferred stock
discount analogous
to a preferred stock
dividend                    -           -        718,239           -        -

Shares issued in November
As part of employee
Compensation package        -           -              -      60,000       60

Shares issued in December
As part of a Consulting
Contract                    -           -              -   2,845,461    2,845
                    _________ ___________ ______________ ___________ ________
BALANCE,
October 31, 2006    1,000,000   9,104,000     (1,526,258) 36,271,461 $ 36,271
                    _________ ___________ ______________ ___________ ________

                          [CONTINUED]

           ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

         FOR THE YEARS ENDED OCTOBER 31, 2006 AND 2005

                                        Additional
                              Paid-in   Comprehensive  Retained   Accumulated
                              Capital   Income (Loss)  Earnings      Total
                            ___________  ____________ ___________ ___________
BALANCE, October 31, 2004    $1,668,689  $    88,308  $ 4,191,263 $12,122,890

Net income for the year ended
October 31, 2005                      -            -   (1,438,448) (1,438,448)

Dividends declared and
amortization of preferred
stock discount analogous
to a preferred stock dividend         -            -   (1,309,999)   (591,760)

Unrealized Loss on available-
for-sale securities, net of tax       -       18,132                   18,132

Foreign Currency translation
adjustment, net of minority
interest                              -     (106,440)                (106,440)

BALANCE, October 31, 2005    __________  ___________  ___________ ___________
Before Restatement           $1,668,689  $         -  $ 1,442,816 $10,004,374

Prior Period adjustments due
To a change In Accounting Method
Net of taxes of $78,642               -            -      141,021     141,021
                             __________  ___________  ___________ ___________
BALANCE, October 31, 2005    $1,668,689  $         -  $ 1,583,837 $10,145,395
After Restatement

Net income for the year ended
October 31, 2006                      -            -    1,711,215   1,711,215

Dividends declared and
amortization of preferred
stock discount analogous
to a preferred stock dividend         -            -   (1,310,000)   (591,760)

Shares issued in November
As compensation package          10,940            -           -       11,000

Shares issued in December
As consulting Contract        518,823          -               -      521,669

Stock Subscription Receivable                                        (260,834)
                             __________  ___________  ___________  __________

BALANCE, October 31, 2006    $2,198,452  $         -  $ 1,985,052 $11,536,684

The accompanying notes are an integral part of this consolidated financial statement.

           ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      For the Year Ended
                                                          October 31,
                                                       2006         2005
                                                   ____________  ____________
Cash flows from operating activities:
Net income (loss)                                  $ 1,711,215 $(1,438,448)
                                                   ___________ ___________
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
  Realized gain (loss) on marketable securities              -     (30,578)
  Gain on Sale of Assets                              (596,432)          -
  Loss on disposal of Assets                                 -     352,177
  Deferred tax expense (benefit)                     1,057,380    (862,589)
  Non-cash expense                                     193,192     456,082
  Depreciation and amortization                      1,950,910   1,515,243
  Provision for bad debt                                     -      50,085
Changes in operating assets and liabilities:
   Income taxes receivable                             103,297      91,900
   Trade accounts receivable                           727,141  (1,328,391)
   Inventories                                        (608,118)    (46,251)
   Prepaid expenses                                     45,459    (329,740)
   Deposit on aircraft leases                           55,000     100,000
   Accrued interest on loan to officer and related
   party                                              (190,030)     95,777
   Trade accounts payable                           (1,581,329)  1,449,642
   Accrued expenses                                   (287,381)    410,182
   Refundable deposits                                 (95,700)    (48,079)
   Deferred gain                                      (174,729)   (174,729)
                                                   ___________  __________
          Total adjustments                          1,004,108   1,700,731
                                                   ___________  __________
      Net cash provided by (used in) operating
      activities                                     2,715,323     262,283
                                                   ____________ ___________
Cash flows from investing activities:
Proceeds from sale of marketable securities                  -     244,401
Proceeds from sale of property and equipment           686,150           -
Purchase of property and equipment                  (1,411,892)    (71,198)
Increase in other assets                               (86,846)     (4,492)
                                                   ___________  __________
      Net cash provided by (used in) investing
      activities                                      (811,388)    168,711
                                                   ____________ ___________
Cash flows from financing activities:
Line of Credit Increase                                (98,000)          -
Payment on notes payable                            (1,417,879) (1,362,357)
Payment on notes payable   related party              (369,627)   (250,000)
Proceeds from Note Payable                                   -     651,000
Proceeds from Note Payable  related party                    -     300,000
                                                   ___________  __________
      Net cash provided by (used in) financing
      activities                                    (1,885,506)   (661,357)
                                                   ___________  __________
Effect of exchange rate changes                              -     (88,309)

           ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS

                          [Continued]

                                                   ___________ ___________
Change in cash and cash equivalents                     18,329    (318,672)

Beginning cash and cash equivalents                    487,607     806,379
                                                   ___________ ___________
Ending cash and cash equivalents                   $   506,036 $   487,707
                                                   ___________ ___________




                                                     For the Year Ended
                                                          October 31,
                                                       2006       2005
                                                  ____________  ____________
Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest                                      $    638,408  $    505,938
    Income Taxes                                  $          -  $          -

Non-cash investing and financing activities:

For the year ended October 31, 2006:

The Company had preferred dividend expense of $1,310,000 which is comprised of $591,760 in dividends payable and $718,240 of amortized discount on preferred stock analogous to a preferred stock dividend.

The Company issued 60,000 shares of common stock to an employee as part of their compensation package valued at $11,000 or $0.1834 per share.

The Company issued 2,845,461 shares of common stock valued at $521,668 or $0.1834 per share to a consultant for services to be rendered under a contractual agreement.


For the year ended October 31, 2005:

The Company had preferred dividend expense of $1,309,999 which is comprised of $591,760 in dividends payable and $718,239 of amortized discount on preferred stock analogous to a preferred stock dividend.

The Company recorded a non-cash write-down of assets in the amount of $352,177. The Company also transferred property and equipment of $456,082 to inventory and parts expense.






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

Principles of consolidation   The consolidated financial statements include
the accounts and operations of Alpine Air Express, Inc., its wholly-owned subsidiary Alpine Aviation, Inc. and Alpine Air Chile S.A., which is a 85% percent owned by the Company as of October 31, 2005 which operations were discontinued as of October 31, 2005 (together referred to as the Company). Further, the net loss for Alpine Air Chile, S.A. for the periods ended October 31, 2005 applicable to the 15% non-controlling interest were not allocated to the non-controlling interests as there is no obligation of the non-controlling interests to share in such losses. All material inter-company transactions and accounts have been eliminated in the consolidation.

Cash and cash equivalents - The Company considers demand deposits at banks and money market funds at other financial institutions with an original maturity of three months or less to be cash equivalents. At October 31, 2006, the Company had cash balances in excess of federally insured limits in the amount of $367,000.

Common Stock Split - During January 2006, the Company effected a 3-for-1 forward stock split. The financial statements have been restated for all periods presented, to reflect the stock split.

Other assets   At October 31, 2006, the Company had three restricted cash time deposits (interest not included) of $255,000 held as security deposits related to aircraft leases and is included in other assets. (See Note 5)

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

Engine overhauls - The Company had previously used the direct expense method to account for engine overhauls and has elected to make a change in accounting method during the year ended October 31, 2006. The Company has elected to make a "Change in Accounting Method" during the current accounting period in order to use the deferral method of accounting for our major engine and airframe component overhauls and which provides for major engine and airframe component overhaul costs to be capitalized and depreciated over the estimated useful life of the engine and airframe components. This method will provide a more consistent approach to accounting for major engine and airframe component overhauls.

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", and SFAS No. 123 (revised 2004), "Share-Based Payment", SFAS No. 154, "Accounting
Changes and Error Corrections   a replacement of APB Opinion No. 20 and FASB
Statement No. 3", SFAS No. 155, "Accounting for Certain Hybrid Financial
Instruments   an amendment of FASB Statements No. 133 and 140", SFAS No. 156
"Accounting for the Servicing of Financial Assets", SFAS No. 157, "Fair Value Measurements", and SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans- an amendment of FASB Statements No. 87, 88, 106, and 132(R)", were recently issued. SFAS No. 151, 152, 153, 123
(revised 2004), 154, 155, 156, 157 and 158 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Stock Based Compensation - The Company previously accounted for its stock based compensation in accordance with Statement of Financial Accounting Standard ("SFAS") No. 123 "Accounting for Stock-Based Compensation." This statement establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation. However, companies were permitted to continue applying previous accounting standards in the determination of net income with disclosure in the notes to the financial statements of the differences between previous accounting measurements and those formulated by the new accounting standard. The Company adopted the disclosure only provisions of SFAS No. 123, and accordingly, the Company elected to determine net income using previous accounting standards. Equity instruments issued to non-employees are valued based on the fair value of the services received or the fair value of the equity instruments given up which ever is more reliably measurable. Beginning in February 2006, the Company adopted the Provisions of SFAS No. 123 as revised in 2004 which will require that options issued to employees as compensation be valued at fair value. No equity instruments have been awarded since February 2006

The Corporation previously adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock- Based Compensation." Accordingly, no compensation cost under SFAS No. 123 has been recognized for the stock option plans or other agreements in the accompanying statement of operations. Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2006 and 2005 consistent with the provisions of SFAS No. 123, the Company's net earnings (loss) net of taxes and earnings per share would have been reduced to the pro forma amounts indicated below:

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                       For the Year
                                                     Ended October 31,
                                              ______________________________
                                                   2006            2005
                                              _____________   ______________
Net Income (Loss) available to common
shareholders
                                 As reported  $     401,215   $   (2,748,447)
Add: Stock-based employee compensation expense
included in reported net income                      11,000                -
Deduct: Total stock-based employee compensation
expense determined under fair value based method     85,750                -
                                                ___________   ______________
Net Income (Loss)                     Proforma   $  326,465   $   (2,748,447)
                                                ___________   ______________

Basic earnings (loss) per share    As reported   $      .01   $         (.08)
                                   Proforma      $      .01   $         (.08)
Diluted earnings per share         As reported   $      .01   $         (.08)
                                   Proforma      $      .01   $         (.08)



NOTE 2 - TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consist of the following at October 31:
                                                        2006       2005
                                                     __________  _________

       Trade accounts receivable                     $1,839,782 $3,675,233
       Trade accounts receivable  related entity          5,720     95,700
       Less allowance for doubtful accounts             (30,324)(1,228,614)
                                                     __________  _________
                                                     $1,815,178 $2,542,319
                                                     __________ __________

Bad debt expense for the years ended October 31, 2006 and 2005 was $0 and $50,085, respectively.



NOTE 3 - PREPAID EXPENSES

    Prepaid expenses consist of the following at October 31:
                                                       2006      2005
                                                     _________  _________
   Prepaid expenses and credits                      $ 198,672  $  68,179
   Prepaid other taxes                                 420,749    596,701
                                                     _________  _________
                                                     $ 619,421  $ 664,880
                                                     _________  _________

           ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVENTORIES

The composition of inventories is as follows at October 31:

                                                        2006      2005
                                                     _________  _________
   Aircraft parts                                   $  921,014  $ 794,574
   Fuel                                                 21,812     14,379
   Work In Process                                     519,094          -
   Allowance                                           (44,849)         -
                                                     _________  _________
                                                    $1,417,071  $ 808,953
                                                     _________  _________

During the years ended October 31, 2006 and 2005, the Company's allowance for obsolete inventory was $44,849 and $0 respectively.

NOTE 5   PROPERTY PLANT & EQUIPMENT

Property and equipment consists of the following at October 31:

                                   Estimated life       2006        2005
                                      In years      ___________  ___________
      Building and improvements       10 - 40       $ 1,268,013  $ 1,268,013
      Aircraft                         5 - 15        15,468,885   18,117,738
      Engines                          7 - 15         5,507,653            -
      Spare Aircraft Engines             7              342,500      342,500
      Equipment                        3 - 10           171,480      131,245
      Furniture and fixtures           3 - 10           333,665      332,732
      Vehicles                         5 - 7            144,551      148,351
                                                    ___________  ___________
                                                     23,236,747   20,340,579
     Less: Accumulated depreciation and amortization (6,756,849)  (3,491,843)
                                                    ___________  ___________
                                                    $16,479,898  $16,848,736
                                                    ___________  ___________

Depreciation expense amounted to $1,950,910 and $1,522,123 for the years ended October 31, 2006 and 2005, respectively

All of the Company's aircraft are held as collateral on various Notes Payable and related party Notes Payable at October 31, 2006.

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

           ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5   PROPERTY PLANT & EQUIPMENT [CONTINUED]

In April 2006, the company entered into a sale/leaseback agreement with a third party, wherein, the Company sold an aircraft for $675,000 and entered into a six month operating lease. The Company has recorded a gain on the sale of the aircraft during the second quarter of 2006 in the amount of $594,586. There is no continuing commitment on the part of the Company to continue the operating lease beyond six months. In addition, $95,000 of the proceeds from this sale are invested in a time deposit as collateral on the lease. These funds are recorded as a restricted time deposit on the Company records.

Aircraft Dispositions   In July 2005, the Company disposed of two aircraft,
one of which was the aircraft leased to Alpine Air Chile, which at this time is no longer operable. The Alpine Air Chile aircraft write down resulted in the loss on disposition of $352,177 in the current period. The other aircraft was beyond economic repair and has been salvaged as parts, with the remaining value being added to parts inventory.

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

Future minimum lease payments for the years ending October 31, are as follows:

          2007                           $           27,683
          2008                                       10,001
          2009                                       10,001
          2010                                       10,001
          2011                                       10,001
          Thereafter                                201,688
                                                 __________
                                         $          269,375

Total Rental Expense for the year ending October 31, 2006 was $172,223.

Aircraft - In April and June of 2004 and again in April of 2006, the Company entered into certain sale/leaseback agreements (See Note 5). The Company has agreed to lease two aircraft for sixty months. It has also agreed to lease a third aircraft on a month to month basis. The Company is also required to pay into an engine reserve for each aircraft based on the aircraft's actual flight time.

Future minimum lease payments are as follows for the periods ending October
31:
          2007                           $          264,000
          2008                                      264,000
          2009                                      264,000
                                                ___________
                                         $          792,000
                                                ___________

Total Lease expense for the year ending October 31, 2006 was $245,794.

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
                                                  _________    _________

At October 31, 2006 and 2005, the Company had a receivable of $5,720 and $0, respectively, related to these repairs, reported under accounts receivable-related parties on the balance sheet.

Personal Guarantee - The Company's major shareholder/officer has personally guaranteed loans which are also collateralized by certain aircraft of the Company. (See Notes 5 and 9)

Aircraft Purchase - In December 2003, the Company acquired 16 aircraft from an entity related to an officer and majority shareholder of the Company for $9,900,000. The consideration paid included $9,104,000 in preferred stock of the Company's subsidiary Alpine Aviation, Inc. and the assumption of the underlying debt on the aircraft totaling $709,981. The remaining $86,019 is recorded as a payable to the entity related to an officer and majority shareholder of the Company. As the aircraft were purchased from a related party they have been recorded at their carryover basis of $4,111,485. A discount on preferred stock in the amount of $3,591,195, net of tax effect of $2,197,320, has been recorded and is being amortized as dividends over a five year period. The preferred stock provides for monthly dividends at an annual rate of 6.5%, and is not convertible. The Company can redeem the subsidiary's preferred stock any time and the entity related to an officer and majority shareholder of the Company can call for redemption of the subsidiary's preferred stock any time after December 31, 2008.

Notes Payable - Related Party - In connection with the purchase of the aircraft in July 2003 the Company issued a note to an entity related to an officer and majority shareholder of the Company in the amount of $1,476,381. The note payable dated July 31, 2003, bears an interest rate of 6.5% and called for payments of $33,624 due for 14 monthly installments with the balance due November 1, 2004. The entity related to an officer and majority shareholder of the Company previously agreed to forestay future payment until required by the note's balloon payment which was due November 1, 2004 but later agreed to defer all payments of principal, interest and balloon payments until November 1, 2006. Subsequently, all unpaid and accrued interest and the remaining principal balance was rolled into a new note at 6.5% interest and a 5-year term. On October 31, 2006 the balance of this note was $787,768.

In connection with the purchase of aircraft in December 2003 from an entity related to an officer and majority shareholder of the Company, the Company has entered into a Note Payable in the amount of $86,019. This note bears interest at 6.5%. The note holder had agreed to defer all payments of principal and interest until November 1, 2006. Subsequently, all unpaid and accrued interest and the remaining principal balance was rolled into a new note at 6.5% interest and a 5-year term. On October 31, 2006 the balance of this note was $95,819.

During May 2004, lease payments due to an entity related to an officer and majority shareholder of the Company in the amount of $667,115 were converted into a demand note payable with interest to accrue at six and one-half (6.50%) percent on the principal balance. No principal or interest payments were required to be paid until November 1, 2006. Subsequently, all unpaid and accrued interest and the remaining principal balance was rolled into a new note at 6.5% interest and a 5-year term. On October 31, 2006 the balance of this note was $522,454.

           ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS (Continued)

   The following is a summary of notes payable to related parties at October 31, 2006:
        Notes Payable   related party   $ 1,406,041
             Less current portion          (277,585)
                                        ___________
             Long-term portion          $ 1,128,456
                                        ___________


The estimated aggregate maturities required on notes payable-related party for
each of the individual years at         October 31, 2006 are:

                                            2007     $  277,585
                                            2008        274,276
                                            2009        292,907
                                            2010        312,805
                                            2011        248,468
                                                     __________
                                           Total     $1,406,041
                                                     __________
NOTE 8   LINES OF CREDIT

     During the year ended October 31, 2006, the Company initiated 2 lines of credit with a Lender. Balances are currently reported as a separate line item in current liabilities on these financial statements. They are:

      Line of Credit #1 - $1,000,000 1-year renewable line maturing 8/25/2007. Interest rate of Lender's Prime plus 1% and a $0 balance on October 31, 2006. Secured by same six aircraft as in note payable #2 in Note 9 below.

      Line of Credit #2 - $100,000 10-year revolving line maturing 8/25/2016. Interest rate at Lender's Prime plus 1% with a $98,000 balance on October 31, 2006. Secured by same six aircraft as Note payable #2 in Note 9 below.

NOTE 9   LONG TERM DEBT

Notes payable arose from the purchase of aircraft during July and December 2003 [See Note 8] and consisted of the following at:
                                                               October 31,
                                                                  2006
                                                               __________

Note payable #1, $2,750,000, assumed at July 31, 2003 with
a balance due of $2,085,407, due April 10, 2008. Interest
rate at Lender's prime rate or 8.25% at October 31, 2006.
Secured by 1900C, Reg # N-198GA and N-172GA. Personally
guaranteed by an officer/shareholder.                           1,237,478

Note payable #2, issued August 28, 2006 for $1,936,193 due
August 28, 2009.  Interest rate of 9.5% at October 31, 2006.
Secured by six aircraft, Reg # N-410UB, N-17ZV, N-194GA,
N-99TH, N-955AA, and N-99GH.  Personally guaranteed by an
officer/shareholder.                                            1,888,628

Note payable #3, assumed at July 31, 2003 with a balance of
$3,850,000, due January 10, 2008. Interest rate of Lender
Prime or 8.255% at October 31, 2006.  secured by 1900C,
Reg # N-154GA, N-195GA, and 153GA. Personally guaranteed by an
officer/shareholder.                                            2,231,250

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9   LONG TERM DEBT (Continued)
                                                               __________
                                                                5,357,356
                                 Less current portion          (1,121,613)
                                                               __________
                                 Long-term portion             $4,235,743
                                                               __________

     The estimated aggregate maturities required on long-term debt for each of the individual years at October 31, 2006 are as follows:

                                         2007         1,121,613
                                         2008         2,335,245
                                         2009         1,900,498
                                                    ___________
                                                    $ 5,357,356
                                                    ___________



NOTE 10 - RECEIVABLE FROM MINORITY INTEREST

The Company previously held an eighty-five-percent owned foreign subsidiary, Alpine Air Chile S.A. (Chile), headquartered in Santiago, Chile. Operations of Alpine Air Chile S.A. ceased in August 2005. The net loss for Alpine Air Chile, S.A. for the periods held applicable to the 15% non-controlling interest were not allocated to the non-controlling interests as there is no obligation of the non-controlling interests to share in such losses.

NOTE 11   STOCKHOLDERS EQUITY

Common Stock - The Company is authorized to issue 100,000,000 shares of $.001 par value common stock. As of October 31, 2006, 36,271,467 shares are issued and outstanding.

In November 2005 the company issued 60,000 shares of common stock as part of an employment agreement. The stock was valued at $11,000 or approximately $0.1834 per share.

In December 2005 the Company issued 2,845,461 shares of common stock for services to be rendered over a 2-year period. The stock was valued at $521,668 or approximately $0.1834 per share. At October 31, 2006 $260,834 remains as a subscription receivable for the services yet to be performed.

Stock Split - During January 2006, the Company effected a 3-for-1 forward stock split. The financial statements have been restated for all periods presented, to reflect the stock split.

Preferred Stock - The Company is authorized to issue 1,000,000 shares of $.001 par value preferred stock with such rights and preferences and in such series as determined by the Board of Directors at the time of issuance. No shares are issued or outstanding as of October 31, 2006 and 2005 respectively.

Preferred Stock Subsidiary - The Company's subsidiary Alpine Aviation, Inc. is authorized to issue 1,000,000 shares of preferred stock with a stated value of $9.104. At October 31, 2005, 1,000,000 shares are issued and outstanding. The preferred stock provides for monthly dividends at an annual rate of 6.5%, and is not convertible. The Company can redeem the subsidiary's preferred stock any time and the entity related to an officer and majority shareholder of the Company can call for redemption of the subsidiary's preferred stock any time after December 31, 2008. The Company has entered into an agreement with the holder of the preferred stock to postpone payment of the dividends on the stock until November 1, 2007. However, the dividends will continue to accrue and are presented as a long-term liability on the balance sheet.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - STOCKHOLDERS EQUITY [CONTINUED]

Stock Option Plan - In August 2001, the stockholders approved the adoption of an equity incentive plan. The plan allows the Company to issue incentive stock options (ISO's), non-statutory stock options and restricted shares to employees, directors, and consultants of the Company. Annually, commencing January 2002, the aggregate number of shares of the Company's common stock available for award under the plan shall increase by the lesser of 250,000 or seven percent of the outstanding stock less the number of shares previously authorized for the plan, respectively. As of October 31, 2006 and 2005 a total of 770,000 shares of the Company's common stock have been reserved for issuance under the plan, respectively. At October 31, 2005, 588,702 options are available for issuance under the plan, respectively. After August 18, 2011, the plan terminates and no further options may be granted. The exercise price of options granted under the terms of the plan must not be less than 100% of the fair market value of the shares as of the date of grant. Additionally, no individual may be granted more than 100,000 options in any given year. All options issued under the plan are exercisable for ten years and vest after two years. The Company has not received and does not intend to request a determination from the Internal Revenue Service that the options issued under the plan will qualify under the Code for treatment as qualified incentive stock options.

The Company previously adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). During 2006, the Company issued options to purchase 325,000 shares of common stock to employees and directors. No options were issued during 2005.

The fair value of these new options was estimated at the date of grant using the Black-scholes option-pricing model with the following weighted-average assumptions, an interest rate of five and 09/100 percent for the period ended October 31, 2006; expected life is ten years for the outstanding options. It is assumed that no dividends will be paid during the periods of calculation. At October 31, 2006, volatility is calculated to be forty-four, resulting in a respective weighted-average fair value per option of $0.23. Option pricing models require the best-input assumptions available were used to value the options and management believes the resulting option values are reasonable.

A summary of the status of the options outstanding under the Company's stock option plans at and October 31, 2006 and 2005 is presented below:
                                        October 31, 2006     October 31, 2005
                                       _______________________________________
                                     Weighted Average       Weighted Average
                                  Shares Exercise Price  Shares Exercise Price

Outstanding at beginning of period  544,494     $2.53      548,295   $2.53
Granted                             325,000      0.50            -       -
Exercised                                 -         -            -       -
Forfeited                                 -         -       (3,801)      -
Expired                                   -         -            -       -
                                   ________     _____      _______   _____
Outstanding at end of Period        869,494     $1.75      544,494   $2.53
                                    _______     _____      _______   _____
Weighted average fair value of
options granted during the year     325,000     $0.23            -       -
                                    _______     _____      _______   _____

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - STOCKHOLDERS EQUITY [CONTINUED]

A summary of the status of the options outstanding under the Company's stock option plans and employment agreements at October 31, 2006 is presented below:

                    Options Outstanding                Options Exercisable
             _________________________________________________________________
Range of            Weighted-Average  Weighted Average        Weighted-Average
Exercise    Number    Remaining         Exercise       Number     Exercise
Prices   Outstanding Contractual Life    Price       Exercisable    Price
______________________________________________________________________________
$2.50-$2.75  544,494   3.25 years        $2.53         544,494       $2.53
      $0.50  325,000   10.0 years        $0.50             -0-       $0.50

Proposed Stock Option Grant - During 2005, the Company offered certain employees the option of receiving a grant of stock options or an increase in their salaries or wages to compensate those employees who took a 10% reduction in pay in 2003 and who continued to be employees at the time of the offer. During the period ending January 31, 2005, the Company's offers were accepted by the employees. The expenses related to this settlement are recorded as compensation expense on the Company's financial statements. No options were issued during 2005.

NOTE 12 - INCOME (LOSS) PER COMMON SHARE

The following data show the amounts used in computing net income (loss) per common share, for the year ended October 31:

                                                  2006            2005
                                              ___________      ___________
   Net income (loss) available to
     common shareholders                      $   401,215     $(2,748,447)
                                              ___________      ___________
   Common shares outstanding during the
   entire period                               36,271,467       33,366,000

   Weighted average common shares issued
   during the period                                    -                -
                                              ___________      ___________
   Weighted average number of common shares
   used in basic EPS                           36,271,467       33,366,000

   Dilutive effect of stock options                     -                -
                                              ___________      ___________

    Weighted average number of common shares
    and dilutive potential common stock used
    in diluted EPS                             36,271,467       33,366,000
                                              ___________      ___________

For the respective years ended October 31, 2006 and 2005, 869,494 and 544,494 outstanding options were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive. During December 2003 the Company issued 1,000,000 series A, 6.5% preferred shares of the Company's subsidiary Alpine Aviation, Inc. with a stated value of $9.104 per share, for the purchase of aircraft. These preferred shares have no voting rights and are not convertible into common stock and thus are not included in the calculations of earnings per share.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes [SFAS No. 109]. SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At October 31, 2006 and October 31, 2005, respectively, the total of all deferred tax assets was approximately $4,111,000 and $4,669,000 and the total of the deferred tax liabilities was approximately $1,638,000 and $1,595,000. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined.

The components of income tax expense (benefit) from continuing operations for the year ended October 31,:
                                                       2006            2005
                                                    ___________  ___________
      Current income tax expense (benefit):
        Federal                                     $         - $          -
        State                                                 -            -
                                                    ___________  ___________
           Current tax expense (benefit)            $         - $          -
                                                    ___________  ___________
      Deferred tax expense (benefit) arising from:
        Excess of tax over financial accounting
        depreciation                                $   (35,272)$  1,344,414
        Deferred gain                                    66,328       68,327
        Allowance for bad debt                          454,871      (19,012)
        Inventory Shrinkage                             (17,025)           -
        Reserve for accrued vacation                    (37,832)     (12,452)
        Accrued interest                                 66,500      (48,574)
        Alternative minimum tax credit                        -            -
        Foreign net operating loss carryforward               -        8,539
        Net operating loss carryover                    559,810   (2,206,387)
        Valuation allowance                            (534,796)     (81,582)
        Capital loss carryover                          435,796       73,043
                                                    ___________  ___________
     Net deferred tax expense (benefit)             $ 1,057,380  $  (873,684)
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

A reconciliation of income tax expense from continuing operations at the federal statutory rate to income tax expense at the company's effective rate is as follows as of October 31:
                                                              2006
                                                          ___________

    Computed tax at the expected statutory rate              34.00%
    State and local income taxes, net of federal benefit      3.96%
    Capital loss carryover                                  (19.32%)
    Valuation allowance                                      19.32%
    Other Items                                                .23%
                                                           ___________
         Income tax expense                                  38.19%
                                                           ___________

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - INCOME TAXES [CONTINUED]

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset (liability) for the year ended October 31, 2006 and at October 31, 2005:

                                              October 31, October 31,
                                              2006           2005
                                             ___________  __________
   Allowance for bad debt                     $   11,511  $  466,382
   Reserve for accrued vacation                   81,240      43,408
   Accrued interest                               13,726      80,226
   Inventory Shrinkage                            17,025           -
                                             ___________  __________
             Net current tax assets          $   123,502  $  590,016
                                             ___________  __________
   Capital Loss carryforward                 $   546,403  $   11,608
   Foreign net operating loss carryforward       198,127     198,127
   Net operation loss carryforward             3,038,758   3,598,568
   Valuation allowance                          (744,530)   (209,735)
   Alternative minimum tax credits                35,462      35,462
   Excess of tax over book accounting
     depreciation                             (1,638,319) (1,594,949)
   Deferred sales                                169,094     235,422
                                             ___________  __________
             Net deferred tax (liability)    $ 1,604,995  $2,274,503
                                             ___________  __________

As of October 31, 2006 Alpine Air Chile had foreign net operating loss carryforwards of approximately $1,321,000. The Company also has capital loss carryforwards of approximately $1,439,000 that expire in 2010 and a net operation loss carryforward of approximately $8,005,000 that expires in 2025. A valuation allowance in the amount of approximately $745,000 was recorded at October 31, 2006, due to uncertainty of whether the company is more than likely not to generate sufficient capital gains and foreign income to utilize the benefit of these loss carryforwards before their expiration. The change in the valuation allowance for the year ended October 31, 2006 and 2005 was approximately $535,000 and ($81,000), respectively.

NOTE 14   CONCENTRATIONS

U.S. Postal Service Contracts - The Company receives the majority of its revenues from contracts with the U.S. Postal Service (USPS). For the year ended October 31, 2006 and 2005, the revenues from contracts with the USPS represented 86% and 97% of total revenues, respectively. At October 31, 2006 and 2005 respectively, accounts receivable from the USPS totaled $1,357,171 and $2,253,386, or 74% and 60%, respectively. The contracts currently in effect for USPS routes will expire between July 2009 and November 2009 for mainland US operations and in June 2008 for Hawaii with certain renewal provisions for an additional 2 years on all contracts. The loss of this customer would have a material negative effect on the operations of the Company.

NOTE 15   DISCONTINUED OPERATIONS

As of October 2005, the Company has terminated all business operations in Chile. The financial activity for the prior year is reflected as a single line item under 2005 Discontinued Operations.

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

Financial information summarized by geographic segment for the year ended October 31, 2006 is listed below:

                                      Income (loss)     Long-
                                      before income     lived        Total
                           Revenues       taxes         assets      assets
                        ___________   ___________   ___________  ___________
  United States         $20,156,657   $ 2,768,595   $16,479,898  $22,836,992
  Chile                           -             -             -            -
                        ___________   ___________   ___________  ___________
  Reportable
  segments total        $20,156,657   $ 2,768,595   $16,479,898  $22,836,992
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

NOTE 17   SUBSEQUENT EVENTS

USPS Contracts   In November 2006 the Company was awarded a new contract for its operations in North Dakota.

Financing   On January 19, 2006 the Company entered into an agreement with a consultant to seek out potential financing sources, providing the Company with funds necessary for future growth opportunities. If successful, the consultant would receive a cash commission along with company stock as compensation.

Aircraft Incident   On December 27, 2006 one of the Company's aircraft was
involved in an incident where the aircraft landed short of the runway, in a field. Fortunately, the pilot suffered only minor injuries, but the aircraft was not recoverable. The aircraft was fully insured and the Company does not expect this incident to have any effect on operations or its financial position.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18   COMMITMENTS AND CONTINGENCIES

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

During the year ended October 31, 2006, the Company has implemented a change in accounting method and elected to use the deferral method of accounting for our engine overhauls which provides for engine overhaul costs to be capitalized and depreciated over the estimated useful life of the engine. Accordingly, the financials statements presented have been adjusted to conform to this change.

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

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 19   CHANGE IN ACCOUNTING METHOD

During the current year ended October 31, 2006 we changed our method of accounting for major engine and airframe component overhaul costs from the direct expense method to the deferral method (costs are capitalized and depreciated over the expected life of the asset). All aircraft purchased in the current and previous periods (2003 through 2006) had their original basis allocated to the engines and major airframe components, which were then capitalized separately and depreciated over their estimates lives. The Cumulative effects of this change resulted in reduced direct costs of $271,392 during the current fiscal year, reduced direct costs of $303,672 in fiscal year 2005, and increased direct costs of $84,009 in fiscal year 2004 and prior periods. The 2005 and 2006 amounts are included in their respective income statement positions, while the prior period amount is reflected in a single line item in the Statement of Stockholders Equity as an adjustment to ending 2005 Retained Earnings.

Although not material to prior periods, the Company has determined that this change in accounting method will provide a more consistent approach to reporting the actual expenses related to the usage of those engines and airframe components in future periods than the previously used direct expense method. It will also provide a more consistent reporting of historical values related to the value of the overhauled engine of airframe components in future periods.

The amount of the cumulative effect of the change in accounting method related to the engines and major airframe components is due exclusively to the allocation and reclassification of fixed asset balances, depreciation of the asset value, and changes in the retained earnings balances for items which had been expensed subsequent to the aircraft acquisition.

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

Name                     Age         Position            Held Position Since
----                      --         --------            -------------------
Eugene R. Mallette        57         CEO                        1986
Don T. Squire Jr.         47         Chief Financial Officer    2005
Max A. Hansen             57         Secretary/Treasurer
                                     and Director               1986
Joseph O. Etchart         58         Chairman                   2005
Kenneth D. Holliday       61         Director                   2002
Michael Brown             65         Director                   2006
Ronald L. Pattison        49         Director                   2006


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

     Michael Brown was most recently the Managing Director and Head of Mergers and Acquisitions in the Investment Banking Group of Wells Fargo Securities where he completed numerous mergers and acquisitions, private placements and initial public offerings for companies in various segments of the consumer and technology industries. Mr. Brown was a member of the Investment Banking Commitment Committee of Wells Fargo Securities and coordinated the firm's investment banking activities in Southern California. Prior to joining the predecessor of Wells Fargo Securities, in September 2000, Mr. Brown was a Managing Director in Sutro & Co.'s Investment Banking Department and Head of Mergers and Acquisitions. Before joining Sutro, Mr. Brown was the founding Managing Director of Drexel Burnham Lambert's West Coast Mergers and Acquisitions Department. During his seven-year tenure at Drexel, Mr. Brown's transactions included arranging the $1.6 billion sale of Jack Kent Cooke's cable properties to a consortium of cable operators, Turner Broadcasting's $1.2 billion purchase of MGM, the sale of the Beverly Wilshire Hotel to Regent International, the sale of the Desert Inn and Sands Casinos to MGM Grand, and
T. Boone Pickens' attempted takeovers of Gulf Oil and UNOCAL. Mr. Brown was a member of Turner Broadcasting's Board of Directors. Prior to joining Drexel, Mr. Brown was a Partner specializing in mergers and acquisitions at Kidder Peabody & Co. in Los Angeles and Vice President of Mergers and Acquisitions in the New York office of Goldman Sachs. Mr. Brown was a member of the faculty of Harvard Business School. Mr. Brown is a graduate of Harvard University (M.B.A.) and the Wharton School of the University of Pennsylvania (B.S.&E.). He has served with the U.S. Army Special Forces.

     Ronald L. Pattison received his CPA Certificate in August of 1984 after graduating with a B.A. in Business Administration, specializing in Accounting,. Ron has specialized in the design and administration of defined contribution plans, but also has a working knowledge of the requirements for defined benefit plans. He was the manager of the Defined Contribution practice group in the Albuquerque, New Mexico office of a national consulting firm. Ron left that practice in December of 1990 to start Pattison Pension Specialists, Inc., where he is currently a principal.

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

                   ITEM 10.  EXECUTIVE COMPENSATION

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of Alpine Air's last three completed fiscal years to Alpine Air or its principal subsidiaries Chief Executive Officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at October 31, 2006, the end of Alpine Air's last completed fiscal year). Unless indicated otherwise, all share figures in this Item reflect the three-for-one split of our issued and outstanding common stock in January, 2006.

     Summary Compensation Table
     --------------------------

No executive officer earned over $100,000 in compensation during the previous 3 completed fiscal years.

     Options/SAR Grants.
     -------------------

     We did not grant any options or SARs to any executive officer during the fiscal year ended October 31, 2005. During the year ended October 31, 2006 we issued options to purchase 5,000 shares each to the CEO, Eugene Mallette and to the CFO, Don T. Squire Jr.. These were issued as part of the same option grant offered to all full-time employees in June of 2006.

     Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value
     Table.
     ------

     No stock options or SARs were exercised during the fiscal year ended October 31, 2006.

     Pension Table.
     --------------

      None.

     Compensation of Directors.
     --------------------------

    During the fiscal year ended October 31, 2006, each Director were issued stock options to acquire 10,000 shares of common stock. These options have a two year restriction and an exercise price of $0.50 per share.

     Directors are paid a fee of $2,500 per calendar quarter for services rendered to the Board.

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

     Stock Option Plan.
     ------------------

     In August 2001, Alpine Air adopted an equity incentive plan. The plan allows Alpine to issue incentive stock options ("ISOs") within the meaning of section 422A of the Internal Revenue Code of 1986, as amended ("Code"), non-statutory stock options and restricted shares to employees, directors and consultants of Alpine Air. A total of 770,000 shares of Alpine Air's common stock have been reserved for issuance under the plan. As of January of each year commencing in the year 2002, the aggregate number of shares of Alpine Air's common stock that may be awarded under the plan shall automatically increase by a number equal to the lesser of (i) 7% of the total number of shares of Alpine's common stock outstanding, minus the number of shares of tock previously authorized for award under the plan at the close of the preceding calender year or (ii) 250,000 shares of common stock.

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

During 2006, the Company issued options to acquire 325,000 shares of its common stock at an exercise price of $0.50 per share, to employees and directors of the company.

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information relating to the beneficial ownership of Alpine Air's common stock as of January 26, 2005 by each person known by Alpine Air to be the beneficial owner of more than 5% of the outstanding shares of common stock and each of Alpine Air's directors and executive officers.

Name and Address of
Principal Stockholders:        Common Stock         Percentage
----------------------------   ------------       ---------------
IFW St. Croix Group, LLLP       27,714,465(1)               76.4%
P. O. Box 3032
Kingshill, Virgin Islands 00851

SCS, Inc.                        2,596,770(2)                7.2%
455 East 500 South, #201
Salt Lake City, UT 84111

Officers and Directors:
----------------------------
Eugene R. Mallette, CEO             15,000(3)             Less than 1%
 and Director
Don T. Squire Jr. CFO               60,000(4)             Less than 1%
Max Hansen, Secretary,               3,000                Less than 1%
 Director
Joseph O. Etchart, Director         18,945                Less than 1%
Kenneth D. Holliday, Director          -0-                 -0-
                                ----------                ------------
All officers and directors
 as a group (5 persons)             96,945                Less than 1%
                                ==========                ============

     (1) IFW St. Croix Group, LLLP changed its name to StoneTree Group, LLLP in 2004.

     (2) These shares were issued as restricted stock as compensation on a consulting contract entered into by the Company. The contract covers a two year period and lifting of the restricted status is dependant on contract performance.

     (3) These shares are in the name of Mary Lou Mallette, Mr. Mallette's wife.

     (4) These shares were issued 11/22/2005 and are restricted.

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

Securities Authorized for Issuance under Equity Compensation Plans.
-------------------------------------------------------------------

                    Equity Compensation Plan Information
                    ------------------------------------

            Number of                                  Number of securities
            securities                                 remaining available
            to be issued                               for future issuance
            upon exercise       Weighted-average       under equity
            of outstanding      exercise price of      compensation plans
Plan        options, warrants   outstanding options,   excluding securities
category    and rights          warrants and rights    reflected in column (a)
--------    ----------          -------------------    -----------------------
               (a)                      (b)                      (c)

Equity      544,494                 $2.53                      544,494
compen-     325,000                 $0.50                      325,000
sation
plans
approved
by
security
holders

Equity
compen-
sation
plans not    -0-                   -0-                          -0-
approved
by
security
holders

Total       869,494                 $1.77                      548,295

          ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Notes Payable - Related Party - In connection with the purchase of the aircraft the Company issued a note to an entity related to an officer and majority shareholder of the Company in the amount of $1,476,381. The note payable dated July 31, 2003, bears an interest rate of 6.5% and called for payments of $33,624 due for 14 monthly installments with the balance due November 1, 2004. The entity related to an officer and majority shareholder of the Company previously agreed to forestay future payment until required by the note's balloon payment which was due November 1, 2004 but later agreed to defer all payments of principal, interest and balloon payments until November 1, 2006. Subsequently, all unpaid and accrued interest and the remaining principal balance was rolled into a new note at 6.5% interest and a 5-year term. On October 31, 2006 the balance of this note was $787,768. In connection with the purchase of aircraft during 2004 from an entity related to an officer and majority shareholder of the Company, the Company has entered into a Note Payable in the amount of $86,019. This note bears interest at 6.5%. The note holder had agreed to defer all payments of principal and interest until November 1, 2006. Subsequently, all unpaid and accrued interest and the remaining principal balance was rolled into a new note at 6.5% interest and a 5-year term. On October 31, 2006 the balance of this note was $95,819. During May 2004, lease payments due to an entity related to an officer and majority shareholder of the Company in the amount of $667,115 were converted into a demand note payable with interest to accrue at six and one-half (6.50%) percent on the principal balance. No principal or interest payments were required to be paid until November 1, 2006. Subsequently, all unpaid and accrued interest and the remaining principal balance was rolled into a new note at 6.5% interest and a 5-year term. On October 31, 2006 the balance of this note was $522,454.

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

     (a) Reports on Form 8-K.

     Current Report on Form 8-K dated February 2, 2005, filed February 2,
2005.

     Current Report on Form 8-K dated April 15, 2005, filed April 15, 2005.

     Current Report on Form 8-K dated June 28, 2005, as amended, filed on June 29, 2005 and July 7, 2005.

    Current Report on Form 8-K dated October 27, 2005, as amended, filed on November 18, 2005 and December 12, 2005.


     (b) Exhibits.

31.1  302 Certification of Eugene Mallette

31.2  302 Certification of Don T. Squire Jr.

32    906 Certification

Item 14.  Principal Accountant Fees and Services.


     The following is a summary of the fees billed to Alpine Air by its principal accountants during the fiscal years ended October 31, 2005, and October 31, 2004:


     Fee category                      2006           2005
     ------------                      ----           ----

     Audit fees                        $74,411       $82,541

     Audit-related fees                -0-            -0-

     Tax fees                          -0-            -0-

     All other fees                    -0-            -0-

     Total fees                        $74,411       $82,541

     Audit fees - Consists of fees for professional services rendered by our principal accountants for the audit of Alpine Air's annual financial statements and the review of financial statements included in Alpine Air's Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

     Audit-related fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of Alpine Air's financial statements and are not reported under "Audit fees."

     Tax fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

     All other fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above. The fees disclosed in this category include due diligence, preparation of pro forma financial statements as a discussion piece for a Board member, preparation of letters in connection with the filing of Current Reports on Form 8-K, and assistance with the books of our Chilean subsidiary after the principal accountant's termination as our auditor.

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


Date: 1/27/2006                  By: /s/Eugene Mallette
      ---------                      -----------------------
                                     Eugene Mallette, Chief Executive Officer
                                     and Director


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: 1/27/2006                      /s/Eugene Mallette
      ---------                      -----------------------
                                     Eugene Mallette, Chief Executive Officer
                                     and Director


Date: 1/27/2006                      /s/Don T. Squire Jr.
      ---------                      -----------------------
                                     Don T. Squire Jr., Chief Financial
                                     Officer


Date: 1/27/2006                      /s/Max A. Hansen
      ---------                      -----------------------
                                     Max A. Hansen, Secretary/Treasurer and
                                     Director


Date: 1/27/2006                      /s/Joseph O. Etchart
      ---------                      -----------------------
                                     Joseph O. Etchart, Chairman


Date: 1/27/2006                      /s/Kenneth D. Holliday
      ---------                      ------------------------
                                     Kenneth D. Holliday, Director


 Date: 1/27/2006                      /s/Michael Brown
      ---------                      ------------------------
                                     Michael Brown, Director


Date: 1/27/2006                      /s/Ronald L. Pattison
      ---------                      ------------------------
                                     Ronald L. Pattison, Director