Form 10QSB
period 2007-01-31
ALPINE AIR EXPRESS INC/DE
filed 2007-03-19
CIK 1092807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                                FORM 10QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended January 31, 2007

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ____________  to____________

                        Commission File No. 00027011

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

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                              Not applicable.

                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

          January 31, 2007                            36,271,467 shares

Transitional Small Business Disclosure Format (Check one):  Yes     No X


                      PART I  FINANCIAL INFORMATION

Item 1.   Financial Statements.

     The condensed consolidated financial statements of Alpine Air Express, Inc., a Delaware corporation, and its subsidiary Alpine Aviation, Inc., a Utah corporation, required to be filed with this 10QSB Quarterly Report were prepared by management, and commence on the following page, together with related notes. In the opinion of management, the financial statements present fairly the consolidated financial condition, results of operations and cash flows of Alpine Air for the periods presented.

                    ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

               UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JANUARY 31, 2007

                      ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

               UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                     CONTENTS


                                                                         PAGE


             Unaudited Condensed Consolidated Balance Sheet at            F2
               January 31, 2007


             Unaudited Condensed Consolidated Statements of               F4
               Operations for the Three months ended January 31, 2007 and 2006



             Unaudited Condensed Consolidated Statements of               F6
               Cash Flows for the Three months ended January 31, 2007
               and 2006


             Notes to Unaudited Condensed Consolidated Financial   F8 to F22
               Statements

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

        UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                             ASSETS

                                                      January 31,
                                                         2007
                                                      ___________
CURRENT ASSETS:
 Cash and cash equivalents                            $   408,762
 Trade accounts receivable, net                         2,160,182
 Inventories                                            1,522,442
 Prepaid expenses                                         698,267
 Deposits                                                  10,400
 Deferred tax asset, current                              128,015
                                                      ___________

     Total Current Assets                               4,928,068

PROPERTY AND EQUIPMENT, net                            15,913,448

OTHER ASSETS                                              255,000

DEFERRED TAX ASSETS, longterm                           1,067,661
                                                      ___________
                                                      $22,164,177
                                                      ___________





                           [Continued]
                               F2

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

         UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                           [Continued]


               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       January 31,
                                                         2007
                                                      ___________
CURRENT LIABILITIES:
  Trade accounts payable                              $   570,668
  Accrued liabilities                                     617,543
  Current portion of notes payable                      2,704,497


  Current portion of notes payable   related party        261,119
                                                      ___________
  Total Current Liabilities                             4,153,827

DEFERRED GAIN ON SALE OF ASSETS                           401,772

NOTES PAYABLE, net of current portion                   2,375,570

NOTES PAYABLE   RELATED PARTY, net of current portion   1,061,720
DIVIDENDS PAYABLE                                       1,849,250

                                                      ___________
  Total Liabilities                                     9,842,139
                                                      ___________

STOCKHOLDERS' EQUITY:

  Preferred stock, $.001 par
   value, 1,000,000 shares
   authorized, none issued and outstanding
  Preferred stock of subsidiary, $9.104 stated value,
   1,000,000 shares authorized, 1,000,000 issued and
   outstanding                                          9,104,000
  Discount on preferred stock of subsidiary            (1,346,698)
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 36,271,467 shares issued and
    outstanding                                            36,271
  Additional paid-in capital                            2,198,452
  Accumulated other comprehensive income (loss)                 -
  Retained earnings                                     2,525,639
                                                      ___________
                                                       12,517,664
  Less Stock Subscription Receivable                     (195,626)
                                                      ___________
Total Stockholders' Equity                             12,322,038
                                                      ___________
                                                      $22,164,177
                                                      ___________




The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
                               F3

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 For the Three Months
                                                        Ended
                                                      January 31,
                                                _____________________
                                                   2007      2006
                                                __________ __________
OPERATING REVENUE:
  Operations                                    $4,793,812 $7,956,821
  Public services                                   19,299     16,098
                                                __________ __________
  Total Operating Revenues                       4,813,111  7,972,919
                                                __________ __________
DIRECT COSTS:
  Operations                                     3,146,926  6,281,414
  Public services                                   17,435     29,995
                                                __________ __________
  Total Direct Costs                             3,164,361  6,311,409
                                                __________ __________
  Gross Profit                                   1,648,750  1,661,510
                                                __________ __________
OPERATING EXPENSES:
  General and administrative                       498,149    515,422
  Loss (Gain) on disposal of assets               (386,773)

                                                __________ __________
  Total Operating Expenses                         111,376    515,422
                                                __________ __________
Operating Income (Loss)                          1,537,374  1,146,088
                                                __________ __________
OTHER INCOME (EXPENSE):
  Interest income                                   10,316      2,062
  Interest expense                                (146,782)  (141,637)
  Other income (expense)                                 -          -
                                                __________ __________
  Total Other Income (expense)                    (136,466)  (139,575)
                                                __________ __________
INCOME (LOSS) BEFORE TAXES                      $1,400,908 $1,006,513

  Current income tax expense (benefit)                   -          -
  Deferred income tax expense (benefit)            532,821    384,502
                                                __________ __________
INCOME (LOSS)                                      868,087    622,011
                                                __________ __________



                                 F4

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                           [Continued]

                                                 For the Three Months
                                                        Ended
                                                      January 31,
                                                _____________________
                                                   2007      2006
                                                __________ __________
NET INCOME (LOSS)                               $  868,087 $  622,011
                                                __________ __________

DIVIDENDS:
  Dividends declared and amortization of
  preferred stock discount analogous to a
  preferred stock dividend                        (327,500)  (327,500)
                                                __________ __________
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS    $   540,587 $  294,511
                                                __________ __________
NET INCOME (LOSS) PER COMMON SHARE:
  Basic                                         $      .01 $     0.01
  Diluted                                       $      N/A $      N/A

                                                __________ __________




The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
                               F5

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES
     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      For the Three Months
                                                            Ended
                                                          January 31,
                                                     _______________________
                                                         2007          2006
                                                     _______________________
Cash flows from operating activities:
Net income (loss)                                   $   868,087 $    622,011
                                                     _______________________
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
  Stock issued for services                                   -       11,000
  Deferred tax expense (benefit)                        532,821      384,502
  Depreciation and amortization                         445,563      372,246
  Change in allowance for bad debt                            -     (214,442)
  Gain on Disposal of Assets                           (386,773)           -
  Non-Cash Items                                         65,208       65,208
Changes in operating assets and liabilities:
   Trade accounts receivable                           (345,004)      (2,998)
   Inventories                                         (105,371)      15,792
   Income taxes receivable                                    -      103,297
   Prepaid expenses                                     (78,846)      35,430
   Trade accounts payable                            (1,191,304)  (1,003,518)
   Accrued expenses                                      87,368      407,139
   Refundable deposits                                        -            -
   Deferred gain amortization                           (43,682)     (43,682)
   Deferred tax asset                                         -
                                                     __________ ____________
   Total adjustments                                 (1,020,020)     129,974

                                                     __________ ____________
     Net cash provided by (used in) operating


     activities                                        (151,933)     751,985
                                                     __________ ____________
Cash flows from investing activities:
  Proceeds from sale of Property & Equipment            556,900
  Purchase of property and equipment                   ( 49,240)    (447,750)
  Proceeds from return of Deposits                        5,490        8,153
                                                     __________ ____________
  Net cash provided by (used in) investing activities   513,150     (439,597)
                                                     __________ ____________
Cash flows from financing activities:
  Payment on notes payable                             (277,289)    (376,395)
  Payment on notes payable  related party               (83,202)    (300,000)
  Increase in bank line of credit                       (98,000)           -
                                                     __________ ____________
  Net cash provided by (used in) financing activities  (458,491)    (676,395)
                                                     __________ ____________
Effect of exchange rate changes                               -            -
                                                     __________ ____________
Net change in cash and cash equivalents                 (97,274)    (364,007)
Beginning cash and cash equivalents                     506,036      487,707
                                                     __________ ____________
Ending cash and cash equivalents                     $  408,762  $   123,700
                                                     __________ ____________
                           [Continued]
                               F6

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES
     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           [Continued]
                                                      For the Three Months

                                                            Ended
                                                          January 31,
                                                     _______________________
                                                         2007          2006
                                                     _______________________

Supplemental disclosures of cash flow information
Cash paid during the period for:
  Interest                                           $   166,064 $   117,124
  Income taxes                                       $          $

Noncash investing and financing activities:

For the three months ended January 31, 2007:

The Company had preferred dividend expense of $327,500 which is comprised of $147,940 in dividends payable and $179,560 of amortized discount on preferred stock analogous to a preferred stock dividend.

The Company received services for reduction of Stock Subscription Receivable valued at $65,208.

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

                               F7

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

Principles of consolidation - The consolidated financial statements include the accounts and operations of Alpine Air Express, Inc., and its wholly-owned subsidiary Alpine Aviation, Inc.

Cash and cash equivalents - The Company considers demand deposits at banks and money market funds at other financial institutions with an original maturity of three months or less to be cash equivalents. At January 31, 2007, the Company had cash balances in excess of federally insured limits in the amount of $543,898.

Common Stock Split - During January 2006, the Company effected a 3-for-1 forward stock split. The financial statements have been restated for all periods presented, to reflect the stock split.

Other assets - At January 31, 2007, the Company had three restricted cash time deposits (interest not included) of $255,000 held as security deposits related to aircraft leases and is included in other assets. (See Note 5)

Marketable securities - The Company classifies its marketable securities as available-for-sale. These marketable securities consist of corporate equity securities that are stated at market value. Unrealized gains and losses on available-for-sale securities which are considered temporary in nature are reflected as other comprehensive income (losses), net of tax, in stockholders' equity. Unrealized losses on available-for-sale securities which are not considered temporary in nature using the specific identification method are included in operations. Realized gains and losses on all marketable securities are included in operations and are derived using the specific identification method for determining the cost of securities sold. It is the Company's intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, all marketable securities are classified as current assets.

Trade accounts receivable - The Company grants credit to its customers, substantially all of whom are businesses located in the United States. The Company does not require collateral on any of its trade accounts receivable.

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

Engine overhauls - The Company had previously used the direct expense method to account for engine overhauls and has elected to make a change in accounting method during the year ended October 31, 2006. The Company has elected to make a "Change in Accounting Method" in order to use the deferral method of accounting for our major engine and airframe component overhauls and which provides for major engine and airframe component overhaul costs to be capitalized and depreciated over the estimated useful life of the engine and airframe components. This method will provide a more consistent approach to accounting for major engine and airframe component overhauls.

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

Segment reporting - Statement of Financial Accounting Standards No. 131 (SFAS
131) "Disclosures about Segments of an Enterprise and Related Information", requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. The Company's operations involve a single industry segment as an air cargo operator, transporting mail, packages and other time-sensitive cargo which is not broken down into segments.

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", and SFAS No. 123 (revised 2004), "Share-Based Payment", SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3", SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140", SFAS No. 156 "Accounting for the Servicing of Financial Assets", SFAS No. 157, "Fair Value Measurements", and SFAS No. 158, "Employers" Accounting for Defined Benefit Pension and Other Postretirement Plans- an amendment of FASB Statements No. 87, 88, 106, and 132(R)", were recently issued. SFAS No. 151, 152, 153, 123
(revised 2004), 154, 155, 156, 157 and 158 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Stock Based Compensation - The Company previously accounted for its stock based compensation in accordance with Statement of Financial Accounting Standard ("SFAS") No. 123 "Accounting for Stock-Based Compensation." This statement establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation. However, companies were permitted to continue applying previous accounting standards in the determination of net income with disclosure in the notes to the financial statements of the differences between previous accounting measurements and those formulated by the new accounting standard. The Company adopted the disclosure only provisions of SFAS No. 123, and accordingly, the Company elected to determine net income using previous accounting standards. Equity instruments issued to non-employees are valued based on the fair value of the services received or the fair value of the equity instruments given up which ever is more reliably measurable. Beginning in February 2006, the Company adopted the Provisions of SFAS No. 123 as revised in 2004 which will require that options issued to employees as compensation be valued at fair value. No equity instruments have been awarded since February 2006.

The Company previously adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock- Based Compensation." Accordingly, no compensation cost under SFAS No. 123 has been recognized for the stock option plans or other agreements in the accompanying statement of operations. Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2006 and 2005 consistent with the provisions of SFAS No. 123, the Company's net earnings (loss) net of taxes and earnings per share would have been reduced to the pro forma amounts indicated below:

                   ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

                                                       For the Quarter
                                                     Ended January 31,
                                              ______________________________
                                                   2007            2006
                                              _____________   ______________
Net Income (Loss) available to common shareholders
As reported                                     $   540,587      $   294,511
Add: Stock-based employee compensation expense
included in reported net income                           -                -
Deduct: Total stock-based employee compensation
expense determined under fair value based method          -                -
                                                ___________      ___________
Net Income (Loss) Proforma                      $   540,587      $   294,511
                                                ___________      ___________

Basic earnings (loss) per share    As reported  $       .01      $       .01
                                   Proforma     $       .01      $       .01
Diluted earnings per share         As reported  $       .01      $       .01
                                   Proforma     $       .01      $       .01


NOTE 2  TRADE ACCOUNTS RECEIVABLE


  Trade accounts receivable consist of the following at January 31,
                                                      2007      2006
                                                   _________ _________

  Trade accounts receivable                       $2,184,658 $3,151,564
  Trade accounts receivable  related entity            5,849  1,051,251
  Less allowance for doubtful accounts               (30,325)(1,443,056)
                                                   _________  _________
                                                  $2,160,182 $2,759,759
                                                   _________  _________

Bad debt (recovery) expense for the three months ended January 31, 2007 and 2006 was $0 and ($214,442), respectively.


NOTE 3  PREPAID EXPENSES

  Prepaid expenses consist of the following at January 31,
                                                      2007      2006
                                                  __________ _________
   Prepaid expenses and credits                   $  228,956 $  30,543
   Prepaid other taxes                               469,311   598,907
                                                  __________ _________
                                                  $  698,267 $ 629,450
                                                  __________ _________

                   ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4  INVENTORIES

  The composition of inventories is as follows at January 31,
                                                      2007      2006
                                                   _________ _________

   Aircraft parts                                 $1,077,267 $ 958,140
   Fuel                                               34,854    10,427
   Engine Work in Process                            481,367         -
   Allowance                                         (71,046) (175,406)
                                                   _________ _________
                                                  $1,522,442 $ 793,161
                                                   _________ _________

The Company established an allowance for obsolete inventory for the three months ended January 31, 2007 and 2006 for $71,046 and $175,406, respectively.


NOTE 5   PROPERTY PLANT & EQUIPMENT

Property and equipment consists of the following at January 31,

                                    Estimated life     2007        2006
                                      In years      ___________ ___________
      Building and improvements        10 - 40      $ 1,268,013 $ 1,268,013
      Spare aircraft engines            7 - 10          342,500     342,500
      Aircraft                         10 - 15       15,573,445  18,117,737
      Aircraft Engines                  7 - 10        5,226,568     447,750
      Equipment                         3 - 10          184,348     131,246
      Furniture and fixtures            3 - 10          333,605     332,732
      Vehicles                           5 - 7          135,111     148,351
                                                    ___________  __________
                                                     23,063,590  20,788,329

      Less:Accumulated depreciation and amortization (7,150,142) (3,864,089)
                                                    ___________  __________
                                                    $15,913,448 $16,942,240
                                                    ___________  __________


Depreciation expense amounted to $445,563 and $372,246 for the three months ended January 31, 2007 and 2006, respectively.

All of the Company's aircraft are held as collateral on various notes payable and related party notes payable at January 31, 2007.

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

Aircraft Dispositions - On December 27, 2006 one of the Company's aircraft was involved in an incident where the aircraft landed short of the runway, in a field. Fortunately, the pilot suffered only minor injuries, but the aircraft was not recoverable. The aircraft was fully insured and the Company does not expect this incident to have any effect on operations or its financial position.

NOTE 6  OPERATING LEASES

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

Future minimum lease payments for the years ending January 31, are as follows:

     2007 $      23,263
     2008        10,001
     2009        10,001
     2010        10,001
     2011        10,001
     Thereafter 181,685
             __________
          $     254,952

Total Rental Expense for the period ending January 31, 2007 was $46,133.

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

Future minimum lease payments are as follows for the periods ending January
31:
     2007 $    264,000
     2008      264,000
     2009       66,000
          _____________
          $    594,000
          _____________

Total Lease expense for the period ending January 31, 2007 was $98,063.

                   ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7  RELATED PARTY TRANSACTIONS

The Company performed maintenance and certain qualified repairs on an aircraft owned by a related party. The Company charges the related party cost plus ten percent markup on all parts and a fixed rate of $55 per hour for labor. Total related party sales and cost of sales related to aircraft maintenance are as follows for the three months ended January 31:
                                                       2007       2006
                                                     _________   _________
   Total related party sales                        $    5,849   $   9,717
   Total related party cost of sales                     5,264       8,329
                                                     _________   _________
   Gross margin on related party
     transactions                                   $      585   $   1,388
                                                     _________   _________

At January 31, 2007 and 2006, the Company had a receivable of $5,849 and $9,717, respectively, related to these repairs, reported under Trade Accounts Receivable on the balance sheet.

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

Notes Payable - Related Party - In connection with the purchase of the aircraft in July 2003 the Company issued a note to an entity related to an officer and majority shareholder of the Company in the amount of $1,476,381. The note payable dated July 31, 2003, bears an interest rate of 6.5% and called for payments of $33,624 due for 14 monthly installments with the balance due November 1, 2004. The entity related to an officer and majority shareholder of the Company previously agreed to forestay future payment until required by the note's balloon payment which was due November 1, 2004 but later agreed to defer all payments of principal, interest and balloon payments until November 1, 2006. Subsequently, all unpaid and accrued interest and the remaining principal balance was rolled into a new note at 6.5% interest and a 5-year term. On January 31, 2007 the balance of this note was $741,152.

In connection with the purchase of aircraft in December 2003 from an entity related to an officer and majority shareholder of the Company, the Company has entered into a Note Payable in the amount of $86,019. This note bears interest at 6.5%. The note holder had agreed to defer all payments of principal and interest until November 1, 2006. Subsequently, all unpaid and accrued interest and the remaining principal balance was rolled into a new note at 6.5% interest and a 5-year term. On January 31, 2007 the balance of this note was $90,149.

                    ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7 - RELATED PARTY TRANSACTIONS (Continued)

During May 2004, lease payments due to an entity related to an officer and majority shareholder of the Company in the amount of $667,115 were converted into a demand note payable with interest to accrue at six and one-half (6.50%) percent on the principal balance. No principal or interest payments were required to be paid until November 1, 2006. Subsequently, all unpaid and accrued interest and the remaining principal balance was rolled into a new note at 6.5% interest and a 5-year term. On January 31, 2007 the balance of this note was $491,538.


The following is a summary of notes payable to related parties at January 31, 2007:
     Notes Payable - related party              $ 1,322,839
     Less current portion                          (261,119)
     Long-term portion                          $ 1,061,720
                                                  __________

The estimated aggregate maturities required on notes payable-related party for
each of the individual years at         January 31, 2007 are:
                         2007                    $  261,119
                         2008                       278,857
                         2009                       297,800
                         2010                       318,030
                         2011                       167,033
                                                  _________
                              Total              $1,322,839
                                                 __________

NOTE 8 - LINES OF CREDIT

During the year ended October 31, 2006, the Company initiated 2 lines of credit with a Lender. Balances are currently reported as a separate line item in current liabilities on these financial statements. They are:

Line of Credit #1 - $1,000,000 1-year renewable line maturing August 25, 2007. Interest rate of Lender's Prime plus 1% and a $0 balance on January 31, 2007. Secured by same six aircraft as in note payable #2 in Note 9 below.

Line of Credit #2 - $100,000 10-year revolving line maturing August 25, 2016. Interest rate at Lender's Prime plus 1% with a $0 balance on January 31, 2007. Secured by same six aircraft as Note payable #2 in Note 9 below.

                  ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9   LONG TERM DEBT

Notes payable arose from the purchase of aircraft during July and December 2003 and consisted of the following at:
                                                                  January 31,
                                                                     2007

__________

Note payable #1, assumed at July 31, 2003 with a balance due of
  $2,085,407, due April 10, 2009. Interest rate at Lender's prime rate or 8.25% at January 31, 2007. Secured by 1900C, Reg # N-198GA and
  N-172GA.Personally guaranteed by an officer/shareholder.         $1,168,727

Note payable #2, issued August 28, 2006 for $1,936,193 due August 28, 2009.
  Interest rate of 9.5% at January 31, 2007.  Secured by six aircraft,
  Reg # N-410UB, N-17ZV, N-194GA, N-99TH, N-955AA, and
  N-99GH.  Personally guaranteed by an officer/shareholder.        1,811,340

Note payable #3, assumed at July 31, 2003 with a balance of $3,850,000, due
  January 10, 2008. Interest rate of Lender Prime or 8.25% at January 31, 2007. secured by 1900C, Reg # N-154GA, N-195GA, and 153GA. Personally
  guaranteed by an officer/shareholder.                            2,100,000
                                                                   _________

                                                                   5,080,067
                                           Less current portion   (2,704,497)
                                                                  __________
                                           Long-term portion      $2,375,570
                                                                  __________
The estimated aggregate maturities required on long-term debt for each of the individual years at January 31, 2007 are as follows:

     2007      $2,704,497
     2008         637,673
     2009       1,394,182
     2010         343,715
               ___________
              $ 5,080,067
              ____________

NOTE 10 - STOCKHOLDERS' EQUITY

Common Stock - The Company is authorized to issue 100,000,000 shares of $.001 par value common stock. As of January 31, 2007, 36,271,467 shares are issued and outstanding.

In November 2005 the Company issued 60,000 shares of common stock as part of an employment agreement. The stock was valued at $11,000 or approximately $0.1834 per share.

In December 2005 the Company issued 2,845,461 shares of common stock for services to be rendered over a 2-year period. The stock was valued at $521,668 or approximately $0.1834 per share. At January 31, 2007 $195,626 remains as a subscription receivable for the services yet to be performed.

                     ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCKHOLDERS' EQUITY [CONTINUED]

Stock Split - During January 2006, the Company effected a 3-for-1 forward stock split. The financial statements have been restated for all periods presented, to reflect the stock split.

Preferred Stock - The Company is authorized to issue 1,000,000 shares of $.001 par value preferred stock with such rights and preferences and in such series as determined by the Board of Directors at the time of issuance. No shares are issued or outstanding as of January 31, 2007 and 2006 respectively.

Preferred Stock Subsidiary - The Company's subsidiary Alpine Aviation, Inc. is authorized to issue 1,000,000 shares of preferred stock with a stated value of $9.104. At January 31, 2007, 1,000,000 shares are issued and outstanding. The preferred stock provides for monthly dividends at an annual rate of 6.5%, and is not convertible. The Company can redeem the subsidiary's preferred stock any time and the entity related to an officer and majority shareholder of the Company can call for redemption of the subsidiary's preferred stock any time after December 31, 2008. The Company has entered into an agreement with the holder of the preferred stock to postpone payment of the dividends on the stock until May 1, 2008. However, the dividends will continue to accrue and are presented as a long-term liability on the balance sheet.

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

                      ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCKHOLDERS' EQUITY [CONTINUED]

A summary of the status of the options outstanding under the Company's stock option plans at January 31, 2007, is presented below:
                                     January 31, 2007     October 31, 2006
                                _______________________ ______________________
                                       Weighted Average       Weighted Average
                                Shares  Exercise Price  Shares Exercise Price
                                ________  _____________ _________ ___________
Outstanding at beginning of
 period                          869,494          $1.75   544,494       $2.53
Granted                                -              -   325,000        0.50
Exercised                              -              -         -           -
Forfeited                              -              -         -           -
Expired                                -              -         -           -
                                ________  _____________  ________ ___________
Outstanding at end of Period     869,494          $1.75   869,494       $1.75
                                ________  _____________  ________ ___________
Weighted average fair value of
options granted during the year                           325,000       $0.50
                                ________  _____________  ________ ___________

A summary of the status of the options outstanding under the Company's stock option plans and employment agreements at January 31, 2007 is presented below:

     Options Outstanding Options Exercisable
__________________________________________________________________________
Range of       Weighted-Average      Weighted Average Weighted-Average
Exercise  Number       Remaining        Exercise    Number    Exercise
Prices    Outstanding  Contractual Life Price     Exercisable    Price
__________ ___________ ______________   _________ ___________ ____________
$2.50-$2.75    544,494    3.0 years      $2.53        544,494  $2.53
      $0.50    325,000    9.5 years      $0.50            -0-  $0.50

                         ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11  INCOME (LOSS) PER COMMON SHARE

The following data show the amounts used in computing net income (loss) per common share, for the three months ended January 31:
                                                          2007      2006
                                                      __________  __________
Net income (loss) available to
common shareholders                                  $   540,587 $   294,511
                                                      __________  __________
Common shares outstanding during the entire period 36,271,467 36,271,467 Weighted average common shares issued during the period
                                                      __________  __________
Weighted average number of common shares used in basic
EPS                                                   36,271,467  36,271,467
Dilutive effect of stock options
                                                      __________  __________
Weighted average number of common shares and dilutive
potential common stock used in diluted EPS            36,271,467  36,271,467
                                                      __________  __________

For the three months ended January 31, 2007 and 2006, 869,494 and 544,494 outstanding options, respectively, were excluded from the calculation of diluted earnings per share because their effect was antidilutive. During December 2003 the Company issued 1,000,000 series A, 6.5% preferred shares of the Company's subsidiary Alpine Aviation, Inc. with a stated value of $9.104 per share, for the purchase of aircraft. These preferred shares have no voting rights and are not convertible into common stock and thus are not included in the calculations of earnings per share.



NOTE 12  INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes [SFAS No. 109]. SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At January 31, 2007 and October 31, 2006, respectively, the total of all deferred tax assets was approximately $3,702,000 and $4,111,000 and the total of the deferred tax liabilities was approximately $1,762,000 and $1,638,000. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined.

                     ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12  INCOME TAXES [CONTINUED]

The components of income tax expense (benefit) from continuing operations consist of the following for the three months ended January 31:
                                                          2007         2006
                                                    ___________ ___________
       Current income tax expense (benefit):
             Federal                                $         - $         -
             State                                            -           -
                                                    ___________ ___________
               Current tax expense (benefit)        $         - $         -
                                                    ___________ ___________
       Deferred tax expense (benefit) arising from:
         Excess of tax over financial accounting
         depreciation                               $   123,671 $   186,244
         Deferred gain                                   16,582      16,582
         Allowance for bad debt                               -    (81,402)
         Reserve for accrued vacation                     2,186         109
         Accrued interest                                 3,435     (9,305)
         Foreign net operating loss carryforward              -           -
         Net operating loss carryover                   397,082     338,858
         Valuation allowance                                  -           -
         Inventory reserve                               (9,945)    (66,584)
         Contribution Carryover                            (190)          -
                                                    ___________ ___________
              Net deferred tax expense (benefit)    $   532,821 $   384,502
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

A reconciliation of income tax expense from continuing operations at the federal statutory rate to income tax expense at the company's effective rate is as follows as of January 31:
                                                           2007       2006
                                                       ___________ __________
    Computed tax at the expected statutory rate              34.00%    34.00%
    State and local income taxes, net of federal benefit      3.96%     3.96%
    Other Items                                                .07%      .24%
                                                       ___________ __________
         Income tax expense                                  38.03%    38.20%
                                                       ___________ __________




                               F20

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12  INCOME TAXES [CONTINUED]

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset (liability) for the three months ended January 31, 2007 and at October 31, 2006:

                                              January 31,   October 31,
                                                 2007         2006
                                             ______________________
   Allowance for bad debt                    $    11,511  $   11,511
   Reserve for accrued vacation                   79,053      81,240
   Accrued interest                               10,292      13,726
   Inventory reserve                              26,969      17,025
   Contribution Carryforward                         190           -
                                             _______________________
             Net current tax assets          $   128,015  $  123,502
                                             _______________________

   Capital Loss carryforward                 $   546,403  $  546,403
   Foreign net operating loss carryforward       198,127     198,127
   Net operation loss carryforward             2,641,676   3,038,758
   Valuation allowance                          (744,530)   (744,530)
   Alternative minimum tax credits                35,462      35,462
   Excess of tax over book accounting
     depreciation                             (1,761,989) (1,638,319)
   Deferred sales                                152,512     169,094
                                              ______________________
             Net deferred tax (liability)     $1,067,661  $1,604,995
                                              ______________________

As of January 31, 2007 the Company had foreign net operating loss carryforwards of approximately $1,321,000. The Company also has capital loss carryforwards of approximately $1,439,000 that expire in 2010 and a net operation loss carryforward of approximately $6,959,000 that expires in 2025. A valuation allowance in the amount of approximately $745,000 was recorded at January 31, 2007, due to uncertainty of whether the Company is more than likely not to generate sufficient capital gains and foreign income to utilize the benefit of these loss carryforwards before their expiration. The change in the valuation allowance for the three months ended January 31, 2007 was approximately $0.


NOTE 13 - CONCENTRATIONS

U.S. Postal Service Contracts The Company receives the majority of its revenues from contracts with the U.S. Postal Service (USPS). For the three months ended January 31, 2007 and 2006, the revenues from contracts with the USPS represented 78% and 99% of total revenues, respectively. At January 31, 2007 and October 31, 2006, accounts receivable from the USPS totaled $1,274,695 and $1,357,171, or 59% and 74%, respectively. The contracts currently in effect for USPS routes will expire between July 2009 and November 2009 for mainland US operations and in June 2008 for Hawaii with certain renewal provisions for an additional 2 years on all contracts. The loss of this customer would have a material negative effect on the operations of the Company.

                   ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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


                               F22

Item 2.   Management's Discussion and Analysis or Plan of Operation.

General.
--------

     Alpine Aviation Inc. provides air cargo transportation services in the United States in Hawaii, Montana, North and South Dakota, and Washington. In addition to air cargo transportation, the Company flies charters for other cargo carriers, provides maintenance service on aircraft owned and operated by third parties, and operates a First Officer Training Program.

     During the quarter ended January 31, 2007, cargo volumes were significantly lower when compared to the same period last year, as the Company carried 2,757 tons this quarter in 2007 as compared to 6,586 tons in the same quarter last year. This significant decrease in weight is directly attributable to the Hawaii USPS contract which was originally entered into in April 2004. In April 2005, Alpine notified the USPS of its intention to terminate the Hawaii contract due to the fact that the actual weights being flown under the contract were approximately 10 to 15% lower than the weights provided in the USPS Hawaii contract bid package. Alpine was requested to participate in subsequent bids on all of the Hawaii USPS routes. New bids were provided in May 2005, and Alpine continued to fly all of the USPS Hawaii routes until the USPS awarded new contracts in January 2006. Alpine, as part of a Joint Operating Agreement, was awarded three of the six Hawaii routes at significantly higher rates per pound. This new agreement, commencing in January 2006, is a 3-year contract. As a result of these contractual changes, overall cargo weights fell by 58%, while the corresponding reduction in overall revenues only fell by 39%. However, due to the renegotiation of the Company's other mainland USPS contracts and the efforts of management to control costs, the Company was able to significantly increase net profit from operations for this period when compared to the same period last year.

     The Company continues to experience rising costs in fuel, insurance, contract labor costs and professional services fees. These costs along with the need to continue maintenance and repair of our aircraft place a strong demand on our cash resources. Management has been exceptionally proactive in containing and reducing operating and administrative costs in order to better maximize the use of cash resources.

Liquidity and Capital Resources.
--------------------------------

January 31, 2007 and October 31, 2006.
--------------------------------------

     The Company has a working capital position on January 31, 2007, of $774,241, as compared to $707,754 on October 31, 2006. The increase of $66,487 is attributed primarily to a significant reduction in accounts payable, which was almost completely offset by the shift of a single note payable from a long term liability to a current liability, as the balance on the note became payable on January 10, 2007. Had this note not shifted to a current liability position, the Company would have seen their working capital position during the period increase to $2,349,241. The Company has seen exceptional improvement in its working capital over the past year and the management team continues to make a strong effort to maximize its cash resources.

Results of Operation.
---------------------

     Three months ended January 31, 2007 and 2006.
     ---------------------------------------------

     During the quarter ended January 31, 2007, we had a net profit of $868,087, with a net profit available to shareholders of $540,587 or $0.01 per share, versus a net profit of $622,011, with a net profit available to shareholders of $294,511 or $0.01 per share, for the quarter ended January 31, 2006.

     Revenue for the quarter ended January 31, 2007, was $4,813,111, of which $4,793,812 consisted of revenue from operations and $19,299 was derived from public services. This represents a decrease in total revenue of approximately 39% over revenues of $7,972,919 for the same period in 2006. This decrease in revenue is primarily due to the results of the new Hawaii contract which went into effect during the 1st Quarter 2006 when Alpine, as part of a Joint Operating Agreement, was awarded only three of the six original Hawaii routes it was flying in 2005, but at significantly higher rates per pound.

     Total direct costs were $3,164,361 in the quarterly period ended January 31, 2007, as compared to $6,311,409 in the same period for the prior year. This decrease of nearly 50% in total direct costs represents both the reduced number of flights in Hawaii and the continuing successful efforts of management to reduce operating expenses.

     General and Administrative expenses decreased to $498,149 during the quarter ended January 31, 2007, from $515,422 during the quarter ended January 31, 2006. During the quarter there was a one time gain on disposition of assets of $386,773, which represents the insurance claim settlement on a single aircraft (N99TH) combined with the sale of several vehicles.

     During the quarter ended January 31, 2007, there has been a decrease of $3,109 in other expense from $139,575 in January, 2006, to $136,466 in 2007. This decrease is directly attributable to a $8,254 increase in interest income combined with an increase in interest expense of $5,145 over the same period last year.

     Safe Harbor Statement.
     ----------------------

     Statements made in this Form 10QSB which are not purely historical are forwardlooking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) our ability to retain existing commercial relationships and to obtain additional profitable sources of revenue, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

     Forwardlooking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company's control) that could cause actual results to differ materially from those set forth in the forwardlooking statements, including the following, in addition to those contained in the Company's reports on file with the SEC: general economic or industry conditions, nationally and/or in the communities in which the Company conducts business, legislation or regulatory requirements, the economic condition of the U.S. Postal Service, changes in the air cargo, charter and leasing industries, demand for air cargo, charter and leasing services, competition, changes in the quality or composition of the Company's services, our ability to develop profitable new sources of revenue, changes in accounting principals, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting the Company's operations, services and prices.

     Accordingly, results actually achieved may differ materially from expected results in these statements. Forwardlooking statements speak only as of the date they are made. The Company does not undertake, and specifically disclaims, any obligation to update any forwardlooking statements to reflect events or circumstances occurring after the date of such statements.

Item 3A(T).   Controls and Procedures.

Management's Annual Report on Internal Control Over Financial Reporting.
------------------------------------------------------------------------

     As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Director of Accounting, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Director of Accounting concluded that our disclosure controls and procedures are effective, and are designed to timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting.
-----------------------------------------------------

     There have been no changes in our internal control over financial reporting.

                        PART II  OTHER INFORMATION

Item 1.   Legal Proceedings.

Lawsuit - The Company has been named in a lawsuit by a former employee for claims of approximately $50,000 related to wrongful termination. The Company has made an offer to settle which was turned down. The plaintiff is not actively pursuing prosecution, and the Company believes the case may be dismissed for lack of prosecution.

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

                                         ALPINE AIR EXPRESS, INC.


Date: 3/16/2007                          By: /s/ Eugene R. Mallette
      ---------                             -------------------------
                                            Eugene R. Mallette, Chief
                                            Executive Officer and Director


Date: 3/16/2007                             /s/ Don T. Squire Jr.
      ---------                             -------------------------
                                            Don T. Squire Jr.,
                                            Chief Financial Officer


Date: 3/16/2007                             /s/ Max A. Hansen
      ---------                             -------------------------
                                            Max A. Hansen, Secretary/Treasurer
                                            and Director



Date: 3/16/2007                             /s/ Joseph O. Etchart
      ---------                             -------------------------
                                            Joseph O. Etchart,
                                            Chairman of the Board of Directors


Date: 3/16/2007                             /s/ Kenneth D. Holliday
      ---------                             -------------------------
                                            Kenneth D. Holliday, Director


Date: 3/16/2007                             /s/Michael Brown
      ---------                             -------------------------
                                            Michael Brown, Director


Date: 3/16/2007                             /s/Ronald L. Pattison
      ---------                             ------------------------
                                            Ronald L. Pattison, Director