Form 10KSB/A
period 2006-10-31
ALPINE AIR EXPRESS INC/DE
filed 2007-05-23
CIK 1092807

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                   FORM 10-KSB/A-1
(Mark One)

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

Background.
-----------

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

     In May, 2002, Alpine Air formed a subsidiary known as Alpine Air Chile S.A. ("Alpine Air Chile"), which was headquartered in Santiago, Chile. This subsidiary began operations after the end of our 2002 fiscal year. Alpine Air Chile is an 85%-owned subsidiary. The operations of Alpine Air Chile were discontinued during the previous fiscal year (2005)

Routes and Delivery.
--------------------

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

Industry overview.
------------------

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

Employees.
----------

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

Holders.
--------

     As of January 19, 2007, there were 36,271,461 post split shares of common stock outstanding held by approximately 433 active holders of record, including broker-dealers and clearing corporations holding shares on behalf of their customers, as reported by the Company's transfer agent. This figure does not include an indeterminate number of stockholders who may hold their shares in street name.

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

     Revenues were over $20 million in 2006, a nearly 11% decrease from the $22 million in 2005. The primary decrease in revenues came from our contract changes in the Hawaii USPS contract which was originally entered into in April 2004. In April 2005 Alpine notified the USPS of its intention to terminate the Hawaii contract due to the fact that the actual weights being flown under the contract were approximately 10 to 15% lower than the weights provided in the USPS Hawaii contract bid package. Alpine was requested to participate in subsequent bids on all of the Hawaii USPS routes. New bids were provided in May 2005 and Alpine continued to fly all of the USPS Hawaii routes (at increased interim rates) until the USPS awarded new contracts in January 2006. Alpine, as part of a Joint Operating Agreement, was awarded three of the six Hawaii routes at significantly higher rates per pound. This new agreement that commenced in January 2006, is a three-year contract. If the Company were unable to renew this contract in January 2009, it would have a significant impact on earnings and revenues. However, management has had substantial success in renewing contracts with the USPS over the past 30 years.

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

Liquidity and Capital Resources.
--------------------------------

October 31, 2006 and 2005.
--------------------------

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

     The Company's increase in working capital was a result of multiple factors, including increased parts inventory of $608,118 and increased cash balances of $18,329, this, coupled with a decrease of $1,583,328 in accounts payable and a decrease in accrued liabilities of $112,196 contributed to the overall working capital increase. Decreases of $397,593 were also noted in the current portion of notes payable. The Company presently has no material off-balance sheet financing arrangements.

     Dividend payments associated with the issuance of preferred stock of the Subsidiary of the Company that are due to the Company's majority shareholder,
Eugene R. Mallette, have been deferred until May 1, 2008. This is a significant commitment shown by the majority shareholder to utilize the Company's cash resources to support the operating needs of the Company.

     Total assets decreased to $22,836,922 on October 31, 2006 from $24,543,565 on October 31, 2005. Total Liabilities also decreased from $14,539,192 to $11,300,308 during the same period. Our stockholders' equity has also increased from $3,285,891 to $3,958,941 for October 31, 2005 and October 31, 2006, respectively.

     At October 31, 2006 there was a net profit from operations before income taxes and discontinued operations of $2,768,595. This is a significant transformation from the net loss from the previous year of $(2,369,056). Management has provided exceptional leadership in implementing the necessary course changes in this evolution. Depreciation was $1,950,910 for an increase of $428,787 over last year. This increase is due to the change in accounting method implemented during this current period. Aircraft engine overhauls previously expensed were capitalized and have created greater depreciation expense in the current period.

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

     Investing activities for the year ended October 31, 2006, included receiving $686,150 in net cash receipts primarily from the proceeds of the sale of property and equipment. Additional equipment purchases during the current year totaled $1,449,652.

     For the year ended October 31, 2006, net cash used in financing activities was $1,689,506, primarily from payments of $1,417,879 towards notes payable and $369,627 from payments to related party notes payable. For the year ended October 31, 2005, financing activities used net cash of $661,357, with $1,362,357 paid on notes payable and $250,000 towards notes payable related parties. During August 2006, Alpine initiated two lines of credit for use in possible future working capital requirement situations. The total available for use on both lines is $1,100,000 and as of October 31, 2006 there was $1,002,000 available to be used in the lines of credit. All Alpine aircraft are currently pledged as collateral on the various lines of credit, Notes Payable and Preferred Stock of the Company.

     For the years ended October 31, 2006 and 2005, net increases (uses) in cash and cash equivalents were $18,329 and $(318,672), and ending cash and cash equivalents was $506,036 and $487,707, respectively.

Results of Operation.
---------------------

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

     Alpine's revenue from Public Services which include its First Officer Training Program and maintenance provided to outside entities declined from $564,003 in 2005 to $201,438 in 2006. This decline was the direct result of the Company focusing its attention to providing more consistent maintenance of its own aircraft and less focus on providing maintenance to outside entities. As a result, expenses for Public Services also declined from $192,455 to $70,301.

     Operating expenses increased slightly to $1,551,211 from $1,460,994 for the years ended October 31, 2006 and 2005 respectively. Had consulting expenses not increased during the current period, operating expenses would have seen an additional 10% decrease. During the year ended October 31, 2006 and 2005, gain(loss) on disposal of assets was $596,432 and $(352,177) respectively. This substantial increase is due to the gain on disposition of an aircraft and several surplus vehicles during the current year versus the loss on disposition of an aircraft in the previous year.

     During the year ended October 31, 2006, Other Income (expense) was $664,905 compared to the previous year total of $612,606. The increase was the direct result of an increase of interest expense due to the rise in variable interest rates on debts.

     Total income tax expense (benefit) for the year ended October 31, 2006 and 2005 were $1,057,380 and $(873,684), respectively.

     For the year ended October 31, 2006 and 2005, income (loss) before preferred dividends of subsidiary was $1,711,215 and ($1,438,448), or $0.05 per share and ($0.04) per share, respectively. For the same periods net income
(loss) available to shareholders was $401,215 and ($2,748,447), and $0.01 per share and ($0.08) per share, respectfully. The difference for both years presented is approximately $1,310,000 and $0.04 per share, which is related to dividends declared on preferred stock and the amortization of a preferred stock discount analogous to a preferred stock dividend.

Critical Accounting Policies and Estimates.
-------------------------------------------

     The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of estimates and assumptions to determine certain assets, liabilities, revenues and expenses. Management bases these estimates and assumptions upon the best information available at the time of the estimates or assumptions. The Company's estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from estimates. The most significant estimates made by management include allowance for doubtful accounts receivable, reserves for excess and obsolete inventories, deferred tax asset valuation, revenue recognition and valuation of long-lived assets.

     Following is a discussion of critical accounting policies and related management estimates and assumptions.

     Allowance for Doubtful Accounts. An allowance for doubtful accounts receivable in the amount of $30,324 and $1,228,614, respectively, as of October 31, 2006 and 2005, and was established based on management's estimates of the collectability of accounts receivable. The required allowance is determined using information such as customer credit history, industry information, credit reports, customer financial condition and the collectability of outstanding accounts receivables associated with a discontinued business segment. The estimates can be affected by changes in the financial strength of the aviation industry, customer credit issues or general economic conditions. The significant difference in the two years presented is primarily related to amounts owed the Company by a single customer (Sundance
Air), which have been determined by management to now be uncollectible due to a bankruptcy filing.

     Inventories. The Company's parts inventories are valued at the lower of cost or market. Reserves for excess and obsolete inventories in the amount of $44,849 and $0, respectively, as of October 31, 2006 and 2005, are based on assessment of the marketability of slow-moving and obsolete inventories. Estimates are subject to volatility and can be affected by reduced equipment utilization, existing supplies of used inventory available for sale, the retirement of aircraft or ground equipment and changes in the financial strength of the aviation industry.

     Deferred Taxes. Net deferred tax assets are shown net of valuation allowance in the amount of $1,604,995 and $2,274,503, as of October 31, 2006 and 2005, respectively, to reflect the likelihood of the recoverability of certain of these assets. Company judgment of the recoverability of certain of these assets is based primarily on estimates of current and expected future earnings and tax planning. The balance of net deferred tax assets will continue to decrease as the Company continues to perform well.

     Revenue Recognition. Cargo revenue is recognized upon completion of contract terms and maintenance revenue is recognized when the service has been performed. The Company has renewed all fixed-price (revenue per pound) contracts which it now holds, during the current year ended October 31, 2006. These contracts vary in length but average three years, with some having options for an additional year(s).

     Valuation of Long-Lived Assets. The Company assesses long-lived assets used in operations for impairment when events and circumstances indicate the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. In the event it is determined that the carrying values of long-lived assets are in excess of the fair value of those assets, the Company then will write-down the value of the assets to fair value.

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

As discussed in Note 21 to the financial statements, management has restated their financial statements to reclassify preferred stock out of stockholders' equity and to reclassify dividend payments as an expense before net income.

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
January 26, 2007, except for Notes 11 and 21
as to which the date is May 18, 2007

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
                                                   ___________
                                                   $22,836,992
                                                   ___________


                           [Continued]

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET

                          [Continued]

              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             October 31,
                                                                2006
                                                            ___________

CURRENT LIABILITIES:
    Lines of Credit                                              98,000
    Trade accounts payable                                    1,761,971
    Accrued liabilities                                         530,175
    Current portion of notes payable                          1,121,613
    Current portion of notes payable   related party            277,585
                                                            ___________
   Total Current Liabilities                                  3,789,344

DEFERRED GAIN ON SALE OF ASSETS                                 445,454

NOTES PAYABLE, net of current portion                         4,235,743

NOTES PAYABLE   RELATED PARTY, net of current portion         1,128,456

DIVIDENDS PAYABLE                                             1,701,310
                                                            ___________

   Total Liabilities                                         11,300,308
                                                            ___________

PREFERRED STOCK OF SUBSIDIARY, $9.104 stated value,
    1,000,000 shares authorized, 1,000,000 issued and
    Outstanding, net of Discount                              7,577,743

                                                            ___________
STOCKHOLDERS' EQUITY:
    Preferred stock, $.001 par value, 1,000,000 shares
    authorized, none issued and outstanding                           -
    Common stock, $.001 par value, 100,000,000 shares
    authorized, 36,271,461 shares issued and outstanding         36,271
    Additional paid-in capital                                2,198,452
    Stock Subscription Receivable                              (260,834)
    Retained earnings                                         1,985,052
                                                            ___________
   Total Stockholders' Equity                                 3,958,941
                                                            ___________
                                                            $22,836,992
                                                            ___________

The accompanying notes are an integral part of this consolidated financial statement.


                               F-4
            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     For the Year Ended
                                                       October 31,
                                                _________________________
                                                    2006          2005
                                                ___________   ___________
OPERATING REVENUE:
 Operations                                     $19,955,219   $22,065,887
 Public services                                    201,438       564,003
                                                ___________   ___________
 Total Operating Revenues                        20,156,657    22,629,890
                                                ___________    ___________
DIRECT COSTS:
 Operations                                      15,698,077    22,380,714
 Public services                                     70,301       192,455
                                                ___________   ___________
 Total Direct Costs                              15,768,378    22,573,169
                                                ___________   ___________
 Gross Profit                                     4,388,279        56,721
                                                ___________   ___________
OPERATING EXPENSES:
 General and administrative                       1,551,211     1,460,994
 Loss (Gain) on disposal of assets                 (596,432)      352,177
                                                ___________   ___________
 Total Operating Expenses                           954,779     1,813,171
                                                ___________   ___________
Operating income (loss)                           3,433,500    (1,756,450)
                                                ___________   ___________
OTHER INCOME (EXPENSE):
 Interest income                                      9,664        19,687
 Interest expense                                  (674,569)     (601,715)
 Gain (loss) on sale of securities                        -       (30,578)
 Other income (expense)                                   -             -
                                                ___________   ___________
 Total Other Income (Expense)                      (664,905)     (612,606)
                                                ___________   ___________

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS      2,768,595    (2,369,056)
                                                ___________   ___________

GAIN (LOSS) FROM DISCONTINUED OPERATIONS, NET             -        56,924
OF $0 TAX EFFECT                                ___________    ___________

INCOME (LOSS) BEFORE TAXES                        2,768,595    (2,312,132)

 CURRENT INCOME TAX EXPENSE (BENEFIT)                     -             -
 DEFERRED INCOME TAX EXPENSE (BENEFIT)            1,057,380      (873,684)
                                                ___________   ___________
INCOME (LOSS)                                     1,711,215   $(1,438,448)
BEFORE PREFERRED STOCK DIVIDENDS
                                                ___________   ___________

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS

                          [Continued]


                                                  For the Year Ended
                                                     October 31,
                                                _________________________
                                                    2006         2005
                                                ___________   ___________

Preferred Dividends from Subsidiary and related
 amortization of preferred stock discount         1,310,000      1,309,999
                                                 ___________   ___________

NET INCOME (LOSS)                                   401,215     (2,748,447)

                                                 ___________   ___________
NET INCOME(LOSS) PER COMMON SHARE:
 Basic                                          $      0.01     $    (0.08)
 Diluted                                                N/A            N/A







The accompanying notes are an integral part of these consolidated financial statements.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                    For the Year Ended
                                                        October 31,
                                                _________________________
                                                     2006       2005
                                                ___________   ___________

COMPREHENSIVE NET INCOME (LOSS)                 $   401,215   $(2,748,447)
                                                ___________   ___________
OTHER COMPREHENSIVE INCOME (LOSS):
 Unrealized loss on available for sale
 securities, net of tax                                   -       (12,446)
 Realized loss on available for sale securities           -        30,578
 Foreign currency translation                             -        17,364
 Reclassification Adjustment - Foreign                    -      (123,804)
 Currency Translation
                                                ___________   ___________
COMPREHENSIVE INCOME (LOSS)                     $   401,215   $(2,836,755)
                                                ___________   ___________




The accompanying notes are an integral part of these consolidated financial statements.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

          FOR THE YEARS ENDED OCTOBER 31, 2006 AND 2005

                              Common Stock
                              _____________________
                              Shares        Amount
                              ___________ _________
BALANCE,
October 31, 2004               33,366,000 $  33,366

                              ___________ _________
BALANCE,
October 31, 2005               33,366,000 $  33,366
                              ___________ _________

Shares issued in November
As part of employee
Compensation package               60,000        60

Shares issued in December
As part of a Consulting
Contract                        2,845,461     2,845
                              ___________  ________
BALANCE,
October 31, 2006               36,271,461  $ 36,271
                              ___________  ________

                                        Additional
                              Paid-in   Comprehensive  Retained   Accumulated
                              Capital   Income (Loss)  Earnings      Total
                            ___________  ____________ ___________ ___________
BALANCE, October 31, 2004    $1,668,689  $    88,308  $ 4,191,263 $ 5,981,626

Net income for the year ended
October 31, 2005                      -            -   (2,748,447) (2,748,447)

Unrealized Loss on available-
for-sale securities, net of tax       -       18,132                   18,132

Foreign Currency translation
adjustment, net of minority
interest                              -     (106,440)                (106,440)

BALANCE, October 31, 2005    __________  ___________  ___________ ___________
Before Restatement           $1,668,689  $         -  $ 1,442,816 $ 3,144,871

Prior Period adjustments due
To a change In Accounting Method
Net of taxes of $78,642               -            -      141,021     141,021
                             __________  ___________  ___________ ___________
BALANCE, October 31, 2005    $1,668,689  $         -  $ 1,583,837 $ 3,285,892
After Restatement
(continued)

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

          FOR THE YEARS ENDED OCTOBER 31, 2006 AND 2005


Net income for the year ended
October 31, 2006                      -            -      401,215
401,215

Shares issued in November
As compensation package          10,940            -           -       11,000

Shares issued in December
As consulting Contract          518,823            -           -      521,668

Stock Subscription Receivable                                        (260,834)
                             __________  ___________  ___________  __________
BALANCE, October 31, 2006    $2,198,452  $         -  $ 1,985,052 $ 3,958,941








The accompanying notes are an integral part of this consolidated financial statement.

           ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      For the Year Ended
                                                          October 31,
                                                       2006         2005
                                                   ____________  ____________
Cash flows from operating activities:
Net income (loss)                                  $   401,215 $(2,748,447)
                                                   ___________ ___________
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
  Realized gain (loss) on marketable securities              -     (30,578)
  Gain on Sale of Assets                              (590,851)          -
  Loss on disposal of Assets                                 -     352,177
  Deferred tax expense (benefit)                     1,057,380    (862,589)
  Preferred Stock Dividends of subsidiary and
  amortization of Discount to Preferred Stock        1,310,000   1,309,999
  Non-cash expense                                     271,834     456,082
  Depreciation and amortization                      1,942,854   1,515,243
  Provision for bad debt                                     -      50,085
Changes in operating assets and liabilities:
   Income taxes receivable                             103,297      91,900
   Trade accounts receivable                           727,141  (1,328,391)
   Inventories                                        (608,118)    (46,251)
   Prepaid expenses                                     45,459    (329,740)
   Deposit on aircraft leases                           39,110     100,000
   Accrued interest on loan to officer and related
   party                                              (175,185)     95,777
   Trade accounts payable                           (1,583,328)  1,449,642
   Accrued expenses                                   (112,196)    410,182
   Refundable deposits                                 (95,700)    (48,079)
   Deferred gain                                      (174,729)   (174,729)
                                                   ___________  __________
          Total adjustments                          2,156,968   3,010,730
                                                   ___________  __________
      Net cash provided by (used in) operating
      activities                                     2,558,183     262,283
                                                   ____________ ___________
Cash flows from investing activities:
Proceeds from sale of marketable securities                  -     244,401
Proceeds from sale of property and equipment           686,150           -
Purchase of property and equipment                  (1,449,652)    (71,198)
Increase in other assets                               (86,846)     (4,492)
                                                   ___________  __________
      Net cash provided by (used in) investing
      activities                                      (850,348)    168,711
                                                   ____________ ___________
Cash flows from financing activities:
Line of Credit Increase                                 98,000          -
Payment on notes payable                            (1,417,879) (1,362,357)
Payment on notes payable   related party              (369,627)   (250,000)
Proceeds from Note Payable                                   -     651,000
Proceeds from Note Payable  related party                    -     300,000
                                                   ___________  __________

           ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS

                          [Continued]
      Net cash provided by (used in) financing
      activities                                    (1,698,506)   (661,357)
                                                   ___________  __________
Effect of exchange rate changes                              -     (88,309)
                                                   ___________ ___________
Change in cash and cash equivalents                     18,329    (318,672)

Beginning cash and cash equivalents                    487,707     806,379
                                                   ___________ ___________
Ending cash and cash equivalents                   $   506,036 $   487,707
                                                   ___________ ___________


                                                     For the Year Ended
                                                          October 31,
                                                       2006       2005
                                                  ____________  ____________
Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest                                      $    638,408  $    505,938
    Income Taxes                                  $          -  $          -

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

Sales/Leasebacks - In April 2004, the Company entered into a sale/leaseback agreement with a third party, wherein, the Company sold an aircraft for $650,000 and entered into a 60 month operating lease (See Note 6). The Company has recorded a deferred gain of $355,716 which will be amortized over the life of the lease as an offset to lease expense. In addition, $80,000 of the proceeds from this sale are invested in a time deposit as collateral on the lease. These funds are recorded as a restricted time deposit on the Company's records.

                    ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5   PROPERTY PLANT & EQUIPMENT [CONTINUED]

In June 2004, the Company entered into a sale/leaseback agreement with a third party, wherein, the Company sold an aircraft for $650,000 and entered into a 60 month operating lease (See Note 6). The Company has recorded a deferred gain of $517,929 which will be amortized over the life of the lease as an offset to lease expense. In addition, $80,000 of the proceeds from this sale are invested in a time deposit as collateral on the lease. These funds are recorded as a restricted time deposit on the Company's records.

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

                    ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - OPERATING LEASES (CONTINUED)

Total Rental Expense for the year ending October 31, 2006 and 2005 was $172,223 and $139,008, respectively.

Aircraft - In April and June of 2004 and again in April of 2006, the Company entered into certain sale/leaseback agreements (See Note 5). The Company has agreed to lease two aircraft for sixty months. It has also agreed to lease a third aircraft on a month to month basis. The Company is also required to pay an additional amount to the Lessor based on the aircraft's actual flight time. The Lessor is responsible for engine overhauls and maintenance on all leased aircraft.

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

NOTE 11  PREFERRED STOCK - SUBSIDIARY

The Company's subsidiary Alpine Aviation, Inc. is authorized to issue 1,000,000 shares of preferred stock with a stated value of $9.104. At October 31, 2006, 1,000,000 shares are issued and outstanding. The preferred stock provides for monthly dividends at an annual rate of 6.5%, and is not convertible. The Company can redeem the subsidiary's preferred stock any time and the entity related to an officer and majority shareholder of the Company can call for redemption of the subsidiary's preferred stock any time after December 31, 2008. The Company has entered into an agreement with the holder of the preferred stock to postpone payment of the dividends on the stock until May 1, 2008. However, the dividends will continue to accrue and are presented as a long-term liability on the balance sheet. Due to the nature of this instrument, the Company is classifying it outside of Stockholders' Equity in accordance with EITF Topic D-98. The related dividends and amortization of discount on Preferred Stock are not charged to equity but are applied to the Income Statement in accordance with EITF 86-32.

               ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11  PREFERRED STOCK   SUBSIDIARY (Continued)

FOR THE YEARS ENDED OCTOBER 31, 2006 AND 2005

                       Preferred Stock
                    ____________________ Preferred Stock
                    Shares        Amount    Discount
                    _________ ___________ ______________
BALANCE,
October 31, 2004    1,000,000   9,104,000     (2,962,736)

Amortization of
preferred stock discount
analogous to a preferred
stock dividend              -           -        718,239
                    _________ ___________ ______________
BALANCE,
October 31, 2005    1,000,000   9,104,000     (2,244,497
                    _________ ___________ ______________
Amortization of
preferred stock discount
analogous to a preferred
stock dividend              -           -        718,239
                     _________ ___________ ______________
BALANCE,
October 31, 2006    1,000,000   9,104,000     (1,526,258)
                    _________ ___________ ______________


NOTE 12   STOCKHOLDERS EQUITY

Common Stock - The Company is authorized to issue 100,000,000 shares of $.001 par value common stock. As of October 31, 2006, 36,271,467 shares are issued and outstanding.
F-20

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

Preferred Stock - The Company is authorized to issue 1,000,000 shares of $.001 par value preferred stock with such rights and preferences and in such series

               ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12   STOCKHOLDERS EQUITY (Continued)

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

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - INCOME TAXES [CONTINUED]

The components of income tax expense (benefit) from continuing operations for the year ended October 31,:
                                                       2006            2005
                                                    ___________  ___________
      Current income tax expense (benefit):
        Federal                                     $         - $          -
        State                                                 -            -
                                                    ___________  ___________
           Current tax expense (benefit)            $         - $          -
                                                    ___________  ___________
      Deferred tax expense (benefit) arising from:
        Excess of tax over financial accounting
        depreciation                                $   (35,272)$  1,344,414
        Deferred gain                                    66,328       68,327
        Allowance for bad debt                          454,871      (19,012)
        Inventory Shrinkage                             (17,025)           -
        Reserve for accrued vacation                    (37,832)     (12,452)
        Accrued interest                                 66,500      (48,574)
        Alternative minimum tax credit                        -            -
        Foreign net operating loss carryforward               -        8,539
        Net operating loss carryover                    559,810   (2,206,387)
        Valuation allowance                            (534,796)     (81,582)
        Capital loss carryover                          534,796       73,043
                                                    ___________  ___________
     Net deferred tax expense (benefit)             $ 1,057,380  $  (873,684)
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

NOTE 16   DISCONTINUED OPERATIONS

As of October 2005, the Company has terminated all business operations in Chile. The financial activity for the prior year is reflected as a single line item under 2005 Discontinued Operations.

NOTE 17 - SEGMENT INFORMATION

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

NOTE 18   SUBSEQUENT EVENTS

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

NOTE 19   COMMITMENTS AND CONTINGENCIES

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

NOTE 19   COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE 20   CHANGE IN ACCOUNTING METHOD

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

This change in accounting method had a minimal effect (less than $0.01) on earnings per share for both the current and the prior year presented.

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21   RESTATEMENT

The Company has restated its financial statements for the years ended December 31, 2006 and 2005. The significant changes made are further described and summarized below.

Upon current review of accounting standards and interpretations, management has determined to change its accounting treatment of the preferred stock issued by its subsidiary. The preferred stock which has previously been disclosed as part of stockholders' equity is now reclassified outside of equity as a mezzanine item on the balance sheet. Further, the dividends on preferred stock which previously were deducted from Net Income to arrive at Income Available to Common Stockholders, has been reclassified as an expense to arrive at Net Income.

The following table highlights the significant areas of change from those previously reported:

                              Year Ended October 31, 2006
                      ________________________________________
                              As Previously
                              Reported       Restated
                              October 31,    October 31,
                              2006           2006           Change
                              __________     __________     __________

     Total Assets             $22,836,992    $22,836,992    $        -
     Stockholders' Equity     $11,536,684    $ 3,958,941    $7,577,743
     Net Income (Loss)        $ 1,711,215    $   401,215    $1,310,000
     Income (Loss) available
     to common stockholders'  $   401,215    $   401,215    $        -
     Basic Earnings (Loss)
     per Share                $.01           $.01           $        -


                              Year Ended October 31, 2005
                    ________________________________________
                              As Previously
                              Reported       Restated
                              October 31,    October 31,
                              2005           2005           Change
                         __________     __________     __________
     Net Income (Loss)        $(1,438,448)   $(2,748,447)   $1,309,999
     Income (Loss) available
     to common stockholders'  $(2,748,447)   $(2,748,447)   $        -
     Basic Earnings (Loss)
     per Share                $(.08)         $(.08)         $        -

                             PART III

Item 8(A)T.  CONTROLS AND PROCEDURES
------------------------------------

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

Changes in Internal Control Over Financial Reporting.
-----------------------------------------------------

     There have been no changes in internal control over financial reporting during the period covered by this Annual Report.

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

     Ronald L. Pattison received his CPA Certificate in August of 1984 after graduating with a B.A. in Business Administration, specializing in Accounting. Ron has specialized in the design and administration of defined contribution plans, but also has a working knowledge of the requirements for defined benefit plans. He was the manager of the Defined Contribution practice group in the Albuquerque, New Mexico office of a national consulting firm. Ron left that practice in December of 1990 to start Pattison Pension Specialists, Inc., where he is currently a principal.

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

     Summary Compensation Table.
     ---------------------------

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

     Stock Option Plan.
     ------------------

     In August 2001, Alpine Air adopted an equity incentive plan. The plan allows Alpine to issue incentive stock options ("ISOs") within the meaning of section 422A of the Internal Revenue Code of 1986, as amended ("Code"), non-statutory stock options and restricted shares to employees, directors and consultants of Alpine Air. A total of 770,000 shares of Alpine Air's common stock have been reserved for issuance under the plan. As of January of each year commencing in the year 2002, the aggregate number of shares of Alpine Air's common stock that may be awarded under the plan shall automatically increase by a number equal to the lesser of (i) 7% of the total number of shares of Alpine's common stock outstanding, minus the number of shares of tock previously authorized for award under the plan at the close of the preceding calendar year or (ii) 250,000 shares of common stock.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information relating to the beneficial ownership of Alpine Air's common stock as of May 17, 2007 by each person known by Alpine Air to be the beneficial owner of more than 5% of the outstanding shares of common stock and each of Alpine Air's directors and executive officers.

Name and Address of
Principal Stockholders:        Common Stock         Percentage
----------------------------   ------------       ---------------
Eugene R. Mallette              27,729,465(1)(3)            76.4%
1177 Alpine Air Way
Provo, UT 84601

SCS, Inc.                        2,450,214(2)                6.7%
455 East 500 South, #201
Salt Lake City, UT 84111

Officers and Directors:
----------------------------
Eugene R. Mallette, CEO         27,729,465(1)(3)            76.4%
 and Director
Don T. Squire Jr. CFO               60,000(3)             Less than 1%
Max Hansen, Secretary,               3,000                Less than 1%
 Director
Joseph O. Etchart, Director         18,945                Less than 1%
Kenneth D. Holliday, Director          -0-                        -0-
Ronald L. Pattison, Director        42,600                Less than 1%
                                ----------                ------------
All officers and directors
 as a group (5 persons)         27,854,010                       76.8%
                                ==========                ============

     (1) IFW St. Croix Group, LLLP dissolved its partnership in February of 2007 and distributed the shares to Mr. Mallette.

     (2) 2,245,464 of these shares were issued as restricted stock as compensation on a consulting contract entered into by the Company. The contract covers a two year period and lifting of the restricted status is dependant on contract performance.

     (3) 15,000 of these shares are in the name of Mary Lou Mallette, Mr. Mallette's wife.

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

18   Letter from Independent Auditor

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


Date: 5/17/2007                  By: /s/Eugene Mallette
      ---------                      -----------------------
                                     Eugene Mallette, Chief Executive Officer
                                     and Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: 5/17/2007                      /s/Eugene Mallette
      ---------                      -----------------------
                                     Eugene Mallette, Chief Executive Officer
                                     and Director

Date: 5/17/2007                      /s/Don T. Squire Jr.
      ---------                      -----------------------
                                     Don T. Squire Jr., Chief Financial
                                     Officer

Date: 5/17/2007                      /s/Max A. Hansen
      ---------                      -----------------------
                                     Max A. Hansen, Secretary/Treasurer and
                                     Director

Date: 5/17/2007                      /s/Joseph O. Etchart
      ---------                      -----------------------
                                     Joseph O. Etchart, Chairman

Date: 5/17/2007                      /s/Kenneth D. Holliday
      ---------                      ------------------------
                                     Kenneth D. Holliday, Director

Date: 5/17/2007                      /s/Michael Brown
      ---------                      ------------------------
                                     Michael Brown, Director

Date: 5/17/2007                      /s/Ronald L. Pattison
      ---------                      ------------------------
                                     Ronald L. Pattison, Director