Form 10QSB/A
period 2007-01-31
ALPINE AIR EXPRESS INC/DE
filed 2007-06-04
CIK 1092807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                                FORM 10QSB/A-1

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


                                                                         PAGE


             Unaudited Condensed Consolidated Balance Sheet at            F2
               January 31, 2007


             Unaudited Condensed Consolidated Statements of               F4
               Operations for the Three months ended January 31, 2007 and 2006


             Unaudited Condensed Consolidated Statements of               F6
               Cash Flows for the Three months ended January 31,
               2007 and 2006


             Notes to Unaudited Condensed Consolidated Financial   F8 to F25
               Statements

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
                                                      ___________
                                                      $22,164,177
                                                      ___________





                           [Continued]
                               F2

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

         UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                           [Continued]


               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       January 31,
                                                         2007
                                                      ___________
CURRENT LIABILITIES:
  Trade accounts payable                              $   570,668
  Accrued liabilities                                     617,543
  Current portion of notes payable                      2,704,497


  Current portion of notes payable   related party        261,119
                                                      ___________
  Total Current Liabilities                             4,153,827

DEFERRED GAIN ON SALE OF ASSETS                           401,772

NOTES PAYABLE, net of current portion                   2,375,570

NOTES PAYABLE   RELATED PARTY, net of current portion   1,061,720
DIVIDENDS PAYABLE                                       1,849,250

                                                      ___________
  Total Liabilities                                     9,842,139
                                                      ___________

Preferred stock of subsidiary, $9.104 stated value,
   1,000,000 shares authorized, 1,000,000 issued and
   outstanding                                          7,757,302

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 1,000,000 shares
   authorized, none issued and outstanding                      -
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 36,271,467 shares issued and
    outstanding                                            36,271
  Additional paid-in capital                            2,198,452
  Accumulated other comprehensive income (loss)                 -
  Retained earnings                                     2,525,639
                                                      ___________
                                                        4,760,362
  Less Stock Subscription Receivable                     (195,626)
                                                      ___________
Total Stockholders' Equity                              4,564,736
                                                      ___________
                                                      $22,164,177
                                                      ___________
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
                               F3

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 For the Three Months
                                                        Ended
                                                      January 31,
                                                _____________________
                                                   2007      2006
                                                __________ __________
OPERATING REVENUE:
  Operations                                    $4,793,812 $7,956,821
  Public services                                   19,299     16,098
                                                __________ __________
  Total Operating Revenues                       4,813,111  7,972,919
                                                __________ __________
DIRECT COSTS:
  Operations                                     3,146,926  6,281,414
  Public services                                   17,435     29,995
                                                __________ __________
  Total Direct Costs                             3,164,361  6,311,409
                                                __________ __________
  Gross Profit                                   1,648,750  1,661,510
                                                __________ __________
OPERATING EXPENSES:
  General and administrative                       498,149    515,422
  Loss (Gain) on disposal of assets               (386,773)
                                                __________ __________
  Total Operating Expenses                         111,376    515,422
                                                __________ __________

Operating Income (Loss)                          1,537,374  1,146,088
                                                __________ __________

OTHER INCOME (EXPENSE):
  Interest income                                   10,316      2,062
  Interest expense                                (146,782)  (141,637)
  Other income (expense)                                 -          -
                                                __________ __________
  Total Other Income (expense)                    (136,466)  (139,575)

                                                __________ __________
INCOME (LOSS) BEFORE TAXES                      $1,400,908 $1,006,513

  Current income tax expense (benefit)                   -          -
  Deferred income tax expense (benefit)            532,821    384,502
                                                __________ __________
INCOME (LOSS)BEFORE PREFERRED
STOCK DIVIDENDS                                     868,087    622,011
                                                __________ __________




                                 F4

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                           [Continued]

                                                 For the Three Months
                                                        Ended
                                                      January 31,
                                                _____________________
                                                   2007      2006
                                                __________ __________
Preferred Dividends from Subsidiary and related
 amortization of preferred stock discount          327,500    327,500
                                               ___________ __________

NET INCOME (LOSS)                                 540,587    294,511
                                                __________ __________
NET INCOME (LOSS) PER COMMON SHARE:
  Basic                                         $      .01 $     0.01
  Diluted                                       $      N/A $      N/A
                                                __________ __________







The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
                               F5

             ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES
     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      For the Three Months
                                                            Ended
                                                          January 31,
                                                     _______________________
                                                         2007          2006
                                                     _______________________
Cash flows from operating activities:
Net income (loss)                                   $   540,587 $    294,511
                                                     _______________________
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
  Stock issued for services                                   -       11,000
  Deferred tax expense (benefit)                        532,821      384,502
  Depreciation and amortization                         445,563      372,246
  Preferred Stock Dividends of subsidiary and
  amortization of Discount to Preferred Stock           327,500      327,500
  Change in allowance for bad debt                            -     (214,442)
  Gain on Disposal of Assets                           (386,773)           -
  Non-Cash Items                                         65,208       65,208
Changes in operating assets and liabilities:
   Trade accounts receivable                           (345,004)      (2,998)
   Inventories                                         (105,371)      15,792
   Income taxes receivable                                    -      103,297
   Prepaid expenses                                     (78,846)      35,430
   Trade accounts payable                            (1,191,304)  (1,003,518)
   Accrued expenses                                      87,368      407,139
   Refundable deposits                                        -            -
   Deferred gain amortization                           (43,682)     (43,682)
   Deferred tax asset                                         -
                                                     __________ ____________
   Total adjustments                                   (692,520)     457,474
                                                     __________ ____________
     Net cash provided by (used in) operating
     activities                                        (151,933)     751,985
                                                     __________ ____________
Cash flows from investing activities:
  Proceeds from sale of Property & Equipment            556,900            -
  Purchase of property and equipment                   ( 49,240)    (447,750)
  Proceeds from return of Deposits                        5,490        8,153
                                                     __________ ____________
  Net cash provided by (used in) investing activities   513,150     (439,597)
                                                     __________ ____________
Cash flows from financing activities:
  Payment on notes payable                             (277,289)    (376,395)
  Payment on notes payable  related party               (83,202)    (300,000)
  Increase in bank line of credit                       (98,000)           -
                                                     __________ ____________
  Net cash provided by (used in) financing activities  (458,491)    (676,395)
                                                     __________ ____________
Effect of exchange rate changes                               -            -
                                                     __________ ____________
Net change in cash and cash equivalents                 (97,274)    (364,007)
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



NOTE 6  OPERATING LEASES (Continued)

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

Note payable #2, issued August 28, 2006 for $1,936,193 due August 28,
  2009. Interest rate of 9.5% at January 31, 2007.  Secured by six
  Aircraft. Reg # N-410UB, N-17ZV, N-194GA, N-99TH, N-955AA, and
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
               ___________
              $ 5,080,067

NOTE 10  PREFERRED STOCK - SUBSIDIARY

The Company's subsidiary Alpine Aviation, Inc. is authorized to issue 1,000,000 shares of preferred stock with a stated value of $9.104. At October 31, 2006, 1,000,000 shares are issued and outstanding. The preferred stock provides for monthly dividends at an annual rate of 6.5%, and is not convertible. The Company can redeem the subsidiary's preferred stock any time and the entity related to an officer and majority shareholder of the Company can call for redemption of the subsidiary's preferred stock any time after December 31, 2008. The Company has entered into an agreement with the holder of the preferred stock to postpone payment of the dividends on the stock until May 1, 2008. However, the dividends will continue to accrue and are presented as a long-term liability on the balance sheet. Due to the nature of this instrument, the Company is classifying it outside of Stockholders' Equity as a mezzanine item in accordance with EITF Topic D-98. The related dividends and amortization of discount on Preferred Stock are not charged to equity but are applied to the Income Statement as is required by EITF 86-32.

NOTE 11 - STOCKHOLDERS' EQUITY

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

NOTE 11 - STOCKHOLDERS' EQUITY [CONTINUED]

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

NOTE 11 - STOCKHOLDERS' EQUITY [CONTINUED]

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

NOTE 12  INCOME (LOSS) PER COMMON SHARE

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

NOTE 12  INCOME (LOSS) PER COMMON SHARE (Continued)

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

NOTE 13  INCOME TAXES

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


NOTE 13  INCOME TAXES [CONTINUED]

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



                               F22

            ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13  INCOME TAXES [CONTINUED]

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset (liability) for the three months ended January 31, 2007 and at October 31, 2006:
                                              January 31,   October 31,
                                                 2007         2006
                                             ______________________
   Allowance for bad debt                    $    11,511  $   11,511
   Reserve for accrued vacation                   79,053      81,240
   Accrued interest                               10,292      13,726
   Inventory reserve                              26,969      17,025
   Contribution Carryforward                         190           -
                                             _______________________
             Net current tax assets          $   128,015  $  123,502
                                             _______________________

   Capital Loss carryforward                 $   546,403  $  546,403
   Foreign net operating loss carryforward       198,127     198,127
   Net operation loss carryforward             2,641,676   3,038,758
   Valuation allowance                          (744,530)   (744,530)
   Alternative minimum tax credits                35,462      35,462
   Excess of tax over book accounting
     depreciation                             (1,761,989) (1,638,319)
   Deferred sales                                152,512     169,094
                                              ______________________
             Net deferred tax (liability)     $1,067,661  $1,604,995
                                 __________
As of January 31, 2007 the Company had foreign net operating loss carryforwards of approximately $1,321,000. The Company also has capital loss carryforwards of approximately $1,439,000 that expire in 2010 and a net operation loss carryforward of approximately $6,959,000 that expires in 2025. A valuation allowance in the amount of approximately $745,000 was recorded at January 31, 2007, due to uncertainty of whether the Company is more than likely not to generate sufficient capital gains and foreign income to utilize the benefit of these loss carryforwards before their expiration. The change in the valuation allowance for the three months ended January 31, 2007 was approximately $0.

NOTE 14 - CONCENTRATIONS

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

NOTE 15 - COMMITMENTS AND CONTINGENCIES

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

NOTE 16   RESTATEMENT

The Company has restated its financial statements for the quarters ended January 31, 2007 and 2006. The significant changes made are further described and summarized below.

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

NOTE 16 - RESTATEMENT (Continued)

The following table highlights the significant areas of change from those previously reported:

                              Year Ended January 31, 2007
                      ________________________________________
                              As Previously
                              Reported       Restated
                              January 31,    January 31,
                              2007           2007           Change
                              __________     __________     __________

     Total Assets             $22,164,177    $22,164,177    $        -
     Stockholders' Equity     $12,322,038    $ 4,564,736    $7,757,302
     Net Income (Loss)        $   868,087    $   540,587    $  327,500
     Income (Loss) available
     to common stockholders'  $   540,587    $   540,587    $        -
     Basic Earnings (Loss)
     per Share                $       .01    $       .01    $        -


                              Year Ended October 31, 2005
                    ________________________________________
                              As Previously
                              Reported       Restated
                              January 31,    January 31,
                              2006           2006           Change
                               __________     __________     __________
     Net Income (Loss)        $   622,011    $   294,511    $  327,500
     Income (Loss) available
     to common stockholders'  $   294,511    $   294,511    $        -
     Basic Earnings (Loss)
     per Share                $       .01    $       .01    $        -





                               F25

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

Results of Operation.
---------------------

     Three months ended January 31, 2007 and 2006.
     ---------------------------------------------

     During the quarter ended January 31, 2007, we had a net profit (before preferred dividends of our subsidiary) of $868,087, with a net profit available to shareholders of $540,587 or $0.01 per share, versus a net profit (before preferred dividends of our subsidiary) of $622,011, with a net profit available to shareholders of $294,511 or $0.01 per share, for the quarter ended January 31, 2006.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

     None; not applicable.

Item 5.   Other Information.

     (a)   None; not applicable.

     (b) During the quarterly period ended March 31, 2007, there were no changes in the procedures by which security holders may recommend nominees to the Company's Board of Directors.

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

                                         ALPINE AIR EXPRESS, INC.


Date: 5/31/2007                          By: /s/ Eugene R. Mallette
      ---------                             -------------------------
                                            Eugene R. Mallette, Chief
                                            Executive Officer and Director


Date: 5/31/2007                             /s/ Don T. Squire Jr.
      ---------                             -------------------------
                                            Don T. Squire Jr.,
                                            Chief Financial Officer


Date: 5/31/2007                             /s/ Max A. Hansen
      ---------                             -------------------------
                                            Max A. Hansen, Secretary/Treasurer
                                            and Director



Date: 5/31/2007                             /s/ Joseph O. Etchart
      ---------                             -------------------------
                                            Joseph O. Etchart,
                                            Chairman of the Board of Directors



Date: 5/31/2007                             /s/Michael Brown
      ---------                             -------------------------
                                            Michael Brown, Director


Date: 5/31/2007                             /s/Ronald L. Pattison
      ---------                             ------------------------
                                            Ronald L. Pattison, Director