Form 10QSB
period 2007-04-30
ALPINE AIR EXPRESS INC/DE
filed 2007-06-13
CIK 1092807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-27011

ALPINE AIR EXPRESS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	33-0619518
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1177 Alpine Air Way

Provo, Utah 84601

(Address of Principal Executive Offices)

(801) 373-1508

(Issuer’s Telephone Number)

N/A

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

Not applicable.

Check whether the Issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes   No.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: April 30, 2007 - 36,271,467 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed consolidated financial statements of Alpine Air Express, Inc., a Delaware corporation, and its subsidiary Alpine Aviation, Inc., a Utah corporation, as required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with related notes.  In the opinion of management, the financial statements present fairly the consolidated financial condition, results of operations and cash flows of Alpine Air for the periods presented.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2007

ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS

April 30, 2007
CURRENT ASSETS:
Cash and cash equivalents	$843,824
Trade accounts receivable, net	1,707,629
Inventories	1,297,142
Prepaid expenses	636,280
Deposits	16,944
Deferred tax asset, current	165,414
Total Current Assets	4,667,233

PROPERTY AND EQUIPMENT, net	16,710,615

OTHER ASSETS	255,000

DEFERRED TAX ASSETS, long-term	706,985

$22,339,833

[Continued]

ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

[Continued]

LIABILITIES AND STOCKHOLDERS’ EQUITY

April 30, 2007
CURRENT LIABILITIES:
Lines of Credit	$390,000
Trade accounts payable	631,063
Accrued liabilities	463,099
Deferred Revenue	1,670
Dividends Payable	49,313
Current portion of notes payable	2,581,377
Current portion of notes payable - related party	605,970
Total Current Liabilities	4,722,492
DEFERRED GAIN ON SALE OF ASSETS	358,090

NOTES PAYABLE, net of current portion	2,216,281

NOTES PAYABLE - RELATED PARTY, net of current portion	2,247,297
Total Liabilities	9,544,160

Preferred stock of subsidiary, $9.104 stated value, 1,000,000 shares authorized, 1,000,000 issued and outstanding, net of discount	7,936,862

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	-
Common stock, $.001 par value, 100,000,000 shares authorized, 36,271,467 shares issued and outstanding	36,271
Additional paid-in capital	2,198,452
Retained earnings	2,754,505
4,989,228
Stock subscription receivable	(130,417)
Total Stockholders’ Equity	4,858,811
$22,339,833

The accompanying notes are an integral part of this unaudited condensed consolidated financial statement.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2007	2006 (restated)	2007	2006 (restated)
OPERATING REVENUE:
Operations	$4,392,421	$3,725,078	$9,186,233	$11,681,900
Public services	52,567	23,533	71,866	39,631
Total Operating Revenues	4,444,988	3,748,611	9,258,099	11,721,531
DIRECT COSTS:
Operations	3,008,977	3,085,267	6,155,904	9,366,681
Public services	28,985	13,774	46,420	43,769
Total Direct Costs	3,037,962	3,099,041	6,202,324	9,410,450
Gross Profit	1,407,027	649,570	3,055,775	2,311,081
OPERATING EXPENSES:
General and administrative	397,001	280,563	895,149	795,985
Total Operating Expenses	397,001	280,563	895,149	795,985
Operating income (loss)	1,010,026	369,007	2,160,626	1,515,096
OTHER INCOME (EXPENSE):
Interest income	11,343	1,925	21,659	3,986
Interest expense	(141,727)	(149,341)	(288,509)	(290,978)
Gain (loss) on disposal of assets	-	594,586	386,773	594,586
Total Other Income (Expense)	(130,384)	447,170	119,923	307,594
INCOME (LOSS) BEFORE TAXES AND PREFERRED STOCK DIVIDEND	879,642	816,177	2,280,550	1,822,690
Current income tax expense (benefit)	-	-	-	-
Deferred income tax expense (benefit)	323,277	365,581	856,098	750,083
INCOME (LOSS) BEFORE PREFERRED STOCK DIVIDEND	$556,365	$450,596	$1,424,452	$1,072,607

ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

[Continued]

	For the Three Months Ended April 30,				For the Six Months Ended April 30,
	2007		2006 (restated)		2007		2006 (restated)
Preferred Stock dividend declared and
Amortization of preferred stock discount analogous to a preferred stock dividend		(327,500)		(327,500)		(655,000)		(655,000)
NET INCOME (LOSS)		$228,865		$123,096		$769,452		$417,607
NET INCOME (LOSS) PER COMMON SHARE
Basic		$.01		$0.00		$.02		$0.01
Diluted	$	N/A	$	N/A	$	N/A	$	N/A

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2007	2006 (restated)	2007	2006 (restated)
NET INCOME (LOSS)	$228,865	$123,096	$769,452	$417,607
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain (loss) on securities arising during the period, net of tax	-	-	-	-
Plus reclassification adjustment for losses included in net income	-	-	-	-
Foreign currency translation gain (loss)	-	-	-	-
COMPREHENSIVE INCOME (LOSS)	$228,865	$123,096	$769,452	$417,607

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended April 30,
	2007	2006 (restated)
Cash flows from operating activities:
Net income (loss)	$769,452	$417,607

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized gain on sale of fixed assets	(386,773)	(594,586)
Deferred tax expense (benefit)	856,098	750,083
Depreciation and amortization	930,051	750,286
Change in allowance for bad debt	-	107,221
Non-Cash Items	127,838	141,416
Preferred Stock Dividends and related amortization	556,373	655,000

Changes in operating assets and liabilities:
Trade accounts receivable	107,549	1,897,865
Trade accounts receivable - related party	-	(941,681)
Inventories	119,929	(275,055)
Income taxes receivable	-	103,297
Deposit	(1,054)	55,000
Prepaid expenses	(16,859)	(120,149)
Trade accounts payable	(1,130,909)	(1,749,719)
Accrued expenses	(67,076)	(4,217)
Deferred gain amortization	(87,364)	(87,364)
Deferred Revenue	1,670	-
Total adjustments	1,009,472	687,397
Net cash provided by (used in) operating activities	1,778,925	1,105,004

Cash flows from investing activities:
Proceeds from sale of marketable securities	-	-
Proceeds from sale of property and equipment	556,900	682,750
Purchase of property and equipment	(1,322,825)	(471,141)
Other assets	-	(86,846)
Proceeds from return of deposits	(5,490)	-
Net cash provided by (used in) investing activities	(771,415)	124,763

Cash flows from financing activities:
Payment on notes payable	(559,698)	(739,897)
Payment on notes payable - related party	(402,024)	(312,360)
Increase in bank overdraft	292,000	-
Proceeds from Notes payable	-	-
Net cash provided by (used in) financing activities	(669,722)	(1,052,257)

Net change in cash and cash equivalents	337,788	177,510

Beginning cash and cash equivalents	506,036	487,707

Ending cash and cash equivalents	$843,824	$665,217

 [Continued]

ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[Continued]

	For the Six Months Ended April 30,
	2007	2006 (restated)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$288,509	$255,393
Income taxes	$-	$-

Non-cash investing and financing activities:

For the six months ended April 30, 2007:

The Company had preferred dividend expense of $655,000 which is comprised of $295,880 in dividends payable and $359,120 of amortized discount on preferred stock analogous to a preferred stock dividend.

In December 2005 the Company issued 2,845,467 shares of common stock for services to be rendered over a 2-year period. The stock was valued at $521,668 or approximately $0.1834 per share. The Company has received services to date valued at $391,251.

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

ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Alpine Air Express, Inc. and subsidiaries (the “Company”) is presented to assist in understanding the Company’s financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America (USGAAP) and have been consistently applied in the preparation of the condensed consolidated financial statements.

Organization and business description - Alpine Aviation, Inc. (Alpine) was incorporated in the state of Utah on October 7, 1975.  On June 12, 2000,.Alpine entered into a transaction that was accounted for as a reverse merger with Riverside Ventures, Inc., a Delaware corporation incorporated on April 20, 1994. At the time of the transaction, Riverside Ventures, Inc. was inactive. All of the outstanding common stock of Alpine was exchanged for 9,895,000 shares of common stock of Riverside Ventures, Inc.  The transaction, accounted for as a reverse acquisition, resulted in a recapitalization of Alpine, inasmuch as it was deemed to be the acquiring entity for accounting purposes. Riverside Ventures, Inc. changed its name to Alpine Air Express, Inc.  The Company is an air cargo operator, transporting mail, packages and other time-sensitive cargo between cities in the western portion of the United States.

The Company previously leased aircraft from CLB, Inc. and Mallette Family, LLC, entities that are owned or controlled by the officer and majority shareholder of the Company.  During July 2003, the Company acquired 16 aircraft from Mallette Family, LLC, and during December 2003, acquired an additional 16 aircraft from CLB, Inc.

Principles of consolidation – The condensed consolidated financial statements include the accounts and operations of Alpine Air Express, Inc., and its wholly-owned subsidiary Alpine Aviation, Inc. as of April 30, 2007, and 2006 (together referred to as the Company). All material inter-company transactions and accounts have been eliminated in the consolidation.

Cash and cash equivalents - The Company considers demand deposits at banks and money market funds at other financial institutions with an original maturity of three months or less to be cash equivalents.  At April 30, 2007, the Company had cash balances in excess of federally insured limits in the amount of $702,178.

.

Other assets - At April 30, 2007, the Company had three restricted cash time deposits totaling $255,000 held as collateral for debt of a third party and is included in other assets. (See Note 6)

ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

Marketable securities - The Company classifies its marketable securities as available-for-sale. These marketable securities consist of corporate equity securities that are stated at market value. Unrealized gains and losses on available-for-sale securities which are considered temporary in nature are reflected as other comprehensive income (losses), net of tax, in stockholders’ equity. Unrealized losses on available-for-sale securities which are not considered temporary in nature using the specific identification method are included in operations. Realized gains and losses on all marketable securities are included in operations and are derived using the specific identification method for determining the cost of securities sold. It is the Company’s intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, all marketable securities are classified as current assets.

Trade accounts receivable - The Company grants credit to its customers, substantially all of who are businesses located in the United States. The Company does not require collateral on any of its trade accounts receivable.

Inventories - Inventories consist of aircraft parts and fuel stated at the lower of cost or market, determined using the first-in, first-out method (FIFO).

Property and equipment - Provision for depreciation for financial reporting purposes of property and equipment is computed on the straight-line method over their estimated useful lives ranging from three to 40 years. (See Note 6)

Maintenance, repairs, and renewals, which neither materially add to the value of the property and equipment nor appreciably prolong the useful lives are charged to expense as incurred.  Gains and losses on dispositions are included in operations.

Engine overhauls - The Company had previously used the direct expense method to account for engine overhauls and has elected to make a change in accounting method during the year ended October 31, 2006. The Company has elected to make a “Change in Accounting Method” in order to use the deferral method of accounting for our major engine and airframe component overhauls and which provides for major engine and airframe component overhaul costs to be capitalized and depreciated over the estimated useful life of the engine and airframe components. This method will provide a more consistent approach to accounting for major engine and airframe component overhauls.

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

Income (Loss) per common share - The Company follows the provisions of Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (SFAS No. 128).  SFAS No. 128 requires the presentation of basic and diluted earning per share.  Basic earnings per share are calculated by dividing income (loss) available to common shareholders by the weighted- average number of common shares outstanding during each period. Diluted earnings per share are similarly calculated, except that the weighted-average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential.  Potential common shares having an anti-dilutive effect on periods presented are not included in the computation of dilutive earning per share.

Revenue and cost recognition - The Company utilizes the accrual method of accounting whereby revenue is recognized when earned. Air freight revenue is recognized upon delivery of cargo to its destination.  Public services revenue consists of charter income, pilot training fees, and customer maintenance services.  Charter income and customer maintenance services income is recognized when the service is performed.  Pilot training revenue is recognized over the course of the program, based on the pro rata share of the course completed to date.  The tuition revenue received, but not yet earned, is deferred and recorded as “refundable deposits” on the balance sheet.

Segment reporting - Statement of Financial Accounting Standards No. 131 (SFAS 131) “Disclosures about Segments of an Enterprise and Related Information,” requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. The Company’s operations involve a single industry segment as an air cargo operator, transporting mail, packages and other time-sensitive cargo and passengers but consist of two geographical segments.

Certain reclassifications - Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation.

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4”, SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67”, SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29”, and SFAS No. 123 (revised 2004), “Share-Based Payment”, SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”, and SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”, SFAS No. 156 “Accounting for the Servicing of Financial Assets”, SFAS No. 157, “Fair Value Measurements”, and SFAS No. 158, “Employers” Accounting for Defined Benefit Pension and Other Postretirement Plans- an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, were recently issued.  SFAS No. 151, 152, 153 and 123 (revised 2004), 154, 155, 156, 157, and 158 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Stock Based Compensation - The Company currently accounts for its stock based compensation in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123 (as revised in 2004) “Accounting for Stock-Based Compensation.” This statement establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation. Equity instruments issued to non-employees are valued based on the fair value of the services received or the fair value of the equity instruments given up which ever is more reliably measurable.  Beginning in February 2006, the Company adopted the Provisions of SFAS No. 123 as revised in 2004 which will require that options issued to employees as compensation to be valued at fair value. No equity instruments have been awarded since February 2006.

 ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - TRADE ACCOUNTS RECEIVABLE

  Trade accounts receivable consist of the following at:

April 30, 2007
Trade accounts receivable	$1,737,953
Less allowance for doubtful accounts	(30,324)
$1,707,629

Bad debt (recovery) expense for the six months ended April 30, 2007, and 2006, was $0 and $107,221, respectively.

Bad debt (recovery) expense for the three months ended April 30, 2007, and 2006, was $0 and $(107,221), respectively.

NOTE 3 - PREPAID EXPENSES

  Prepaid expenses consist of the following at:

April 30, 2007
Prepaid expenses and credits	$203,350
Prepaid other taxes	432,930
$636,280

NOTE 4 - INVENTORIES

  The composition of inventories is as follows at:

April 30, 2007
Engine Work in Process	$473,061
Aircraft Parts	800,599
Fuel	23,482
$1,297,142

ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – PROPERTY PLANT & EQUIPMENT

Property and equipment consists of the following at:

	Estimated life in years	April 30, 2007
Building and improvements	10 - 40	$1,268,013
Aircraft	[15]	15,601,783
Engines	7 - 10	5,986,505
Equipment	3 - 10	184,348
Furniture and fixtures	3 - 10	333,605
Vehicles	5 - 7	135,811
		23,510,065
Less: Accumulated depreciation and amortization		(6,799,450)
		$16,710,615

Depreciation expense amounted to $930,051 and $750,286 for the six months ended April 30, 2007, and 2006, respectively.

All of the Company’s aircraft are held as collateral on various notes payable and related party notes payable at April 30, 2007, and 2006.

Sales/Leasebacks - In April 2004, the Company entered into a sale/leaseback agreement with a third party, wherein, the Company sold an aircraft for $650,000 and entered into an operating lease (See Note 6).  The Company has recorded a deferred gain of $355,716 which will be amortized over the life of the lease as an offset to lease expense.  In addition, $80,000 of the proceeds from this sale are invested in a time deposit as collateral on the lease.  These funds are recorded as a restricted time deposit on the Company’s records.

In June 2004, the Company entered into a sale/leaseback agreement with a third party, wherein, the Company sold an aircraft for $650,000 and entered into an operating lease (See Note 6).  The Company has recorded a deferred gain of $517,929 which will be amortized over the life of the lease as an offset to lease expense.  In addition, $80,000 of the proceeds from this sale are invested in a time deposit as collateral on the lease.  These funds are recorded as a restricted time deposit on the Company’s records.

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

Aircraft Dispositions - In December 2006, one of the Company’s aircraft was involved in an incident where the aircraft landed short of the runway, in a field. Fortunately, the pilot suffered only minor injuries, but the aircraft was not recoverable. The aircraft was fully insured and the Company does not expect this incident to have any effect on operations or its financial position.

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

The permits are renewed on an annual basis.

Future minimum lease payments for the years ending April 30, are as follows:

2008	$18,842
2009	10,001
2010	10,001
2011	10,001
2012	10,001
Thereafter	189,186
$248,032

Total Rental expense for the period ending April 30, 2007 and 2006 was $90,117 and $53,833 respectively.

Aircraft - In April and June of 2004, and again in April of 2006, the Company entered into certain sale/leaseback agreements (See Note 5).  The Company has agreed to lease two aircraft for sixty months.  It has also agreed to lease a third aircraft on a month to month basis. The Company is also required to pay an additional amount to the Lessor based on the aircraft’s actual flight time. The Lessor is responsible for engine overhauls and maintenance on all leased aircraft.

Future minimum lease payments are as follows for the periods ending April 30:

2008	$264,000
2009	264,000
$528,000

Total Lease expense for the six month period ending April 30, 2007 and 2006 was $244,069 and $173,918, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company performed maintenance and certain qualified repairs on an aircraft owned by a related party.  The Company charges the related party cost plus ten percent markup on all parts and a fixed rate of $55 per hour for labor.  Total related party sales and cost of sales related to aircraft maintenance are as follows for the six months ended April 30:

	2007	2006
Total related party sales	$5,849	$9,717
Total related party cost of sales	5,264	8,329
Gross margin on related party transactions	$585	$1,388

ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS (CONTINUED)

At April 30, 2007, and 2006, the Company had a receivable of $0 and $0, respectively, related to these repairs, reported under accounts receivable-related parties on the balance sheet.

Personal Guarantee - The Company’s major shareholder/officer has personally guaranteed loans which are also collateralized by certain aircraft of the Company.  (See Notes 5 and 9)

Aircraft Purchase - In December 2003, the Company acquired 16 aircraft from an entity related to an officer and majority shareholder of the Company for $9,900,000.  The consideration paid included $9,104,000 in preferred stock of the Company’s subsidiary Alpine Aviation, Inc. and the assumption of the underlying debt on the aircraft totaling $709,981.  The remaining $86,019 is recorded as a payable to the entity related to an officer and majority shareholder of the Company.  As the aircraft were purchased from a related party they have been recorded at their carryover basis of $4,111,485.  A discount on preferred stock in the amount of $3,591,195, net of tax effect of $2,197,320, has been recorded and is being amortized as dividends over a five year period.  The preferred stock provides for monthly dividends at an annual rate of 6.5%, and is not convertible. The Company can redeem the subsidiary’s preferred stock any time and the entity related to an officer and majority shareholder of the Company can call for redemption of the subsidiary’s preferred stock any time after December 31, 2008.

Notes Payable - Related Party - In connection with the purchase of the aircraft in July 2003, the Company issued a note to an entity related to an officer and majority shareholder of the Company in the amount of $1,476,381.  The note payable dated July 31, 2003, bears an interest rate of 6.5% and called for payments of $33,624 due for 14 monthly installments with the balance due November 1, 2004. The entity related to an officer and majority shareholder of the Company previously agreed to forestay future payment until required by the note’s balloon payment which was due November 1, 2004, but later agreed to defer all payments of principal, interest and balloon payments until November 1, 2006. Subsequently, all unpaid and accrued interest and the remaining principal balance was rolled into a new note at 6.5% interest and a 5-year term. On April 30, 2007 the balance of this note was $705,315.

In connection with the purchase of aircraft in December 2003 from an entity related to an officer and majority shareholder of the Company, the Company has entered into a Note Payable in the amount of $86,019.  This note bears interest at 6.5%.  The note holder had agreed to defer all payments of principal and interest until November 1, 2006. Subsequently, all unpaid and accrued interest and the remaining principal balance was rolled into a new note at 6.5% interest and a 5-year term. On April 30, 2007 the balance of this note was $85,790.

During May 2004, lease payments due to an entity related to an officer and majority shareholder of the Company in the amount of $667,115 were converted into a demand note payable with interest to accrue at six and one-half (6.50%) percent on the principal balance. No principal or interest payments were required to be paid until November 1, 2006. Subsequently, all unpaid and accrued interest and the remaining principal balance was rolled into a new note at 6.5% interest and a 5-year term. On April 30, 2007 the balance of this note was $467,770.

During February 2007, preferred stock dividends due to an entity related to an officer and majority shareholder in the amount of $1,849,250 was converted into a demand note payable with interest to accrue at six and one-half (6.50%) percent on the principal balance. On April 30, 2007, the balance of this note was $1,594,392.

The following is a summary of notes payable to related parties at April 30, 2007:

Notes payable - related party	$2,853,267
Less current portion	605,970
Long-term portion	$2,247,297

ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS (CONTINUED)

The estimated aggregate maturities required on Notes payable – related party for each of the individual years at April 30, 2007 are as follows:

2008	$646,808
2009	690,397
2010	736,942
2011	173,168
$2,247,297

NOTE 8 – LINES OF CREDIT

During the year ended October 31, 2006, the Company initiated 2 lines of credit with a Lender. Balances are currently reported as a separate line item in current liabilities on these financial statements. They are:

Line of Credit #1 - $1,000,000 1-year renewable line maturing August 25, 2007. Interest rate of Lender’s Prime plus 1% and a $390,000 balance on April 30, 2007. Secured by same six aircraft as in note payable #2 in Note 9 below.

Line of Credit #2 - $100,000 10-year revolving line maturing August 25, 2016. Interest rate at Lender’s Prime plus 1% with a $0 balance on April 30, 2007. Secured by same six aircraft as Note payable #2 in Note 9 below.

NOTE 9 – LONG TERM DEBT

Notes payable arose from the purchase of aircraft during July and December 2003 [See Note 7] and consisted of the following at:                                                                                                                                     April 30,

                                                                                                                                                                      2007

                                                                                                                                                                __________

Note payable #1, assumed at July 31, 2003 with a balance due of

$2,085,407, due April 10, 2009. Interest rate at Lender’s prime rate or

8.25% at April 30, 2007. Secured by 1900C, Reg # N-198GA and N-172GA.

Personally guaranteed by an officer/shareholder.                                                                                  $1,099,976

Note payable #2, issued August 28, 2006 for $1,936,193 due August 28,

2009. Interest rate of 9.5% at April 30, 2007.  Secured by six  Aircraft.

Reg # N-410UB, N-17ZV, N-194GA, N-99TH, N-955AA, and N-99GH.

Personally guaranteed by an officer/shareholder.                                                                                   1,728,932

Note payable #3, assumed at July 31, 2003 with a balance of $3,850,000,

due January 10, 2008. Interest rate of Lender Prime or 8.25% at

April 30, 2007. Secured by 1900C, Reg # N-154GA, N-195GA, and 153GA.

Personally guaranteed by an officer/shareholder.                                                                                  1,968,750

                                                                                                                                                                   _________

                                                                                                                                                                    $ 4,797,658

                                                                                                                               Less current portion   (2,581,377)

                                                                                                                                                                 __________

                                                                                                                               Long-term portion      $2,216,281

                                                                                                                                                                 __________

ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – LONG TERM DEBT (CONTINUED)

The estimated aggregate maturities required on long-term debt for each of the individual years at April 30, 2007 are as follows:

2008	646,621
2009	1,569,660
$2,216,281

NOTE 9  PREFERRED STOCK - SUBSIDIARY

The Company’s subsidiary, Alpine Aviation, Inc., is authorized to issue 1,000,000 shares of preferred stock with a stated value of $9.104. At October 31, 2006, 1,000,000 shares are issued and outstanding.  The preferred stock provides for monthly dividends at an annual rate of 6.5%, and is not convertible. The Company can redeem the subsidiary’s preferred stock any time and the entity related to an officer and majority shareholder of the Company can call for redemption of the subsidiary’s preferred stock any time after December 31, 2008.  The Company has entered into an agreement with the holder of the preferred stock to postpone payment of the dividends on the stock until May 1, 2008.  However, the dividends due as of January 31, 2007, were converted to a note on February 1, 2007 (see Note 7). Due to the nature of this instrument, the Company is classifying it outside of Stockholders’ Equity as a mezzanine item in accordance with EITF Topic D-98. The related dividends and amortization of discount on Preferred Stock are not charged to equity but are applied to the Income Statement as is required by EITF 86-32.

NOTE 10 – STOCKHOLDERS EQUITY

Common Stock - The Company is authorized to issue 100,000,000 shares of $.001 par value common stock. As of April 30, 2007, 36,271,467 shares are issued and outstanding.

Preferred Stock - The Company is authorized to issue 1,000,000 shares of $.001 par value preferred stock with such rights and preferences and in such series as determined by the Board of Directors at the time of issuance.  No shares are issued or outstanding as of April 30, 2007 and 2006 respectively.

Stock Option Plan - In August 2001, the stockholders approved the adoption of an equity incentive plan. The plan allows the Company to issue incentive stock options (ISO’s), non-statutory stock options and restricted shares to employees, directors, and consultants of the Company. Annually, commencing January 2002, the aggregate number of shares of the Company’s common stock available for award under the plan shall increase by the lesser of 250,000 or seven percent of the outstanding stock less the number of shares previously authorized for the plan, respectively. As of October 31, 2006 and 2005 a total of 770,000 shares of the Company’s common stock have been reserved for issuance under the plan. At October 31, 2005, 588,702 options are available for issuance under the plan.  After August 18, 2011, the plan terminates and no further options may be granted. The exercise price of options granted under the terms of the plan must not be less than 100% of the fair market value of the shares as of the date of grant. Additionally, no individual may be granted more than 100,000 options in any given year. All options issued under the plan are exercisable for ten years and vest after two years. The Company has not received and does not intend to request a determination from the Internal Revenue Service that the options issued under the plan will qualify under the Code for treatment as qualified incentive stock options.

The Company previously adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). During 2006, the Company issued options to purchase 325,000 shares of common stock to employees and directors.

The fair value of these new options was estimated at the date of grant using the Black-scholes option-

pricing model with the following weighted-average assumptions, an interest rate of five and 09/100 percent

ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STOCKHOLDERS EQUITY (CONTINUED)

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

A summary of the status of the options outstanding under the Company’s stock option plans at April 30, 2007, is presented below:

	April 30, 2007		October 31, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	869,494	$1.75	544,494	$2.53
Granted	-	-	325,000	0.50
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	869,494	$1.75	869,494	$1.75
Weighted average fair value of options granted during the year			325,000	$0.50

A summary of the status of the options outstanding under the Company’s stock option plans and employment agreements at April 30, 2007, is presented below:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.50 - $2.75	544,494	3.0 years	$2,53	544,494	$2.53
$0.50	325,000	9.5 years	$0.50	-0-	$0.50

ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME (LOSS) PER COMMON SHARE

The following data show the amounts used in computing net income (loss) per common share, for the three and six months ended April 30:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2007	2006	2007	2006
Net income (loss) available to common shareholders	$228,865	$123,096	$769,452	$417,607
Weighted average number of common shares used in basic EPS	36,271,467	36,271,467	36,271,467	36,271,467
Dilutive effect of stock options	-	-	-	-
Weighted average number of common shares and dilutive potential common stock used in diluted EPS	36,271,467	36,271,467	36,271,467	36,271,467

For the six months ended April 30, 2007 and 2006, 869,494 and 544,494 outstanding options, respectively, were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.  During December 2003 the Company issued 1,000,000 series A, 6.5% preferred shares of the Company’s subsidiary Alpine Aviation, Inc. with a stated value of $9.104 per share, for the purchase of aircraft.  These preferred shares have no voting rights and are not convertible into common stock and thus are not included in the calculations of earnings per share.

NOTE 12 – CONCENTRATIONS

U.S. Postal Service Contracts - The Company receives the majority of its revenues from contracts with the U.S. Postal Service (USPS).  For the six months ended April 30, 2007, and 2006, the revenues from contracts with the USPS represented 78% and 90% of total revenues, respectively.  At April 30, 2007, and October 31, 2006, accounts receivable from the USPS totaled $1,197,504 and $1,357,171, or 69% and 74%, respectively. The contracts currently in effect for USPS routes will expire between July and November 2009 for mainland US operations and in June 2008 for Hawaii with certain renewal provisions for an additional 2 years. The loss of this customer would have a material negative effect on the operations of the Company.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

The Company operates its aircraft under a certificate which allows it to accumulate time between overhauls (TBO) in excess of manufacturer’s recommendations.  The Company regularly inspects its engines.  A majority of the engines used by the Company have accumulated TBO in excess of manufacturer’s recommendations.

NOTE 14 – RESTATEMENT

The Company has restated its financial statements for the quarter ended April 30, 2006. The significant changes made are further described and summarized below.

Upon current review of accounting standards and interpretations, management has determined to change its accounting treatment of the preferred stock issued by its subsidiary.  The preferred stock which has previously been disclosed as part of stockholders’ equity is now reclassified outside of equity as a mezzanine item on the balance sheet.  Further, the dividends on preferred stock which previously were deducted from Net Income to arrive at Income Available to Common Stockholders, has been reclassified as an expense to arrive at Net Income.

The following tables highlights the significant areas of change from those previously reported:

	Three Months Ended April 30, 2006
	As Previously Reported April 20, 2006	Restated April 30, 2006	Change
Total Assets	$22,864,031	$22,864,031	$-
Stockholders’ Equity	$10,922,516	$3,703,893	$7,218,623
Net Income (Loss)	$450,596	$123,096	$327,500
Income (Loss) available to common stockholders’	$123,096	$123,096	$-
Basic Earnings (Loss) per Share	$.01	$.01	$-

ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – RESTATEMENT (CONTINUED)

	Six Months Ended April 30, 2006
	As Previously Reported April 20, 2006	Restated April 30, 2006	Change
Net Income (Loss)	$1,072,607	$417,607	$655,000
Income (Loss) available to common stockholders’	$417,607	$417,607	$-
Basic Earnings (Loss) per Share	$.01	$.01	$-

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

General.

Alpine Aviation Inc. provides air cargo transportation services in the United States in Hawaii, Montana, North and South Dakota, and Washington. In addition to air cargo transportation, the Company flies charters for other cargo carriers, provides maintenance service on aircraft owned or operated by third parties, and operates a First Officer Training Program.

During the three months ended April 30, 2007, cargo volumes declined from the same period last year. Actual weights carried by the Company this quarter in 2007 were 2,605 tons as compared to 2,966 tons in the same quarter last year. However, this 12% reduction in weight flown was fully offset by a 18% increase in revenues over the same period. This increase in revenues is the direct result of rate increases to our mainland contracts with the USPS which became effective in November 2006.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

April 30, 2007 and October 31, 2006

The Company has a working capital position on April 30, 2007, of $(55,259), as compared to $707,754 on October 31, 2006.  The decrease in working capital of $763,013 is attributed primarily to a note payable balloon payment which will come due in the short term. However, the decline is also offset by the Company’s rising revenue per pound (and net profits) which have significantly improved their cash reserves when compared to the working capital that was generated from mail deliveries during the same period last year. However, the current working capital position would have been a positive $1,388,491 had it not been for the $1,443,750 in notes payable which comes due in the short term.

During the quarterly period ended April 30, 2007, we experienced a net profit of $228,865. This 86% increase is a significant improvement over the $123,096 net profit for same period last year. We continue to take steps to manage and monitor operating expenses for all Company operations in order to continue improving profits. The Company continues to diversify its client base and better utilize its assets and operations.

Results of Operation.

Three months ended April 30, 2007 and 2006.

During the quarter ended April 30, 2007, we had a net profit before taxes and preferred stock dividends of $849,642, with a net profit available to shareholders of $228,865 or $0.01 per share. This compares to a net profit before taxes and preferred stock dividends of $816,177, with a net profit available to shareholders of $123,096 or $0.01 per share for the quarter ended April 30, 2006.

Revenue for the quarter ended April 30, 2007, was $4,444,989.This represents an increase in total revenue of approximately 18% from revenues of $3,748,611, during the same period in 2006. This increase in revenue is primarily due to the increasing revenue per pound, improving overall profitability.

Total direct costs were $3,037,962 in the quarterly period ended April 30, 2007, as compared to $3,099,041 in the same period for the prior year.   While the costs of labor, fuel, insurance and ground handling fees continue to steadily increase, the Company continues to focus on cost containment.

Operating expenses increased from $280,563 during the quarter ended April 30, 2006, to $427,001 during the quarter ended April 30, 2007.  These increases were primarily associated with increasing administrative labor and professional (consulting and legal) fees that the Company has incurred during the quarter.

During the quarter ended April 30, 2007 interest income increased by $9,418 from the same quarter last year due to the Company’s increase in cash available to earn interest. Interest expense was $141,727 for the current quarter, reflecting a decrease of $7,614 from the $149,341 of interest expense in the same period last year. This decrease is primarily due to reduced principal balances on long term debt.

Off-balance sheet arrangements

We have no off balance sheet arrangements during the quarter ended April 30, 2007.

Forward Looking Statements.

Statements made in this Form 10-QSB which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) our ability to retain existing commercial relationships and to obtain additional profitable sources of revenue, and (ii) statements preceded by, followed by or that include the words “may”, “would”, “could”, “should”, “expects”, “projects”, “anticipates”, “believes”, “estimates”, “plans”, “intends”, “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company’s control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in the Company’s reports on file with the SEC: general economic or industry conditions, nationally and/or in the communities in which the Company conducts business, legislation or regulatory requirements, the economic condition of the U.S. Postal Service, changes in the air cargo, charter and leasing industries, demand for air cargo, charter and leasing services, competition, changes in the quality or composition of the Company’s services, our ability to develop profitable new sources of revenue, changes in accounting principals, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting the Company’s operations, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Item 3(a)T. Controls and Procedures.

Management’s annual report on internal control over financial reporting

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Secretary, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Secretary have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected our internal controls over financial reporting.

Changes in internal control over financial reporting

We had no changes in our internal control over financial reporting during the quarter ended April 30, 2007.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Alpine Air was named in a lawsuit by a former employee for claims of approximately $50,000 related to wrongful termination.  We made an offer to settle which was turned down.  The plaintiff is not actively pursuing prosecution and we believe the case may be dismissed for lack of prosecution.

Alpine Air was named in a lawsuit by a former employee who maintains that he is owed approximately $5,000 in wages and other reimbursements. The Company anticipates that this matter will be settled.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarter ended April 30, 2007, we did not issue any unregistered securities.

Use of Proceeds of Registered Securities

We had no proceeds from the sale of registered securities during the quarter ended April 30, 2007.

Purchases of Equity Securities by Us and Affiliated Purchasers

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
Month #1 February 1, 2007 through February 28, 2007	None	None	None	None
Month #2 March 1, 2007 through March 31, 2007	None	None	None	None
Month #3 April 1, 2007 through April 30, 2007	None	None	None	None
Total	None	None	None	None

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

(a) None; not applicable.

(b) Nominating Committee

During the quarterly period ended April 30, 2007, there were no changes in the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 6. Exhibits

(a) Exhibits and index of exhibits.

         31.1              302 Certification of Eugene R. Mallette

         31.2              302 Certification of Don T. Squire Jr.

         32                 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPINE AIR EXPRESS, INC.

Date:	6/12/07	By:	/s/Eugene R. Mallette
Eugene R. Mallette
Chief Executive Officer and Director

Date:	6/12/07	By:	/s/Don T. Squire Jr.
Don T. Squire Jr.
Chief Financial Officer

Date:	6/12/07	By:	/s/Max A. Hansen
Max A. Hansen
Secretary/Treasurer and Director

Date:	6/12/07	By:	/s/Joseph O. Etchart
Joseph O. Etchart
Chairman

Date:	6/12/07	By:	/s/Kenneth D. Holliday
Kenneth D. Holliday
Director

Date:	6/12/07	By:	/s/Michael Brown
Michael Brown

Director

Date:	6/12/07	By:	/s/Ronald L. Pattison
Ronald L. Pattison
Director