Form 10QSB
period 2007-07-31
ALPINE AIR EXPRESS INC/DE
filed 2007-09-12
CIK 1092807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: July 31, 2007 - 36,271,467 shares of common stock.

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

July 31, 2007

ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS

July 31, 2007
CURRENT ASSETS:
Cash and cash equivalents	$679,960
Trade accounts receivable, net	1,687,904
Inventories	1,586,670
Prepaid expenses	735,816
Deposits	9,074
Deferred tax asset, current	120,097
Total Current Assets	4,819,521

PROPERTY AND EQUIPMENT, net	16,771,740

OTHER ASSETS	255,000

DEFERRED TAX ASSETS, long-term	398,865

$22,245,126

[Continued]

ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

[Continued]

LIABILITIES AND STOCKHOLDERS' EQUITY

July 31, 2007
CURRENT LIABILITIES:
Trade accounts payable	$569,720
Accrued liabilities	596,382
Deferred Revenue	172,512
Dividends Payable	49,313
Current portion of notes payable	1,334,792
Total Current Liabilities	2,722,719
DEFERRED GAIN ON SALE OF ASSETS	314,408

NOTES PAYABLE, net of current portion	6,081,424
Total Liabilities	9,118,551
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, $9.104 stated value, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding.	9,104,000
Common stock, $.001 par value, 100,000,000 shares authorized, 36,271,467 shares issued and outstanding	36,271
Additional paid-in capital	2,198,452
Retained earnings	1,853,061
13,191,784
Stock subscription receivable	(65,209)
Total Stockholders' Equity	13,126,575
$22,245,126

The accompanying notes are an integral part of this unaudited condensed consolidated financial statement.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2007	2006 (restated)	2007	2006 (restated)
OPERATING REVENUE:
Operations	$4,368,925	$3,850,942	$13,555,158	$15,532,842
Public services	72,293	54,031	144,159	93,662
Total Operating Revenues	4,441,218	3,904,973	13,699,317	15,626,504
DIRECT COSTS:
Operations	3,003,344	3,106,575	9,159,247	12,473,256
Public services	52,479	13,685	98,899	57,454
Total Direct Costs	3,055,823	3,120,260	9,258,146	12,530,710
Gross Profit	1,385,395	784,713	4,441,171	3,095,794
OPERATING EXPENSES:
General and administrative	471,392	316,135	1,366,542	1,112,120
Total Operating Expenses	471,392	316,135	1,366,542	1,112,120
Operating income (loss)	914,003	468,578	3,074,629	1,983,674
OTHER INCOME (EXPENSE):
Interest income	9,599	814	31,258	4,800
Interest expense	(155,663)	(173,489)	(444,172)	(464,467)
Gain (loss) on disposal of assets	-	-	386,773	594,586
Total Other Income (Expense)	(146,064)	(172,675)	(26,141)	134,919
INCOME (LOSS) BEFORE TAXES AND PREFERRED STOCK DIVIDEND	767,939	295,903	3,048,488	2,118,593
Current income tax expense (benefit)	868	-	868	-
Deferred income tax expense (benefit)	353,437	61,482	1,209,535	811,565
INCOME (LOSS) BEFORE PREFERRED STOCK DIVIDEND	$413,633	$234,421	$1,838,085	$1,307,028

ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

[Continued]

	For the Three Months Ended July 31,			For the Nine Months Ended July 31,
	2007	2006 (restated)		2007	2006 (restated)
Preferred Stock dividend declared and
Amortization of preferred stock discount analogous to a preferred stock dividend of a Subsidiary	-		(327,500)	(655,000)		(982,500)
NET INCOME (LOSS)	$413,633		$(93,079)	$1,183,085		$324,528
Preferred Stock dividend declared and Amortization of preferred stock discount analogous to a preferred stock dividend	(327,500)		-	(327,500)		-
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$86,133		$(93,079)	$855,585		$324,528
NET INCOME (LOSS) PER COMMON SHARE
Basic	$.00		$0.00	$.02		$0.01
Diluted	$.00	$	N/A	$.02	$	N/A

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended July 31,
	2007	2006 (restated)
Cash flows from operating activities:
Net income (loss)	$855,585	$324,528

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized gain on sale of fixed assets	(386,773)	(594,586)
Deferred tax expense (benefit)	1,209,535	811,565
Depreciation and amortization	1,403,757	1,124,687
Change in allowance for bad debt	6,912	(1,200,614)
Non-Cash Items	256,203	206,625
Preferred Stock Dividends and related amortization	982,500	982,500

Changes in operating assets and liabilities:
Trade accounts receivable	127,274	1,668,724
Trade accounts receivable - related party	-	95,700
Inventories	(169,599)	(351,430)
Income taxes receivable	(149,604)	103,297
Deposit	-	42,900
Prepaid expenses	33,209	(409,109)
Trade accounts payable	(1,192,250)	(1,411,595)
Accrued expenses	66,207	(244,921)
Deferred gain amortization Refundable Deposits	(131,046) -	(131,046) (95,700)
Deferred Revenue	172,512	-
Total adjustments	2,228,837	596,997
Net cash provided by (used in) operating activities	3,084,422	921,525

Cash flows from investing activities:
Proceeds from sale of marketable securities	-	-
Proceeds from sale of property and equipment	556,900	682,750
Purchase of property and equipment	(1,861,246)	(477,689)
Other assets	-	(86,846)
Proceeds from return of deposits	(6,360)	-
Net cash provided by (used in) investing activities	(1,310,706)	118,215

Cash flows from financing activities:
Payment on notes payable	(4,802,667)	(1,114,550)
Payment on notes payable - related party	(2,699,125)	(326,103)
Line of Credit Increase	(98,000)	-
Proceeds from Notes payable Proceeds from Notes payable – Related Party	6,000,000	- 50,000
Net cash provided by (used in) financing activities	(1,599,792)	(1,390,653)

Net change in cash and cash equivalents	173,924	(350,913)

Beginning cash and cash equivalents	506,036	487,707

Ending cash and cash equivalents	$679,960	$136,794

 [Continued]

ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[Continued]

	For the Nine Months Ended July 31,
	2007	2006 (restated)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$446,117	$568,544
Income taxes	$-	$-

Non-cash investing and financing activities:

For the nine months ended July 31, 2007:

The Company had preferred dividend expense from a subsidiary of $655,000 which is comprised of $295,880 in dividends and $359,120 of amortized discount on preferred stock analogous to a preferred stock dividend. The Company also had preferred dividend expense of $327,500 which is comprised of $147,940 in dividends payable and $179,560 of amortized discount on preferred stock analogous to a preferred stock dividend

In December 2005 the Company issued 2,845,467 shares of common stock for services to be rendered over a 2-year period. The stock was valued at $521,668 or approximately $0.1834 per share. The Company has received services to date valued at $456,459.

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

Principles of consolidation – The condensed consolidated financial statements include the accounts and operations of Alpine Air Express, Inc., and its wholly-owned subsidiary Alpine Aviation, Inc. as of July 31, 2007 and 2006 (together referred to as the Company). All material inter-company transactions and accounts have been eliminated in the consolidation.

Condensed Financial Statements – The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 2007 and 2006 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2006 audited financial statements. The results of operations for the periods ended July 31, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

Cash and cash equivalents - The Company considers demand deposits at banks and money market funds at other financial institutions with an original maturity of three months or less to be cash equivalents.  At July 31, 2007, the Company had cash balances in excess of federally insured limits in the amount of $822,942.

.

Other assets - At July 31, 2007, the Company had three restricted cash time deposits totaling $255,000 held as collateral for debt of a third party and is included in other assets. (See Note 5)

ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4”, SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67”, SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29”, and SFAS No. 123 (revised 2004), “Share-Based Payment”, SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”, and SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”, SFAS No. 156 "Accounting for the Servicing of Financial Assets", SFAS No. 157, "Fair Value Measurements", SFAS No. 158, "Employers" Accounting for Defined Benefit Pension and Other Postretirement Plans- an amendment of FASB Statements No. 87, 88, 106, and 132(R)", and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including and amendment of FASB Statement No. 115”, were recently issued.  SFAS No. 151, 152, 153 and 123 (revised 2004), 154, 155, 156, 157, 158, and 159 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Stock Based Compensation - The Company currently accounts for its stock based compensation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123 (as revised in 2004) "Accounting for Stock-Based Compensation." This statement establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation. Equity instruments issued to non-employees are valued based on the fair value of the services received or the fair value of the equity instruments given up which ever is more reliably measurable.  Beginning in February 2006, the Company adopted the Provisions of SFAS No. 123 as revised in 2004 which will require that options issued to employees as compensation be valued at fair value. No equity instruments have been awarded since February 2006.

 ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - TRADE ACCOUNTS RECEIVABLE

  Trade accounts receivable consist of the following at:

July 31, 2007
Trade accounts receivable	$1,707,294
Less allowance for doubtful accounts	(19,390)
$1,687,904

Bad debt (recovery) expense for the nine months ended July 31, 2007 and 2006 was $(6,912) and $0, respectively.

Bad debt (recovery) expense for the three months ended July 31, 2007 and 2006 was $(6,912) and $(107,221), respectively.

NOTE 3 - PREPAID EXPENSES

  Prepaid expenses consist of the following at:

July 31, 2007
Prepaid expenses and credits	$286,282
Prepaid other taxes	449,534
$735,816

NOTE 4 - INVENTORIES

  The composition of inventories is as follows at:

July 31, 2007
Engine Work in Process	$445,944
Aircraft Parts	1,183,856
Fuel Allowance	8,022 (51,152)
$1,586,670

ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – PROPERTY PLANT & EQUIPMENT

Property and equipment consists of the following at:

	Estimated life in years	July 31, 2007
Building and improvements	10 - 40	$1,274,625
Aircraft	[15]	15,639,217
Engines	7 - 10	6,426,460
Equipment	3 - 10	200,311
Furniture and fixtures	3 - 10	334,666
Vehicles	5 - 7	135,811
		24,011,090
Less: Accumulated depreciation and amortization		(7,239,350)
		$16,771,740

Depreciation expense amounted to $1,403,757 and $1,124,687 for the nine months ended July 31, 2007 and 2006, respectively.

All of the Company's aircraft are held as collateral on various notes payable and related party notes payable at July 31, 2007 and 2006.

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

Aircraft Dispositions - In December 2006 one of the Company's aircraft was involved in an incident where the aircraft landed short of the runway, in a field. Fortunately, the pilot suffered only minor injuries, but the aircraft was not recoverable. The aircraft was fully insured and the Company does not expect this incident to have any effect on operations or its financial position.

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

The permits are renewed on an annual basis.

Future minimum lease payments for the years ending July 31, are as follows:

2008	$14,422
2009	10,001
2010	10,001
2011	10,001
2012	10,001
Thereafter	186,687
$241,113

Total Rental expense for the period ending July 31, 2007 and 2006 was $135,309 and $90,172 respectively.

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

Future minimum lease payments are as follows for the periods ending July 31:

2008	$264,000
2009	198,000
$462,000

Total Lease expense for the nine month period ending July 31, 2007 and 2006 was $282,591 and $256,550, respectively.

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

ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS (CONTINUED)

At July 31, 2007 and 2006, the Company had a receivable of $0 and $0, respectively, related to these repairs, reported under accounts receivable-related parties on the balance sheet.

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

Notes Payable - Related Party - In connection with the purchase of the aircraft in July 2003 the Company issued a note to an entity related to an officer and majority shareholder of the Company in the amount of $1,476,381.  The note payable dated July 31, 2003, bears an interest rate of 6.5% and called for payments of $33,624 due for 14 monthly installments with the balance due November 1, 2004. The entity related to an officer and majority shareholder of the Company previously agreed to forestay future payment until required by the note's balloon payment which was due November 1, 2004 but later agreed to defer all payments of principal, interest and balloon payments until November 1, 2006. Subsequently, all unpaid and accrued interest and the remaining principal balance was rolled into a new note at 6.5% interest and a 5-year term. On July 31, 2007 the balance of this note was $0.

In connection with the purchase of aircraft in December 2003 from an entity related to an officer and majority shareholder of the Company, the Company has entered into a Note Payable in the amount of $86,019.  This note bears interest at 6.5%.  The note holder had agreed to defer all payments of principal and interest until November 1, 2006. Subsequently, all unpaid and accrued interest and the remaining principal balance was rolled into a new note at 6.5% interest and a 5-year term. On July 31, 2007 the balance of this note was $0.

During May 2004, lease payments due to an entity related to an officer and majority shareholder of the Company in the amount of $667,115 were converted into a demand note payable with interest to accrue at six and one-half (6.50%) percent on the principal balance. No principal or interest payments were required to be paid until November 1, 2006. Subsequently, all unpaid and accrued interest and the remaining principal balance was rolled into a new note at 6.5% interest and a 5-year term. On July 31, 2007 the balance of this note was $0.

During February 2007, preferred stock dividends due to an entity related to an officer and majority shareholder in the amount of $1,849,250 was converted into a demand note payable with interest to accrue at six and one-half (6.50%) percent on the principal balance. On July 31, 2007 the balance of this note was $0.

The following is a summary of notes payable to related parties at July 31, 2007:

Notes payable - related party	$-

ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – LINES OF CREDIT

During the year ended October 31, 2006, the Company initiated 2 lines of credit with a Lender. Balances are currently reported as a separate line item in current liabilities on these financial statements. They are:

Line of Credit #1 - $1,000,000 1-year renewable line maturing August 25, 2007. Interest rate of Lender's Prime plus 1% and a $0 balance on July 31, 2007. Secured by same six aircraft as in note payable #2 in Note 9 below.

Line of Credit #2 - $100,000 10-year revolving line maturing August 25, 2016. Interest rate at Lender's Prime plus 1% with a $0 balance on July 31, 2007. Secured by same six aircraft as Note payable #2 in Note 9 below.

NOTE 9 – LONG TERM DEBT

Note payable arose from the purchase of aircraft during July 2003 [See Note 7], were subsequently refinanced and consisted of the following at:

                                                                                                                                                                           July 31,

                                                                                                                                                                             2007

                                                                                                                                                                        __________

Note payable issued August 28, 2006 for $1,936,193 due August 28,

2009. Interest rate of 9.5% at July 31, 2007.  Secured by five Aircraft.

Reg # N-410UB, N-17ZV, N-194GA, N-955AA, and N-99GH.

Personally guaranteed by an officer/shareholder.                                                                                 $  1,646,936

Lease Obligation issued July 31, 2007 for $6,000,000 due July 31, 2012.

Implied interest rate of 9.29%. Secured by seven Aircraft Reg#N95WA,

N24BH, N950AA, N99CA, N197GA, N127BA, and N192GA.                                                                  5,769,280

                                                                                                                                                                      _________

                                                                                                                                                                        $ 7,416,216

                                                                                                                               Less current portion       (1,334,792)

                                                                                                                                                                    __________

                                                                                                                               Long-term portion         $ 6,081,424

                                                                                                                                                                    __________

The estimated aggregate maturities required on long-term debt for each of the individual years at July 31, 2007 are as follows:

2008	1,334,792
2009	1,465,474
2010	2,110,386
2011	1,305,303
2012	1,200,261
$7,416,216

ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10  PREFERRED STOCK - SUBSIDIARY

The Company's subsidiary Alpine Aviation, Inc. is authorized to issue 1,000,000 shares of preferred stock with a stated value of $9.104. At July 31, 2007, 1,000,000 shares are issued and outstanding.  The preferred stock provides for monthly dividends at an annual rate of 6.5%, and is not convertible. The Company can redeem the subsidiary’s preferred stock any time and the Holder can call for redemption of the subsidiary's preferred stock any time after December 31, 2008.  Effective May 1, 2007 the Company became the Holder of 100% of the Preferred Stock of its subsidiary, Alpine Aviation, Inc. when it exchanged its own Preferred Stock in return for the Alpine Aviation, Inc. outstanding Preferred Stock. Due to the intercompany relationship, the Alpine Aviation, Inc. Preferred Stock is now eliminated in the consolidation process.

NOTE 11 – STOCKHOLDERS EQUITY

Common Stock - The Company is authorized to issue 100,000,000 shares of $.001 par value common stock. As of July 31, 2007, 36,271,467 shares are issued and outstanding.

Preferred Stock - The Company is authorized to issue 1,000,000 shares of $.001 par value preferred stock. In April 2007 the Board of Directors authorized the issuance of 1,000,000 shares of Preferred Stock with a stated value of $9.104. At July 31, 2007, 1,000,000 shares are issued and outstanding. The preferred stock provides for monthly dividends at an annual rate of 6.5%, and is convertible at any time by the holder based on the current market price of the Company’s stock. The Company can redeem the preferred stock any time and the Holder can call for redemption of the preferred stock any time after December 31, 2011.

Stock Option Plan - In August 2001, the stockholders approved the adoption of an equity incentive plan. The plan allows the Company to issue incentive stock options (ISO's), non-statutory stock options and restricted shares to employees, directors, and consultants of the Company. Annually, commencing January 2002, the aggregate number of shares of the Company's common stock available for award under the plan shall increase by the lesser of 250,000 or seven percent of the outstanding stock less the number of shares previously authorized for the plan, respectively. As of October 31, 2006 and July 31, 2007 a total of 1,028,540 shares and 1,278,540 shares, respectively, of the Company's common stock have been reserved for issuance under the plan. After August 18, 2011, the plan terminates and no further options may be granted. The exercise price of options granted under the terms of the plan must not be less than 100% of the fair market value of the shares as of the date of grant. Additionally, no individual may be granted more than 100,000 options in any given year. All options issued under the plan are exercisable for ten years and vest after two years. The Company has not received and does not intend to request a determination from the Internal Revenue Service that the options issued under the plan will qualify under the Code for treatment as qualified incentive stock options.

The Company previously adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). During 2006, the Company issued options to purchase 325,000 shares of common stock to employees and directors. During 2007 the Company has issued options to purchase 425,278 shares of common stock to employees and directors.

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

ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCKHOLDERS’ EQUITY (CONTINUED)

A summary of the status of the options outstanding under the Company's stock option plans at July 31, 2007, is presented below:

	July 31, 2007		October 31, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	869,494	$1.75	544,494	$2.53
Granted	425,278	0.40	325,000	0.50
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	1,294,772	$1.31	869,494	$1.75
Weighted average fair value of options granted during the year	425,278	0.40	325,000	$0.50

A summary of the status of the options outstanding under the Company's stock option plans and employment agreements at July 31, 2007 is presented below:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price		Number Exercisable	Weighted Average Exercise Price
$2.50 - $2.75	544,494	3.0 years		$2.53	544,494		$2.53
$0.50 $0.40	325,000 425,278	9.5 years 10 years	$ $	0.50 0.40	-0- 30,000	$ $	0.50 0.40

NOTE 12 - INCOME (LOSS) PER COMMON SHARE

The following data show the amounts used in computing net income (loss) per common share, for the three and nine months ended July 31:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2007	2006	2007	2006
Net income (loss) available to common shareholders	$86,133	$(93,079)	$855,585	$324,528
Weighted average number of common shares used in basic EPS	36,271,467	36,271,467	36,271,467	36,271,467
Dilutive effect of stock options	18,238,000	-	18,238,000	-
Weighted average number of common shares and dilutive potential common stock used in diluted EPS	54,509,467	36,271,467	54,509,467	36,271,467

ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - INCOME (LOSS) PER COMMON SHARE (continued)

For the nine months ended July 31, 2007 and 2006, 1,294,772 and 869,494 outstanding options, respectively, were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.  During December 2003 the Company issued 1,000,000 series A, 6.5% preferred shares of the Company's subsidiary Alpine Aviation, Inc. with a stated value of $9.104 per share, for the purchase of aircraft.  These preferred shares have no voting rights and are not convertible into common stock and thus are not included in the calculations of earnings per share. During April 2007 the Company issued 1,000,000 series A, 6.5% preferred shares with a stated value of $9.104 per share.  These preferred shares have no voting rights and are convertible into common stock at the current market value. They do have a dilutive effect and are included in the computation of EPS.

NOTE 13 – CONCENTRATIONS

U.S. Postal Service Contracts - The Company receives the majority of its revenues from contracts with the U.S. Postal Service (USPS).  For the nine months ended July 31, 2007 and 2006, the revenues from contracts with the USPS represented 78% and 80% of total revenues, respectively.  At July 31, 2007 and October 31, 2006, accounts receivable from the USPS totaled $1,117,033 and $1,357,171, or 65% and 74%, respectively. The contracts currently in effect for USPS routes will expire between July and November 2009 for mainland US operations and in June 2008 for Hawaii with certain renewal provisions for an additional 2 years. The loss of this customer would have a material negative effect on the operations of the Company.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

ALPINE AIR EXPRESS, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – RESTATEMENT

The Company has restated its financial statements for the quarter ended July 31, 2006. The significant changes made are further described and summarized below.

Upon current review of accounting standards and interpretations, management has determined to change its accounting treatment of the preferred stock issued by its subsidiary.  The preferred stock which has previously been disclosed as part of stockholders' equity is now reclassified outside of equity as a mezzanine item on the balance sheet.  Further, the dividends on preferred stock which previously were deducted from Net Income to arrive at Income Available to Common Stockholders, has been reclassified as an expense to arrive at Net Income. In April 2007 the Company became the Holder of 100% of the Preferred Stock of its subsidiary, Alpine Aviation, Inc. when it exchanged its own Preferred Stock in return for the Alpine Aviation, Inc. outstanding Preferred Stock. Starting in April 2007 and due to the intercompany relationship, the Alpine Aviation, Inc. Preferred Stock is now eliminated in the consolidation process.

The following tables highlight the significant areas of change from those previously reported:

	Three Months Ended July 31, 2006
	As Previously Reported July 31, 2006	Restated July 31, 2006	Change
Total Assets	$22,783,303	$22,783,303	$-
Stockholders' Equity	$11,074,206	$3,685,023	$7,389,183
Net Income (Loss)	$234,421	$(93,079)	$327,500
Income (Loss) available to common stockholders'	$(93,079)	$(93,079)	$-
Basic Earnings (Loss) per Share	$.00	$.00	$-

	Nine Months Ended July 31, 2006
	As Previously Reported July 31, 2006	Restated July 31, 2006	Change
Net Income (Loss)	$1,307,028	$324,528	$982,500
Income (Loss) available to common stockholders'	$324,528	$324,528	$-
Basic Earnings (Loss) per Share	$.01	$.01	$-

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

During the three months ended July 31, 2007, the Company carried over 2,616 tons of cargo as compared to 2,744 tons in the same quarter last year. However, this 5% reduction in weight flown was fully offset by a 14% increase in revenues over the same period. This increase in revenues is the direct result of rate increases to our mainland contracts with the USPS which became effective in November 2006.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

July 31, 2007 and October 31, 2006

The Company has a working capital position on July 31, 2007 of $2,096,802, as compared to $707,754 on October 31, 2006.  This significant increase in working capital of $1,389,048 is attributed primarily to a recent restructuring of several notes payable which were coming due in the short term.

During the quarterly period ended July 31, 2007, we experienced a net profit before taxes and preferred dividends of $767,939. This 150% increase is a significant improvement over the $295,903 net profit for same period last year. We continue to take steps to manage and monitor operating expenses for all Company operations in order to continue improving profits. The Company continues to diversify its client base and better utilize its assets and operations.

The Company continues to seek additional opportunities to expand their current flight and route schedule through new customers and additional cargo. We are also actively reviewing opportunities to acquire another carrier in order to further our expansion goals.

Results of Operation.

Three months ended July 31, 2007 and 2006.

During the quarter ended July 31, 2007, we had a net profit before taxes and preferred stock dividends of $767,939 with a net profit available to shareholders of $86,133 or less than $0.01 per share. This compares to a net profit before taxes and preferred stock dividends of $295,903, with a net profit available to shareholders of $(93,079) or less than $(0.01) per share for the quarter ended July 31, 2006.

Revenue for the quarter ended July 31, 2007, was $4,441,218.This represents an increase in total revenue of approximately 14% from revenues of $3,904,973 during the same period in 2006. This increase in revenue is primarily due to the increasing revenue per pound, improving overall profitability.

Total direct costs were $3,055,823 in the quarterly period ended July 31, 2007, as compared to $3,120,260 in the same period for the prior year.   While the costs of labor, fuel, insurance and ground handling fees continue to steadily increase, the Company has successfully continued to focus on cost containment.

Operating expenses increased from $316,135 during the quarter ended July 31, 2006, to $471,392 during the quarter ended July 31, 2007.  These increases were primarily associated with increasing administrative labor and professional (consulting and legal) fees that the Company has incurred during the quarter.

During the quarter ended July 31, 2007 interest income increased by $8,784 from the same quarter last year due to the Company’s increase in cash available to earn interest. Interest expense was $155,663 for the current quarter, reflecting a decrease of 10% from the $173,489 of interest expense in the same period last year. This decrease is primarily due to reduced principal balances on long term debt.

Off-balance sheet arrangements

We have no off balance sheet arrangements during the quarter ended July 31, 2007.

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

Changes in internal control over financial reporting

We had no changes in our internal control over financial reporting during the quarter ended July 31, 2007.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarter ended July 31, 2007 we did not issue any unregistered securities.

Use of Proceeds of Registered Securities

We had no proceeds from the sale of registered securities during the quarter ended July 31, 2007.

Purchases of Equity Securities by Us and Affiliated Purchasers

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
Month #1 May 1, 2007 through May 31, 2007	None	None	None	None
Month #2 June 1, 2007 through June 30, 2007	None	None	None	None
Month #3 July 1, 2007 through July 31, 2007	None	None	None	None
Total	None	None	None	None

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

(a) None; not applicable.

(b) Nominating Committee

During the quarterly period ended July 31, 2007, there were no changes in the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

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

ALPINE AIR EXPRESS, INC.

Date:	9/12/07	By:	/s/Eugene R. Mallette
Eugene R. Mallette
Chief Executive Officer and Director

Date:	9/12/07	By:	/s/Don T. Squire Jr.
Don T. Squire Jr.
Chief Financial Officer

Date:	9/12/07	By:	/s/Max A. Hansen
Max A. Hansen
Secretary/Treasurer and Director

Date:	9/12/07	By:	/s/Joseph O. Etchart
Joseph O. Etchart
Chairman

Date:	9/12/07	By:	/s/Kenneth D. Holliday
Kenneth D. Holliday
Director

Date:	9/12/07	By:	/s/Michael Brown
Michael Brown
Director

Date:	9/12/07	By:	/s/Ronald L. Pattison
Ronald L. Pattison
Director