Form 10KSB
period 2007-10-31
ALPINE AIR EXPRESS INC/DE
filed 2008-01-29
CIK 1092807

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

(Mark One)

  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2007

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________ to __________

Commission File Number 000-27011

Alpine Air Express, Inc.

(Name of small business issuer in its charter)

Delaware	33-0619518
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1177 Alpine Air Way, Provo, Utah                           84601

(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number: (801) 373-1508

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                 Name of each exchange on which registered

        None                                             N/A

Securities registered under Section 12(g) of the Exchange Act:

                              Common Stock

                               (Title of class)

     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

     Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes [X]  No [ ]  (2)  Yes [X]  No  [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    No X

     State issuer's revenues for its most recent fiscal year: $18,380,301

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $3,366,980 as of January 21, 2008.

    (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                Not applicable.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of January 21, 2008, the Registrant had 36,271,461 shares of common stock issued and outstanding.

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

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Background.

     Alpine Air Express, Inc., a Delaware corporation ("Alpine Air"), is engaged in the air cargo business through its wholly owned subsidiary, Alpine Aviation, Inc., a Utah corporation ("Alpine Aviation").  Alpine Aviation was organized on October 7, 1975, in the state of Utah.  Alpine Aviation has been operated by the same management since 1986.  Alpine Aviation is an air cargo operator, transporting mail packages and other time-sensitive cargo to more than 20 cities in the western portion of the mainland United States and in the Hawaiian Islands. Alpine Aviation began its operations in the 1970's with the intent of being a regional charter and cargo carrier.  After present management acquired control in 1986, Alpine Aviation began to focus less on the charter or passenger services and more on the cargo aspects of the airline industry.  Since the 1990's, Alpine Aviation has focused on hauling mail for the United States Postal Service and carrying packages for United Parcel Service because of their favorable contracts, routes and payment practices.  As a result of this focus, approximately 84% of Alpine Aviation's revenues now come directly from these two customers.

     Alpine Air Express was formed in April, 1994, under the name "Riverside Ventures, Inc."  Prior to its acquisition of Alpine Aviation in June, 2000, Alpine Air Express had no business operations and was actively looking for a business with which to merge or acquire in an effort to create an operation that would provide value to our shareholders.

     On June 12, 2000, Alpine Air Express, under its former name, entered into an agreement and plan of reorganization with Alpine Aviation, pursuant to which Alpine Air acquired all of the outstanding shares of Alpine Aviation.  Pursuant to the terms of the reorganization, Alpine Air Express issued 9,895,000 shares of its common stock to the stockholders of Alpine Aviation in exchange for all of the issued and outstanding shares of

Alpine Aviation.  As a result of the reorganization, Alpine Aviation became a wholly owned subsidiary of Alpine Air Express.  As a further result of the reorganization, the management of Alpine Aviation assumed control over Riverside Ventures and changed the company's name from "Riverside Ventures, Inc." to the current name of "Alpine Air Express, Inc."  The reorganization has been treated as a "reverse merger," with Alpine Aviation as the surviving entity for accounting purposes and Alpine Air the surviving entity for corporate purposes. At the time of the reorganization, Alpine Air Express had 1,000,000 shares of common stock outstanding.  Following the reorganization, Alpine Air had 10,895,000 shares outstanding, which was composed of the 1,000,000 shares outstanding prior to the issuance of shares for Alpine Aviation and the 9,895,000 newly issued shares to the Alpine Aviation stockholders.  Alpine Air subsequently issued an additional 105,000 shares, bringing the total outstanding shares to 11,000,000 as of 2003. During 2004 and 2005 the Company issued 122,000 shares, bringing the total outstanding shares to 11,122,000 at 2005.  In 2006, we effected a 3 for 1 stock split and issued additional shares for compensation during 2006 resulting in a total of 36,271,461 outstanding shares at both October 31, 2006 and 2007.

Routes and Delivery.

     Alpine Aviation currently has 12 air cargo routes covering 16 cities in four western states in the mainland U.S. and 2 routes covering several of the Hawaiian Islands. Alpine also provides contract cargo charter flights for other carriers and for the public.  Most routes are flown every day and some multiple times per day.  In fiscal 2007, Alpine Aviation transported 10,877 tons of cargo.  The largest component of Alpine Aviation's cargo mix is U.S. mail, which accounted for approximately 77% of our fiscal 2007 revenue  The USPS delivers and picks up all cargo we carry at the aircraft, unless other arrangements are called for separately by the contract.  When the USPS delivers and picks up the mail at the side of our aircraft, we are able to reduce our costs significantly.

     Alpine currently operates 26 aircraft on two national certificates (one is inactive).  The largest aircraft in our fleet is a Beechcraft 1900, which holds approximately 6,000 pounds of cargo.  Our other aircraft type is the Beechcraft 99, which holds approximately 3,400 pounds of cargo.

Industry overview.

     The package delivery and air cargo business has evolved rapidly over the last two decades, driven by the integration of world markets, the rationalization of corporate supply chains and the implementation of enterprise software and internet-based information technology solutions. The ability to provide time-definite delivery options and transfer information increasingly determines success.  Customer demands for real-time information processing and worldwide distribution and logistics capabilities favor companies with integrated services.

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

     Technology advances have made it easier for companies to analyze and compare distribution options.  As a result of these changes, individual shipments are generally smaller but more frequent and a greater proportion of products are being delivered directly to end-users, particularly as e-commerce takes hold.  Customers expect high performance levels and broad product offerings as they seek to optimize supply chain solutions.

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

     With the growth in cargo and e-commerce taking a greater hold, we feel the need for companies like Alpine Air will only continue to expand.  We offer the ability to deliver mail and cargo to smaller markets without many of the associated capital costs.

Employees.

     The Company has 118 employees, 57 of which are full time, including 10 in administration and 46 in flight operations, which includes 32 pilots.  No employees belong to any labor union or have employment contracts.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of stockholders of Alpine Air during the fourth quarter of the fiscal year ended October 31, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Alpine Air's common stock is currently quoted on the National Association of Securities Dealers Electronic Bulletin Board under the symbol "APNX" (a change in the previous "ALPE" symbol took place during the current fiscal year). Set forth below are the high and low closing bid prices for our common stock for each quarter.  These bid prices were obtained from Yahoo Finance (available on the internet ). All prices listed herein reflect inter- dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. These prices retroactively reflect the three-for-one split of our issued and outstanding stock in January, 2006.

Quarter Ended	High Bid	Low Bid
October 31, 2005	$0.17	$0.17
January 31, 2006	$0.36	$0.36
April 30, 2006	$0.50	$.45
July 31, 2006	$0.40	$0.40
October 31, 2006	$0.44	$0.44
January 31, 2007	$0.35	$0.35
April 30, 2007	$0.35	$0.35
July 31, 2007	$0.35	$0.35
October 31, 2007	$0.42	$0.42

     We cannot guarantee that the present market for our common stock will continue or be maintained, and the resale of "unregistered" and "restricted" shares pursuant to Rule 144 of the Securities and Exchange Commission may substantially reduce the market price of our common stock.

Holders.

     As of January 19, 2008, there were 36,271,461 post split shares of common stock outstanding held by approximately 466 active holders of record, including broker-dealers and clearing corporations holding shares on behalf of their customers, as reported by the Company's transfer agent.  This figure does not include an indeterminate number of stockholders who may hold their shares in street name.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General.

     Alpine Aviation Inc. provides air cargo transportation services in the United States in Hawaii, Montana, North Dakota, South Dakota, and Washington.  While the USPS is our primary customer, we also provide contract cargo and charter services for other package delivery and cargo carriers. We continue to offer package delivery services for local businesses between the islands in Hawaii. In addition to air cargo transportation, the Company provides maintenance service on aircraft owned or operated by third parties, and operates a First Officer Training Program.

     Revenues were over $18 million in 2007, a nearly 9% decrease from the $20 million in 2006.  The primary decrease in revenues came from contract changes in the Hawaii USPS contract, under which Alpine’s total number of flights were significantly reduced. However, while reducing the total number of flights, the new contract provided a significant increase in the revenue per pound flown. This new agreement commenced in January 2006 and expires in June 2008. If the Company were unable to renew this contract in June 2008, it would have a significant impact on earnings and revenues. However, management has had substantial success in renewing contracts with the USPS over the past 30 years.

     In 2007, the Company carried over 10,877 tons of cargo as compared to 14,451 tons in 2006. This reduction is directly attributable to the January 2006 changes in the Company's Hawaii USPS contract and the resulting decrease in routes flown. However, while cargo weights were down 25%, the Company's revenue per pound was also significantly higher.

     The Company continues to experience rising costs in fuel, insurance, contract labor costs and professional services fees. While public fuel prices increased nearly 50% during the current fiscal year, management was able to secure favorable fuel contracts which held the Company’s costs at a significantly lower increase.  These costs along with the need to continue maintenance and repair of our aircraft place a strong demand on our cash resources.

     Due to the improved overall financial position of the Company, we are now seeking aggressive growth through expansion in current and new markets and through acquisitions.

Liquidity and Capital Resources.

October 31, 2007 and 2006.

     The Company has a working capital position on October 31, 2007 of $2,350,821, as compared to working capital on October 31, 2006, of $707,754. The increase in working capital has been the direct result of significant reductions in operating expenses, negotiated increases in contract revenues, and re-allocation of aircraft resources. The management team continues to make strong efforts to maximize its cash resources to support all operations and has seen considerable improvement in the past 12 months.

     The Company's increase in working capital was a result of multiple factors, including increases in cash balances of $602,793 and in accounts receivable of $199,250, and a decrease in accounts payable of $861,391. A decrease of $134,790 was also noted in the current portion of the notes payable accounts. The Company presently has no material off-balance sheet financing arrangements.

     Total assets increased to $23,623,577 on October 31, 2007 from $22,836,992 on October 31, 2006. Total liabilities also decreased from $11,300,308 to $9,109,622 during the same period. Our stockholders' equity has also increased from $3,958,941 to $14,513,955 for October 31, 2006 and October 31, 2007, respectively. This increase is substantially due to a new issue of Preferred Stock and from continued increases in retained earnings.

     For the year ended October 31, 2007 there was a net profit from operations before income taxes and preferred stock dividends of $3,918,184. This is a significant increase from the previous year’s net income of $2,768,595. Depreciation was $1,886,493 for a decrease of $64,417 over last year. This decrease is due to reduction in the aircraft engine flight times from those of the previous year, upon which a substantial amount of depreciation is based.

    During the year ended October 31, 2007, the company has continued to reduce the tax NOL carryforward created in prior years and accordingly, there was a decrease in the deferred tax benefits of $761,636.

     Investing activities for the year ended October 31, 2007, included receiving $556,900 in net cash receipts primarily from the proceeds of the sale of property and equipment. Additional equipment purchases during the current year totaled $2,867,852.

     For the year ended October 31, 2007, net cash used in financing activities was $1,666,001, which includes new funds made available of $6,000,000 and subsequent use primarily from payments of $4,119,168 towards notes payable and $2,194,443 from payments to related party notes payable. For the year ended October 31, 2006, financing activities used net cash of $1,689,506, with $1,417,879 paid on notes payable and $369,627 towards notes payable related parties. All Alpine aircraft are currently pledged as collateral on the line of credit, Notes Payable and Preferred Stock of the Company.

     For the years ended October 31, 2007 and 2006, net increases (uses) in cash and cash equivalents were $602,793 and $18,329, and ending cash and cash equivalents was $1,108,829 and $506,036, respectively.

Results of Operation.

     During the year ended October 31, 2007 total operating revenues were $18,380,301, representing a 9% decrease from the 2006 revenues of $20,156,657.  This decrease is a continuation of the modifications made to the Hawaii USPS contract which reduced overall aircraft flights, but continuing flights are being made under the new contract pricing which represents an increase in revenue per pound flown, resulting in greater profitability. Total direct costs continued to decrease to $12,468,243 from $15,768,378 for the years 2007 and 2006, respectively. This 21% reduction in total direct costs was driven by a combination of actions including the reduced number of flights made under the current Hawaii contract, a more effective deployment of Company assets, and successful cost management initiatives implemented by management.

     Alpine's revenue from Public Services which include its First Officer Training Program and maintenance provided to outside entities increased slightly in 2007 to $249,240 from $201,438 in 2006. As a direct result, expenses for Public Services also increased to $162,101 from $70,301 in 2006.

     Operating expenses increased to $1,415,100 from $954,779 for the years ended October 31, 2007 and 2006 respectively.  During the year ended October 31, 2007 and 2006, gain on disposal of assets was $397,918 and $596,432 and respectively.

     During the year ended October 31, 2007, Other Income (expense) was $578,774 compared to the previous year total of $664,905. The decrease was the direct result of additional interest paid to the Company from its cash investments.

     Total income tax expense for the year ended October 31, 2007 and 2006 was $761,636 and $1,057,380, respectively.

     For the year ended October 31, 2007 and 2006, income before preferred dividends of subsidiary was $3,156,548 and $1,711,215, or $0.09 per share and $0.05 per share and, respectively. For the same periods net income available to shareholders was $1,846,548 and $401,215, and $0.05 per share and $0.01 per share, respectively. The difference for both years presented is approximately $1,310,000 and $0.04 per share, which is related to dividends declared on preferred stock and the amortization of a preferred stock discount analogous to a preferred stock dividend.

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

     Allowance for Doubtful Accounts. An allowance for doubtful accounts receivable in the amount of $19,390 and $30,324, respectively, as of October 31, 2007 and 2006, and was established based on management's estimates of the collectability of accounts receivable. The required allowance is determined using information such as customer credit history, industry information, credit reports, customer financial condition and the collectability of outstanding accounts receivables associated with a discontinued business segment. The estimates can be affected by changes in the financial strength of the aviation industry, customer credit issues or general economic conditions.

     Inventories. The Company's parts inventories are valued at the lower of cost or market. Reserves for excess and obsolete inventories in the amount of $47,489 and $44,849, respectively, as of October 31, 2007 and 2006, are based on assessment of the marketability of slow-moving and obsolete inventories. Estimates are subject to volatility and can be affected by reduced equipment utilization, existing supplies of used inventory available for sale, the retirement of aircraft or ground equipment and changes in the financial strength of the aviation industry.

     Deferred Taxes. Net deferred tax assets are shown net of valuation allowance in the amount of $966,861 and $1,728,497, as of October 31, 2007 and 2006, respectively, to reflect the likelihood of the recoverability of these assets. Company judgment of the recoverability of these assets is based primarily on estimates of current and expected future earnings and tax planning. The balance of net deferred tax assets will continue to decrease as the Company continues to perform well.

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

     Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company's control) that could cause actual results to differ materially from those set forth in the forward- looking statements, including the following, in addition to those contained in the Company's reports on file with the SEC: general economic or industry conditions, nationally and/or in the communities in which the Company conducts business, legislation or regulatory requirements, the economic condition of the U.S. Postal Service or United Parcel Service, changes in the air cargo, charter and leasing industries, demand for air cargo, charter and leasing services, competition, changes in the quality or composition of the Company's services, our ability to develop profitable new sources of revenue, changes in accounting principals, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting the Company's operations, services and prices.

     Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

ITEM 7.  FINANCIAL STATEMENTS

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

PAGE
Report of Independent Registered Public Accounting Firm	2
Consolidated Balance Sheet at October 31, 2007	3 - 4
Consolidated Statements of Operations for years ended October 31, 2007 and 2006	5 - 6
Consolidated Statement of Stockholders' Equity	7 - 8
Consolidated Statements of Cash Flows, for the years ended October 31, 2007 and 2006	9 - 10
Notes to Consolidated Financial Statements	11 - 24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

Provo. Utah

We have audited the accompanying balance sheet of Alpine Air Express, Inc. and Subsidiary as of October 31, 2007 and the related statements of operations, stockholders' equity and cash flows for the years ended October 31, 2007 and 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alpine Air Express, Inc. and Subsidiary as of October 31, 2007 and the results of its operations and its cash flows for the years ended October 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

January 29, 2008

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

 CONSOLIDATED BALANCE SHEET

ASSETS

October 31, 2007
CURRENT ASSETS:
Cash and cash equivalents	$1,108,829
Trade accounts receivable, net	2,008,708
Inventories	1,384,340
Prepaid expenses	587,434
Deposits	10,130
Deferred tax asset, current	116,497
Total Current Assets	5,215,938

PROPERTY AND EQUIPMENT, net	17,302,275

OTHER ASSETS	255,000

DEFERRED TAX ASSETS, long-term	850,364

$23,623,577

[Continued]

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

[Continued]

LIABILITIES AND STOCKHOLDERS' EQUITY

October 31, 2007
CURRENT LIABILITIES:
Trade accounts payable	$900,582
Accrued liabilities	584,508
Deferred Revenue	16,992
Dividends Payable	98,627
Current portion of notes payable	1,264,408
Total Current Liabilities	2,865,117
DEFERRED GAIN ON SALE OF ASSETS	270,725

NOTES PAYABLE, net of current portion	5,973,780
Total Liabilities	9,109,622
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, $9.104 stated value, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding, net of discount of $808,019	8,295,981
Common stock, $.001 par value, 100,000,000 shares authorized, 36,271,461 shares issued and outstanding	36,271
Additional paid-in capital	2,350,103
Retained earnings	3,831,600
Total Stockholders’ Equity	14,513,955
Total Liabilities and Stockholders’ Equity	$23,623,577

The accompanying notes are an integral part of this consolidated financial statement.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

 CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended October 31,
	2007	2006 (restated)
OPERATING REVENUE:
Operations	$18,131,061	$19,955,219
Public services	249,240	201,438
Total Operating Revenues	18,380,301	20,156,657
DIRECT COSTS:
Operations	12,306,142	15,698,077
Public services	162,101	70,301
Total Direct Costs	12,468,243	15,768,378
Gross Profit	5,912,058	4,388,279
OPERATING EXPENSES:
General and administrative (Gain) loss on disposal of assets	1,813,018 (397,918)	1,551,211 (596,432)
Total Operating Expenses	1,415,100	954,779
Operating income (loss)	4,496,958	3,433,500
OTHER INCOME (EXPENSE):
Interest income	44,082	9,664
Interest expense	(622,856)	(674,569)
Total Other Income (Expense)	(578,774)	(664,905)
INCOME (LOSS) BEFORE TAXES AND PREFERRED STOCK DIVIDEND	3,918,184	2,768,595
Current income tax expense (benefit)	-	-
Deferred income tax expense (benefit)	761,636	1,057,380
INCOME (LOSS) BEFORE PREFERRED STOCK DIVIDEND	$3,156,548	$1,711,215

(continued)

      ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

  CONSOLIDATED STATEMENTS OF OPERATIONS

[Continued]

	For the Years Ended October 31,
	2007	2006 (restated)
Preferred Stock dividend declared and
Amortization of preferred stock discount analogous to a preferred stock dividend of a Subsidiary	(655,000)	(1,310,000)
NET INCOME (LOSS)	$2,501,548		$401,215
Preferred Stock dividend declared and Amortization of preferred stock discount analogous to a preferred stock dividend	(655,000)		-
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$1,846,548		$401,215
NET INCOME (LOSS) PER COMMON SHARE
Basic	$.05		$0.01
Diluted	$.03	$	N/A

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED OCTOBER 31, 2007 AND 2006

	Preferred Stock In Parent		Preferred Stock	Common Stock
	Shares	Amount	Discount	Shares	Amount
BALANCE, October 31, 2005 after restatement	-	-	-	33,366,000	33,366

Net income for the year ended October 31, 2006	-	-	-	-	-

Shares issued in November as part of employee compensation package	-	-	-	60,000	60

Shares issued in December as part of A consulting contract	-	-	-	2,845,461	2,845

Amortization of stock subscriptions	-	-	-	-	-

BALANCE, October 31, 2006	-	-	-	36,271,461	36,271

Issuance of Preferred Stock in Parent	1,000,000	9,104,000	(1,167,139)	-	-

Net income for the year ended October 31, 2007	-	-	-	-	-

Dividends declared and amortization of preferred stock discount analogous to a preferred stock dividend	-	-	359,120	-	-

Stock subscription Receivable	-	-	-	-	-

Debt forgiveness on early N/P redemption	-	-	-	-	-

BALANCE, October 31, 2007	1,000,000	$9,104,000	$(808,019)	36,271,461	$36,271

The accompanying notes are an integral part of these consolidated financial statements

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED OCTOBER 31, 2007 AND 2006

	Additional Paid-in Capital	Stock Subscription Receivable	Retained Earnings	Accumulated Total
BALANCE, October 31, 2005 after restatement	1,668,689	-	1,583,837	3,285,892

Net income for the year ended October 31, 2006	-	-	401,215	401,215

Shares issued in November as part of employee compensation package	10,940	-	-	11,000

Shares issued in December as part of a consulting contract	518,823	(521,668)	-	-

Amortization of stock subscription	-	260,834	-	260,834

BALANCE, October 31, 2006	2,198,452	(260,834)	1,985,052	3,958,941

Issuance of Preferred Stock in Parent	-	-	-	7,936,861

Net income for the year ended October 31, 2007	-	-	2,501,548	2,501,548

Dividends declared and amortization of preferred stock discount analogous to a preferred stock dividend	-	-	(655,000)	(295,880)

Stock subscription receivable	-	260,834	-	260,834

Debt forgiveness on early N/P redemption	151,651	-	-	151,651

BALANCE, October 31, 2007	$2,350,103	$-	$3,831,600	$14,513,955

The accompanying notes are an integral part of these consolidated financial statements

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended October 31,
	2007	2006 (restated)
Cash flows from operating activities:
Net income (loss)	$2,501,548	$401,215

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized gain on sale of fixed assets	(397,918)	(590,851)
Deferred tax expense (benefit)	761,636	1,057,380
Depreciation and amortization	1,886,493	1,942,854
Change in allowance for bad debt	5,720	-
Non-Cash Items	260,834	271,834
Preferred Stock Dividends and related amortization	655,000	1,310,000

Changes in operating assets and liabilities:
Trade accounts receivable	(199,250)	727,141
Inventories	32,731	(608,118)
Income taxes receivable	-	103,297
Deposit	5,760	39,110
Prepaid expenses	31,987	45,459
Trade accounts payable	(861,391)	(1,583,328)
Accrued expenses Accrued interest on loan to officer and related party	54,333 -	(112,196) (175,185)
Deferred gain amortization Refundable Deposits	(174,729) -	(174,729) (95,700)
Deferred Revenue	16,992	-
Total adjustments	2,078,198	2,156,968
Net cash provided by (used in) operating activities	4,579,746	2,558,183

Cash flows from investing activities:
Proceeds from sale of property and equipment	556,900	686,150
Purchase of property and equipment	(2,867,852)	(1,449,652)
Other assets	-	(86,846)
Net cash provided by (used in) investing activities	(2,310,952)	(850,348)

Cash flows from financing activities:
Payment on notes payable Payment on dividends payable	(4,119,168) (2,194,443)	(1,417,879) -
Payment on notes payable - related party	(1,254,390)	(369,627)
Line of Credit Increase	(98,000)	98,000
Proceeds from Notes payable	6,000,000	-
Net cash provided by (used in) financing activities	(1,666,001)	(1,689,506)

Net change in cash and cash equivalents	602,793	18,329

Beginning cash and cash equivalents	506,036	487,707

Ending cash and cash equivalents	$1,108,829	$506,036

 [Continued]

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Continued]

	For the Year Ended October 31,
	2007	2006 (restated)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$703,317	$638,408
Income taxes	$-	$-

Non-cash investing and financing activities:

For the year ended October 31, 2007:

In April 2007, the Company issued 1,000,000 shares of new Preferred Stock with a value of $9.104 per share (see Note 11). This new issuance was exchanged share for share for the outstanding Preferred Shares issued from the company’s subsidiary, Alpine Aviation, Inc. This transaction had no effect on the Company’s cash.

In July 2007 the Company restructured most of its outstanding debt and paid all outstanding Related Party Notes Payable. As part of the restructuring, the related party involved agreed to discount the balances due by $151,651. This amount was properly recorded as forgiveness of debt and booked as increase to Paid In Capital.

The Company had preferred dividend expense from a subsidiary of $655,000 which is comprised of $295,880 in dividends and $359,120 of amortized discount on preferred stock analogous to a preferred stock dividend. The Company also had preferred dividend expense of $655,000 which is comprised of $295,880 in dividends payable and $359,120 of amortized discount on preferred stock analogous to a preferred stock dividend.

Stock subscription balance was reduced to $0 from $260,834. These were related to a services contract which was in its second and final year and has been amortized over the past two years.

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

In December 2005 the Company issued 2,845,467 shares of common stock for services to be rendered over a 2-year period. The stock was valued at $521,668 or approximately $0.1834 per share. The Company has received services to date valued at $521,668.

In August 2006, the Company refinanced certain outstanding Related Party Notes Payable in a non-cash           transaction.

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

Principles of consolidation – The condensed consolidated financial statements include the accounts and operations of Alpine Air Express, Inc., and its wholly-owned subsidiary Alpine Aviation, Inc. as of October 31, 2007 and 2006 (together referred to as the Company). All material inter-company transactions and accounts have been eliminated in the consolidation.

Cash and cash equivalents - The Company considers demand deposits at banks and money market funds at other financial institutions with an original maturity of three months or less to be cash equivalents.  At October 31, 2007, the Company had cash balances in excess of federally insured limits in the amount of $898,325.

.

Other assets - At October 31, 2007, the Company had three restricted cash time deposits totaling $255,000 held as collateral for debt of a third party and is included in other assets. (See Note 5)

Trade accounts receivable - The Company grants credit to its customers, substantially all of whom are businesses located in the United States. The Company does not require collateral on any of its trade accounts receivable.

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

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

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

Income taxes - The Company utilizes the liability method of accounting for income taxes.  Under the liability method, deferred tax assets and liabilities are determined based on the difference between financial accounting and tax bases of assets and liabilities using enacted tax rates in effect during the years in which the differences are expected to reverse.  An allowance against deferred tax assets is recorded in whole or in part when it is more likely than not that such tax benefits will not be realized. (See note 13)

Use of estimates - In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period.  Actual results could differ from those estimates.

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

Income (Loss) per common share - The Company follows the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128).  SFAS No. 128 requires the presentation of basic and diluted earning per share.  Basic earnings per share are calculated by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are similarly calculated, except that the weighted-average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential.  Potential common shares having an anti-dilutive effect on periods presented are not included in the computation of dilutive earning per share. (See note 12)

Revenue and cost recognition - The Company utilizes the accrual method of accounting whereby revenue is recognized when earned. Air freight revenue is recognized upon delivery of cargo to its destination.  Public services revenue consists of charter income, pilot training fees, and customer maintenance services.  Charter income and customer maintenance services income is recognized when the service is performed.  Pilot training revenue is recognized over the course of the program, based on the pro rata share of the course completed to date.  The tuition revenue received, but not yet earned, is deferred and recorded as "refundable deposits" on the balance sheet.

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”, SFAS No. 156 "Accounting for the Servicing of Financial Assets", SFAS No. 157, "Fair Value Measurements", SFAS No. 158, "Employers" Accounting for Defined Benefit Pension and Other Postretirement Plans- an amendment of FASB Statements No. 87, 88, 106, and 132(R)", and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including and amendment of FASB Statement No. 115”, and SFAS No. 160,”Noncontrolling Interest in Consolidated Financial Statements “ (as amended), were recently issued.  SFAS No. 155, 156, 157, 158, 159, and 160 have no current applicability to the Company or their effect on the financial statements would not have been significant.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

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

During 2006, the Company issued options to purchase 325,000 shares of common stock to employees and directors. During 2007 the Company has issued options to purchase 425,278 shares of common stock to employees and directors. All of these options were issued under the Company’s established equity incentive plan.

 ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - TRADE ACCOUNTS RECEIVABLE

  Trade accounts receivable consist of the following at:

	October 31,
	2007	2006 (restated)

Trade accounts receivable	$2,028,098	$1,839,782
Related party accounts receivable	$-0-	$5,720
Less allowance for doubtful accounts	$(19,390)	$(30,324)

	$2,008,708	$1,815,178

Bad debt (recovery) expense for the year ended October 31, 2007 and 2006 was $(6,912) and $0, respectively.

NOTE 3 - PREPAID EXPENSES

  Prepaid expenses consist of the following at:

	October 31,
	2007	2006 (restated)

Prepaid expenses and credits	$274,719	$198,672
Prepaid other taxes	$312,715	$420,749

	$587,434	$619,421

NOTE 4 - INVENTORIES

  The composition of inventories is as follows at:

	October 31,
	2007		2006 (restated)

Aircraft Parts		$1,000,025		$921,014
Work in Process Fuel	$ $	405,844 25,960	$ $	519,094 21,812
Allowance		$(47,489)		$(44,849)

		$1,384,340		$1,417,071

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – PROPERTY PLANT & EQUIPMENT

Property and equipment consists of the following at:

	Estimated life in years	2007	2006
Building and improvements	10 - 40	$1,280,391	1,268,013
Aircraft	[15]	15,764,364	15,468,885
Engines	7 - 10	7,235,864	5,850,153
Equipment	3 - 10	201,875	171,480
Furniture and fixtures	3 - 10	338,145	333,665
Vehicles	5 - 7	135,811	144,551
		24,956,450	23,236,747
Less: Accumulated depreciation and amortization		(7,654,175)	(6,756,849)
		$17,302,275	16,479,898

Depreciation expense amounted to $1,886,493 and $1,950,910 for the years ended October 31, 2007 and 2006, respectively.

All of the Company's aircraft are held as collateral on various notes payable and related party notes payable at October 31, 2007 and 2006.

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

Aircraft Dispositions - In December 2006 and January 2008 there were two separate incidents involving the Company’s aircraft. In both cases, the aircraft were damaged beyond repair or unrecoverable. However, both of the aircraft were fully insured and the Company does not expect either incident to have any effect on operations or its financial position.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - OPERATING LEASES

On March 20, 2001, the Company entered into a 30-year lease agreement with two five-year extension options for real property at the Provo, Utah Airport. The Company also leases a hangar in Billings, Montana at the Logan International Airport. The lease is for a term of five years ending October 31, 2012. These operating lease agreements contain scheduled rent escalation clauses based on changes in the consumer price index that are being amortized over the term of the lease using the straight-line method. In addition to the operating leases reported above, the Company has two revocable permits (month-to-month leases) with the State of Hawaii, Department of Transportation to use hangar and office space for its air cargo operations and the permits are renewed on an annual basis.

Future minimum lease payments for the years ending October 31, are as follows:

2008	$24,625
2009	24,625
2010	24,625
2011	24,625
2012	24,625
Thereafter	133,634
$256,759

Total Rental expense for the period ending October 31, 2007 and 2006 was $163,302 and $172,223 respectively.

Aircraft - In April and June of 2004 and again in April of 2006, the Company entered into certain sale/leaseback agreements (See Note 5).  The Company has agreed to lease two aircraft for sixty months.  It has also agreed to lease a third aircraft on a month to month basis. The Company is also required to pay an additional amount to the Lessor based on the aircraft’s actual flight time. The Lessor is responsible for engine and propeller overhauls and certain qualifying improvements to all leased aircraft.

Future minimum lease payments are as follows for the periods ending October 31:

2008	$264,000
2009	132,000
$396,000

Total Lease expense for the years ending October 31, 2007 and 2006 was $348,378 and $245,794, respectively.

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

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS (CONTINUED)

At October 31, 2007 and 2006, the Company had a receivable of $0 and $0, respectively, related to these repairs, reported under accounts receivable - related parties on the balance sheet.

Personal Guarantee - The Company's major shareholder/officer has personally guaranteed several notes which are also collateralized by certain aircraft of the Company.  (See Notes 5 and 9)

Aircraft Purchase - In December 2003, the Company acquired 16 aircraft from an entity related to an officer and majority shareholder of the Company for $9,900,000.  The consideration paid included $9,104,000 in preferred stock of the Company's subsidiary Alpine Aviation, Inc. and the assumption of the underlying debt on the aircraft totaling $709,981.  The remaining $86,019 was recorded as a payable to the entity related to an officer and majority shareholder of the Company.  As the aircraft were purchased from a related party they have been recorded at their carryover basis of $4,111,485.  A discount on preferred stock in the amount of $3,591,195, net of tax effect of $2,197,320, has been recorded and is being amortized as dividends over a five year period.  The preferred stock provides for monthly dividends at an annual rate of 6.5%, and is not convertible. The Company can redeem the subsidiary's preferred stock any time and the entity related to an officer and majority shareholder of the Company can call for redemption of the subsidiary's preferred stock any time after December 31, 2011.

Notes Payable - Related Party - In connection with the purchase of the aircraft in July 2003 the Company issued a note to an entity related to an officer and majority shareholder of the Company in the amount of $1,476,381.  The note payable dated July 31, 2003, bears an interest rate of 6.5% and called for payments of $33,624 due for 14 monthly installments with the balance due November 1, 2004. The entity related to an officer and majority shareholder of the Company previously agreed to forestay future payment until required by the note's balloon payment which was due November 1, 2004 but later agreed to defer all payments of principal, interest and balloon payments until November 1, 2006. Subsequently, all unpaid and accrued interest and the remaining principal balance was rolled into a new note at 6.5% interest and a 5-year term. On October 31, 2007 the balance of this note was $0.

In connection with the purchase of aircraft in December 2003 from an entity related to an officer and majority shareholder of the Company, the Company has entered into a Note Payable in the amount of $86,019.  This note bears interest at 6.5%.  The note holder had agreed to defer all payments of principal and interest until November 1, 2006. Subsequently, all unpaid and accrued interest and the remaining principal balance were rolled into a new note at 6.5% interest and a 5-year term. On October 31, 2007 the balance of this note was $0.

During May 2004, lease payments due to an entity related to an officer and majority shareholder of the Company in the amount of $667,115 were converted into a demand note payable with interest to accrue at six and one-half (6.50%) percent on the principal balance. No principal or interest payments were required to be paid until November 1, 2006. Subsequently, all unpaid and accrued interest and the remaining principal balance was rolled into a new note at 6.5% interest and a 5-year term. On October 31, 2007 the balance of this note was $0.

During February 2007, preferred stock dividends due to an entity related to an officer and majority shareholder in the amount of $1,849,250 was converted into a demand note payable with interest to accrue at six and one-half (6.50%) percent on the principal balance. On October 31, 2007 the balance of this note was $0.

The following is a summary of notes payable to related parties at October 31, 2007:

Notes payable – related party                                                                     $              -

                                                                                                                                    __________

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – LINE OF CREDIT

During the year ended October 31, 2006, the Company initiated an overdraft line of credit with a Lender. The balance is currently reported as a separate line item in current liabilities on these financial statements. It is a $100,000 10-year revolving line maturing August 25, 2016. Interest rate at Lender's Prime plus 1% with a $0 balance on October 31, 2007. Secured by same six aircraft as Note payable #2 in Note 9 below.

NOTE 9 – LONG TERM DEBT

Notes payable arose from the purchase of aircraft during July 2003 [See Note 7], which were subsequently refinanced and consisted of the following at:

                                                                                                                                                                     October 31,

                                                                                                                                                                          2007

                                                                                                                                                                    __________

Note payable issued August 28, 2006 for $1,936,193 due August 28,

2009. Interest rate of 9.5% at October 31, 2007.  Secured by five Aircraft.

Reg # N-410UB, N-17ZV, N-194GA, N-955AA, and N-99GH.

Personally guaranteed by an officer/shareholder.                                                                                  $1,563,407

Lease Obligation issued July 31, 2007 for $6,000,000 due Sept 30, 2012.

Implied interest rate of 9.33%. Secured by seven Aircraft Reg#N95WA,

N24BH, N950AA, N99CA, N197GA, N127BA, and N192GA.                                                                  5,674,781

                                                                                                                                                                     _________

                                                                                                                                                                        $7,238,188

                                                                                                                               Less current portion     (1,264,408)

                                                                                                                                                                   __________

                                                                                                                               Long-term portion        $5,973,780

                                                                                                                                                                   __________

The estimated aggregate maturities required on long-term debt for each of the individual years at October 31, 2007 are as follows:

                                                                         2008      1,264,408

                                                                         2009      2,293,348

                                                                         2010      1,189,889

                                                                         2011      1,305,765

                                                                         2012      1,184,778

                                                                                ___________

                                                                                    $ 7,238,188

                                                                              ____________

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - PREFERRED STOCK - SUBSIDIARY

The Company's subsidiary Alpine Aviation, Inc. is authorized to issue 1,000,000 shares of preferred stock with a stated value of $9.104. At October 31, 2007, 1,000,000 shares are issued and outstanding.  The preferred stock provides for monthly dividends at an annual rate of 6.5%, and is not convertible. The Company can redeem the subsidiary’s preferred stock any time and the Holder can call for redemption of the subsidiary's preferred stock any time after December 31, 2008.  Effective May 1, 2007 the Company became the Holder of 100% of the Preferred Stock of its subsidiary, Alpine Aviation, Inc. when it exchanged its own Preferred Stock in return for the Alpine Aviation, Inc. outstanding Preferred Stock. Due to the intercompany relationship, the Alpine Aviation, Inc. Preferred Stock is now eliminated in the consolidation process.

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock - The Company is authorized to issue 100,000,000 shares of $.001 par value common stock. As of October 31, 2007, 36,271,461 shares are issued and outstanding.

Preferred Stock - The Company is authorized to issue 1,000,000 shares of $.001 par value preferred stock. In April 2007 the Board of Directors authorized the issuance of 1,000,000 shares of Preferred Stock with a stated value of $9.104. At October 31, 2007, 1,000,000 shares are issued and outstanding. The preferred stock provides for monthly dividends at an annual rate of 6.5%, and is convertible at any time by the holder based on the current market price of the Company’s stock. The Company can redeem the preferred stock any time and the Holder can call for redemption of the preferred stock any time after December 31, 2011. As a subsequent event, on November 9, 2007 the Board of Directors voted to redeem 40,000 shares of the outstanding preferred stock.

Stock Option Plan - In August 2001, the stockholders approved the adoption of an equity incentive plan. The plan allows the Company to issue incentive stock options (ISO's), non-statutory stock options and restricted shares to employees, directors, and consultants of the Company. Annually, commencing January 2002, the aggregate number of shares of the Company's common stock available for award under the plan shall increase by the lesser of 250,000 or seven percent of the outstanding stock less the number of shares previously authorized for the plan, respectively. As of October 31, 2006 and  2007 a total of 1,028,540 shares and 1,278,540 shares, respectively, of the Company's common stock have been reserved for issuance under the plan. After August 18, 2011, the plan terminates and no further options may be granted. The exercise price of options granted under the terms of the plan must not be less than 100% of the fair market value of the shares as of the date of grant. Additionally, no individual may be granted more than 100,000 options in any given year. All options issued under the plan are exercisable for ten years and vest after two years. The Company has not received and does not intend to request a determination from the Internal Revenue Service that the options issued under the plan will qualify under the Code for treatment as qualified incentive stock options.

The Company previously adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). During 2006, the Company issued options to purchase 325,000 shares of common stock to employees and directors. During 2007 the Company has issued options to purchase 425,278 shares of common stock to employees and directors.

The fair value of these new options was estimated at the date of grant using the Black-scholes option-pricing model with the following weighted-average assumptions, an interest rate of five and 09/100 percent  for the period ended October 31, 2007; expected life is ten years for the outstanding options. It is assumed that no dividends will be paid during the periods of calculation.  At October 31, 2007, volatility is calculated to be forty-four, resulting in a respective weighted-average fair value per option of $0.25. Option pricing models require the best-input assumptions available were used to value the options and management believes the resulting option values are reasonable.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCKHOLDERS’ EQUITY (CONTINUED)

A summary of the status of the options outstanding under the Company's stock option plans at October 31, 2007, is presented below:

	October 31, 2007		October 31, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	881,620	$1.75	556,620	$2.53
Granted	425,278	0.40	325,000	0.50
Exercised	-	-	-	-
Forfeited	95,792	0.48	-	-
Expired	-	-	-	-
Outstanding at end of period	1,211,106	$1.40	881,620	$1.75
Weighted average fair value of options granted during the year	425,278	0.40	325,000	$0.50

A summary of the status of the options outstanding under the Company's stock option plans and employment agreements at October 31, 2007 is presented below:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price		Number Exercisable	Weighted Average Exercise Price
$2.50 - $2.75	556,620	3.8 years		$2.53	556,620		$2.53
$0.50 $0.40	245,000 409,486	8.7 years 9.6 years	$ $	0.50 0.40	-0- 30,000	$ $	0.50 0.40
	1,211,106	6.8 years	$ 1.40		586,620	$ 1.40

NOTE 12 - INCOME (LOSS) PER COMMON SHARE

The following data show the amounts used in computing net income (loss) per common share, for the years ended October 31:

	For the Year Ended October 31,
	2007	2006
Net income (loss) available to common shareholders	$1,846,548	$401,215
Weighted average number of common shares used in basic EPS	36,271,461	36,271,461
Dilutive effect of preferred stock	26,776,471	-
Dilutive effect of stock options Weighted average number of common shares and dilutive potential common stock used in diluted EPS	586,620 63,634,552	- 36,271,461

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - INCOME (LOSS) PER COMMON SHARE (continued)

For the year ended October 31, 2007 and 2006, 1,226,898 and 869,494 outstanding options, respectively, were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.  During December 2003 the Company issued 1,000,000 series A, 6.5% preferred shares of the Company's subsidiary Alpine Aviation, Inc. with a stated value of $9.104 per share, for the purchase of aircraft.  These preferred shares have no voting rights and are not convertible into common stock and thus are not included in the calculations of earnings per share. During April 2007 the Company issued 1,000,000 series A, 6.5% preferred shares with a stated value of $9.104 per share.  These preferred shares have no voting rights and are convertible into common stock at the current market value. They do have a dilutive effect and are included in the computation of EPS.

NOTE 13 – INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes [SFAS No. 109].  SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.  At October 31, 2007 and October 31, 2006, respectively, the total of all deferred tax assets was approximately $3,803,000 and $4,111,000 and the total of the deferred tax liabilities was approximately $2,252,000 and $1,638,000.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined.

The components of income tax expense (benefit) from continuing operations for the year ended October 31,

	2007	2006
Current income tax expense (benefit):
Federal	$-	$-
State	-	-
Current tax expense (benefit)	$-	$-

Deferred tax expense (benefit) arising from:
Excess of tax over financial accounting depreciation	$613,629	$(35,272)
Deferred gain	55,646	66,328
Allowance for bad debt	4,151	454,871
Inventory Shrinkage	(1,003)	(17,025)
Reserve for accrued vacation	(8,944)	(37,832)
Accrued interest	12,800	66,500
Alternative minimum tax credit	-	-
Foreign net operating loss carryforward	-	-
Net operating loss carryover	85,357	559,810
Valuation allowance	(160,145)	(534,796)
Capital loss carryover	160,145	534,796
Net deferred tax expense (benefit)	$761,636	$1,057,380

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - INCOME TAXES [CONTINUED]

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

A reconciliation of income tax expense from continuing operations at the federal statutory rate to income tax expense at the company's effective rate is as follows as of October 31:

                                                                                                                                       2007

                                                                                                                               ___________

    Computed tax at the expected statutory rate                                                            34.00%

    State and local income taxes, net of federal benefit                                                   3.96%

    Capital loss carryover                                                                                                      -

    Valuation allowance                                                                                                    (6.62)%

    Other Items                                                                                                                      .13%

                                                                                                                               ___________

         Income tax expense                                                                                                 31.47%

                                                                                                                               ___________

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset (liability) for the year ended October 31, 2007 and at October 31, 2006:

	October 31,	October 31,
	2007	2006
Allowance for bad debt	$7,360	$11,511
Reserve for accrued vacation	90,183	81,240
Accrued interest	927	13,726
Inventory Shrinkage	18,027	17,025
Net current tax assets	$116,497	$123,502
Capital Loss carryforward	$386,258	$546,403
Net operation loss carryforward	2,953,401	3,038,758
Valuation allowance	(584,385)	(744,530)
Alternative minimum tax credits	35,462	35,462
Excess of tax over book accounting depreciation	(2,251,947)	(1,638,319)
Deferred sales	113,448	169,094
Foreign net operating loss carryforward	198,127	198,127
Net deferred tax (liability)	$850,364	$1,604,995

As of October 31, 2007 the Company has capital  loss carryforwards of approximately $1,018,000 that expire in 2010 and a net operation loss carryforward of approximately $7,780,000 that expires in 2025. A valuation allowance in the amount of approximately $584,385 was recorded at October 31, 2007, due to uncertainty of whether the company is more than likely not to generate sufficient capital gains and foreign income to utilize the benefit of these loss carryforwards before their expiration.  The change in the valuation allowance for the year ended October 31, 2007 and 2006 was approximately ($160,000) and $535,000, respectively.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – RESTATEMENT

The Company has restated its financial statements for the year ended October 31, 2006. The significant changes made are further described and summarized below.

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

The following tables highlight the significant areas of change from those previously reported:

	For the Year Ended October 31, 2006
	As Previously Reported	Restated	Change
Total Assets	$22,836,992	$22,836,992	$-
Stockholders' Equity	$11,536,684	$3,958,941	$7,577,743
Net Income (Loss)	$1,711,215	$401,215	$1,310,000
Income (Loss) available to common stockholders'	$401,215	$401,215	$-
Basic Earnings (Loss) per Share	$.01	$.01	$-

NOTE 15 – CONCENTRATIONS

U.S. Postal Service Contracts - The Company receives the majority of its revenues from contracts with the U.S. Postal Service (USPS).  For the year ended October 31, 2007 and 2006, the revenues from contracts with the USPS represented 78% and 86% of total revenues, respectively.  At October 31, 2007 and 2006, accounts receivable from the USPS totaled $1,257,995, and $1,357,171 or 61% and 74%, respectively. The contracts currently in effect for USPS routes will expire between July and November 2009 for mainland US operations and in June 2008 for Hawaii with certain renewal provisions for an additional 2 years. The loss of this customer would have a material negative effect on the operations of the Company.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 -  CHANGE IN ACCOUNTING METHOD

During the previous year ended October 31, 2006 we changed our method of accounting for major engine and airframe component overhaul costs from the direct expense method to the deferral method (costs are capitalized and depreciated over the expected life of the asset). All aircraft purchased in the current and previous periods (2003 through 2006) had their original basis allocated to the engines and major airframe components, which were then capitalized separately and depreciated over their estimates lives. The Cumulative effects of this change resulted in reduced direct costs of $271,392 during the current fiscal year, reduced direct costs of $303,672 in fiscal year 2005, and increased direct costs of $84,009 in fiscal year 2004 and prior periods. The 2005 and 2006 amounts are included in their respective income statement positions, while the prior period amount is reflected in a single line item in the Statement of Stockholders’ Equity as an adjustment to ending 2005 Retained Earnings.

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

The amount of the cumulative effect of the change in accounting method related to the engines and major airframe components is due exclusively to the allocation and reclassification of fixed asset balances, depreciation of the asset value, and changes in the retained earnings balances for items which had been expensed subsequent to the aircraft acquisition.  This change in accounting method had a minimal effect (less than $0.01) on earnings per share for the prior year presented.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

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

NOTE 18 – SUBSEQUENT EVENTS

Preferred Stock Redemption -  On November 9, 2007 the Alpine Air Express Board of Directors voted to redeem 40,000 shares of the Preferred Stock issued on May 1, 2007.

Aircraft Accident – On January 14, 2008, an Alpine Aviation Inc. aircraft disappeared from radar on its landing approach to the airport in Lihue, HI. The aircraft and the pilot are both presumed lost. The aircraft was fully insured and the Company does not expect this accident to have any significant effect on operations or its financial position.

PART III

Item 8(A)T.  CONTROLS AND PROCEDURES

Management's Annual Report on Internal Control Over Financial Reporting.

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

Name	Age	Position	Held Position Since
Eugene R. Mallette	58	CEO	1986
Don T. Squire, Jr.	48	Chief Financial Officer	2005
Max A. Hansen	58	Secretary/Treasurer and Director	1986
Joseph O. Etchart	59	Chairman	2005
Kenneth D. Holliday	62	Director	2002
Michael Brown	66	Director	2006
Ronald L. Pattison	50	Director	2006

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

     Don T. Squire Jr., was named Chief Financial Officer in September 2005 after serving as Director of Accounting since June 2005.  Mr. Squire is a licensed CPA and has served as a consultant and in finance and accounting leadership capacities in private industry for the past 17 years. His most recent consulting assignment prior to coming to Alpine involved the restructuring of Sheaffer Pen Manufacturing (a BIC, Inc. subsidiary). He has served as a Controller and Finance Manager for Rehab Designs of America (GE Finance Subsidiary), Oriflame USA, Priority Dispatch Corp. (formerly Medical Priority Consultants), Infinity Nutritionals, and other organizations. He has served as an adult leader in the Boy Scouts of America for over 10 years, including time as a District Chairman.

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

     Alpine Air established a standing audit committee in the first quarter of its 2002 fiscal year.  The committee has adopted a charter and currently consists of three members, Ron Pattison (Chair), Joe O. Etchart and Michael Brown.  Alpine Air does not have standing nominating or compensation committee.

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

Compliance with Section 16(a) of the Exchange Act.

     Alpine Air believes all forms required to be filed under Section 16 of the Exchange Act have been timely filed.

     On January 9, 2004, our Board of Directors adopted an Insider Trading Policy.  The purpose of this Policy is to ensure that our directors, executive stockholders and 10% stockholders comply with Section 16(a) of the Exchange Act and to establish procedures by which our insiders may buy and/or sell our common stock without violating the securities laws' prohibition against insider trading.

ITEM 10.  EXECUTIVE COMPENSATION

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of Alpine Air's last three completed fiscal years to Alpine Air or its principal subsidiaries Chief Executive Officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at October 31, 2007, the end of Alpine Air's last completed fiscal year). Unless indicated otherwise, all share figures in this Item reflect the three-for-one split of our issued and outstanding common stock in January, 2006.

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

     During the year ended October 31, 2007 we issued options to purchase 5,000 shares each to the CEO, Eugene Mallette and to the CFO, Don T. Squire Jr.. These were issued as part of the same option grant offered to all full-

time employees in June of 2006. In addition to these, the CFO was also awarded 30,000 options to purchase shares as part of an annual bonus.

     Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table.

     No stock options or SARs were exercised during the fiscal year ended October 31, 2007.

     Pension Table.

      None.

     Compensation of Directors.

     During the fiscal year ended October 31, 2007, each Director was issued stock options to acquire 10,000 shares of common stock. These options have a two year restriction and an exercise price of $0.40 per share.

     During the fiscal year ended October 31, 2006, each Director was issued stock options to acquire 10,000 shares of common stock. These options have a two year restriction and an exercise price of $0.50 per share.

     During the fourth quarter of the current year, the Board of Directors fees were increased to $4,000 per quarter from the previous rate of $2,500 per quarter for services rendered.

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

     Stock Option Plan.

     In August 2001, Alpine Air adopted an equity incentive plan.  The plan allows Alpine to issue incentive stock options ("ISOs") within the meaning of section 422A of the Internal Revenue Code of 1986, as amended ("Code"), non- statutory stock options and restricted shares to employees, directors and consultants of Alpine Air.  A total of 770,000 shares of Alpine Air's common stock have been reserved for issuance under the plan.  As of January of each year commencing in the year 2002, the aggregate number of shares of Alpine Air's common stock that may be awarded under the plan shall automatically increase by a number equal to the lesser of (i) 7% of the total number of shares of Alpine's common stock outstanding, minus the number of shares of stock previously authorized for award under the plan at the close of the preceding calendar year or (ii) 250,000 shares of common stock.

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

     The board of directors or a committee of the directors will initially administer the plan, prescribe the form and content of options to be granted, receive elections for the exercise of stock conversion rights, determine the terms and restrictions on all restricted stock awards granted under the plan, and other items.  No stock option can be granted for a period longer than ten years or for a period longer than five years for ISOs granted to optionees possessing more than 10% of the total combined voting power of all classes of stock of Alpine Air.  The right to exercise an option terminates three months after the termination of an employee’s employment, unless the employee dies or is disabled, in which event the option will remain exercisable for a period of one year after the termination of employment.  The plan terminates, and no further options may be granted after August 18, 2011.

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

     During 2006, the Company issued options to acquire 325,000 shares of its common stock at an exercise price of $0.50 per share, to employees and directors of the company. To date 80,000 of the 2006 options have been forfeited. During 2007, the Company issued options to acquire 425,278 shares of its common stock at an exercise price of $0.40 per share, to employees and directors of the company. To date 15,792 of the 2007 options have been forfeited.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information relating to the beneficial ownership of Alpine Air's common stock as of  October 31, 2007 by each person known by Alpine Air to be the beneficial owner of more than 5% of the outstanding shares of common stock and each of Alpine Air's directors and executive officers.

Name and Address of Principal Stockholders	Common Stock	Percentage
Eugene R. Mallette 1177 Alpine Air Way Provo, Utah 84601	27,729,465(1)(3)	76.4%

SCS, Inc. 455 East 500 South, #201 Salt Lake City, Utah 84111	2,450,214(2)	6.7%

Officers and Directors
Eugene R. Mallette, CEO and Director	27,729,465(1)(3)	76.4%
Don T. Squire, Jr. CFO	60,000(4)	Less than 1%
Max Hansen, Secretary/Treasurer, Director	3,000	Less than 1%
Joseph O. Etchart, Director	18,945	Less than 1%
Ronald L. Pattison, Director	42,600	Less than 1%
All officers and directors as a group (5 persons)	27,854,010	76.8%

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

Securities Authorized for Issuance under Equity Compensation Plans.

                    Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	556,620 245,000 409,486	$2.53 $0.50 $0.40	556,620 245,000 209,486
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	1,211,106	$1.40	1,211,106

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Aircraft Purchase - In December 2003, the Company acquired 16 aircraft from an entity related to an officer and majority shareholder of the Company for $9,900,000.  The consideration paid included $9,104,000 in preferred stock of the Company's subsidiary Alpine Aviation, Inc. and the assumption of the underlying debt on the aircraft totaling $709,981.  The remaining $86,019 is recorded as a payable to the entity related to an officer and majority shareholder of the Company.  As the aircraft were purchased from a related party they have been recorded at their carryover basis of $4,111,485.  A discount on preferred stock in the amount of $3,591,195, net of tax effect of $2,197,320, has been recorded and is being amortized as dividends over a five year period.  The preferred stock provides for monthly dividends at an annual rate of 6.5%, and is not convertible. However, in April 2007 the Board of Directors authorized the issuance of 1,000,000 shares of Preferred Stock in the Parent Company, Alpine Air Express, with a stated value of $9.104, which were exchanged with the holder for the outstanding preferred stock in the subsidiary. The newly issued preferred stock in the Parent Company provides for monthly dividends at an annual rate of 6.5%, and is convertible at any time by the holder based on the current market price of the Company’s stock. The Company can redeem the preferred stock any time and the Holder can call for redemption of the preferred stock any time after December 31, 2011.

     Notes Payable - Related Party - In connection with the purchase of the aircraft the Company issued a note to an entity related to an officer and majority shareholder of the Company in the amount of $1,476,381.  The note payable dated July 31, 2003, bears an interest rate of 6.5% and called for payments of $33,624 due for 14 monthly installments with the balance due November 1, 2004. The entity related to an officer and majority shareholder of the Company previously agreed to forestay future payment until required by the note's balloon payment which was due November 1, 2004 but later agreed to defer all payments of principal, interest and balloon payments until November 1, 2006. Subsequently, all unpaid and accrued interest and the remaining principal balance was rolled into a new note at 6.5% interest and a 5-year term. On October 31, 2007 the balance of this note was $0.  In connection with the purchase of aircraft during 2004 from an entity related to an officer and majority shareholder of the Company, the Company has entered into a Note Payable in the amount of $86,019.  This note bears interest at 6.5%.  The note holder had agreed to defer all payments of principal and interest until November 1, 2006. Subsequently, all unpaid and accrued interest and the remaining principal balance was rolled into a new note at

6.5% interest and a 5-year term. On October 31, 2007 the balance of this note was $0. During May 2004, lease payments due to an entity related to an officer and majority shareholder of the Company in the amount of $667,115 were converted into a demand note payable with interest to accrue at six and one- half (6.50%) percent on the principal balance. No principal or interest payments were required to be paid until November 1, 2006. Subsequently, all unpaid and accrued interest and the remaining principal balance was rolled into a new note at 6.5% interest and a 5-year term. On October 31, 2007 the balance of this note was $0.

     Personal Guarantee - The Company's major shareholder/officer has personally guaranteed loans which are also collateralized by certain aircraft of the Company.

ITEM 13. EXHIBITS

     (a) Exhibits.

31.1  302 Certification of Eugene Mallette

31.2  302 Certification of Don T. Squire Jr.

32     906 Certification

Item 14.  Principal Accountant Fees and Services.

     The following is a summary of the fees billed to Alpine Air by its principal accountants during the fiscal years ended October 31, 2007, 2006, and 2005:

Fee category	2007	2006	2005
Audit fees	$89,936	$74,411	$82,541

Audit-related fees	0	0	0

Tax fees	0	0	0

All other fees	0	0	0
Total fees	$89,936	$74,411	$82,541

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

     All other fees -  Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above.  The fees disclosed in this category include due diligence, preparation of pro forma financial statements as a discussion piece for a Board  member, and preparation of letters in connection with the filing of Current Reports on Form 8-K.

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

Date: 1/26/2008                  By: /s/Eugene Mallette

                                            Eugene Mallette, Chief Executive Officer and Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: 1/26/2008                      /s/Eugene Mallette

                                               Eugene Mallette, Chief Executive Officer and Director

Date: 1/26/2008                      /s/Don T. Squire Jr.

                                               Don T. Squire Jr., Chief Financial Officer

Date: 1/26/2008                      /s/Max A. Hansen

                                               Max A. Hansen, Secretary/Treasurer and Director

Date: 1/26/2008                      /s/Joseph O. Etchart

                                               Joseph O. Etchart, Chairman

Date: 1/26/2008                      /s/Kenneth D. Holliday

                                                Kenneth D. Holliday, Director

Date: 1/26/2008                      /s/Michael Brown

                                               Michael Brown, Director

Date: 1/26/2008                      /s/Ronald L. Pattison

                                               Ronald L. Pattison, Director