Form 10QSB
period 2008-01-31
ALPINE AIR EXPRESS INC/DE
filed 2008-03-06
CIK 1092807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: January 31, 2008 - 36,271,461 shares of common stock.

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

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2008

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

PAGE
— Unaudited Condensed Consolidated Balance Sheet at January 31, 2008	4
— Unaudited Condensed Consolidated Statements of Operations for the three months ended January 31, 2008 and 2007	6
— Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2008 and 2007	7

— Notes to Unaudited Condensed Consolidated Financial Statements	9-19

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS

January 31, 2008
CURRENT ASSETS:
Cash and cash equivalents	$1,786,812
Trade accounts receivable, net	2,058,034
Inventories	1,269,639
Prepaid expenses	572,862
Deposits	10,762
Deferred tax asset, current	115,768
Total Current Assets	5,813,877

PROPERTY AND EQUIPMENT, net	17,009,562

OTHER ASSETS	255,000

DEFERRED TAX ASSETS, long-term	507,184

$23,585,623

[Continued]

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

[Continued]

LIABILITIES AND STOCKHOLDERS' EQUITY

January 31, 2008
CURRENT LIABILITIES:
Trade accounts payable	$675,728
Accrued liabilities	611,673
Deferred Revenue	18,705
Dividends Payable	35,797
Current portion of notes payable	1,294,687
Total Current Liabilities	2,636,590
DEFERRED GAIN ON SALE OF ASSETS	227,043

NOTES PAYABLE, net of current portion	5,618,425
Total Liabilities	8,482,058
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, $9.104 stated value, 1,000,000 shares authorized, 960,000 shares issued and outstanding, net of discount	8,111,381
Common stock, $.001 par value, 100,000,000 shares authorized, 36,271,461 shares issued and outstanding	36,271
Additional paid-in capital	2,350,103
Retained earnings	4,605,810
Total Stockholders' Equity	15,103,565
$23,585,623

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended January 31,
	2008	2007 (restated)
OPERATING REVENUE:
Operations	$4,551,915	$4,793,812
Public services	10,492	19,299
Total Operating Revenues	4,562,407	4,813,111
DIRECT COSTS:
Operations	3,253,610	3,146,926
Public services	9,746	17,435
Total Direct Costs	3,263,356	3,164,361
Gross Profit	1,299,051	1,648,750
OPERATING EXPENSES:
General and administrative (Gain) loss on disposal of assets	353,901 (654,851)	498,149 (386,773)
Total Operating Expenses	(300,950)	111,376
Operating income (loss)	1,600,001	1,537,374
OTHER INCOME (EXPENSE):
Interest income	12,584	10,316
Interest expense	(171,133)	(146,782)
Total Other Income (Expense)	(158,549)	(136,466)
INCOME (LOSS) BEFORE TAXES AND PREFERRED STOCK DIVIDEND	1,441,452	1,400,908
Current income tax expense (benefit)	-	-
Deferred income tax expense (benefit)	343,908	532,821
INCOME (LOSS) BEFORE PREFERRED STOCK DIVIDEND	$1,097,544	$868,087

(continued)

      ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

[Continued]

	For the Three Months Ended January 31,
	2008	2007 (restated)
Preferred Stock dividend declared and
Amortization of preferred stock discount analogous to a preferred stock dividend of a Subsidiary	-	327,500
NET INCOME (LOSS)	$1,097,544		$540,587
Preferred Stock dividend declared and Amortization of preferred stock discount analogous to a preferred stock dividend	(323,333)		-
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$774,211		$540,587
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER COMMON SHARE
Basic	$.02		$0.01
Diluted	$.01	$	N/A

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended January 31,
	2008	2007 (restated)
Cash flows from operating activities:
Net income (loss)	$1,097,544	$540,587

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized gain on sale of fixed assets	(654,851)	(386,773)
Deferred tax expense (benefit)	343,909	532,821
Depreciation and amortization	507,212	445,563
Change in allowance for bad debt	-	-
Non-Cash Items	-	65,208
Preferred Stock Dividends and related amortization	-	327,500

Changes in operating assets and liabilities:
Trade accounts receivable	(49,326)	(345,004)
Inventories	114,701	(105,371)
Prepaid expenses	14,572	(78,846)
Trade accounts payable	(224,855)	(1,191,304)
Accrued expenses	27,165	87,368
Deferred gain amortization Refundable Deposits	(43,682) (632)	(43,682) -
Deferred Revenue	1,713	-
Total adjustments	35,926	(692,520)
Net cash provided by (used in) operating activities	1,133,470	(151,933)

Cash flows from investing activities:
Proceeds from sale of marketable securities	-	-
Proceeds from sale of property and equipment	1,082,800	556,900
Purchase of property and equipment	(642,448)	(49,240)
Proceeds from return of deposits	-	5,490
Net cash provided by (used in) investing activities	440,352	513,150

Cash flows from financing activities:
Payment on notes payable	(325,076)	(277,289)
Payment on notes payable - related party	-	(83,202)
Payment of dividends payable Payment for Redemption of Preferred Stock Line of Credit Increase	(206,603) (364,160) -	- (98,000)
Net cash provided by (used in) financing activities	(895,839)	(458,491)

Net change in cash and cash equivalents	677,983	(97,274)

Beginning cash and cash equivalents	1,108,829	506,036

Ending cash and cash equivalents	$1,786,812	$408,762

 [Continued]

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[Continued]

	For the Three Months Ended January 31,
	2008	2007 (restated)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$179,602	$166,064
Income taxes	$-	$-

Non-cash investing and financing activities:

For the three months ended January 31, 2008:

The Company had preferred dividend expense of $323,333 which is comprised of $143,773 in dividends and $179,560 of amortized discount on preferred stock analogous to a preferred stock dividend.

For the three months ended January 31, 2007:

The Company had preferred dividend expense from a subsidiary of $327,500 which is comprised of $147,940 in dividends payable and $179,560 of amortized discount on preferred stock analogous to a preferred stock dividend.

The Company received services for the reduction of Stock Subscription Receivable valued at $65,208.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

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

Principles of consolidation – The condensed consolidated financial statements include the accounts and operations of Alpine Air Express, Inc., and its wholly-owned subsidiary Alpine Aviation, Inc. as of January 31, 2008 and 2007 (together referred to as the Company). All material inter-company transactions and accounts have been eliminated in the consolidation.

Condensed Financial Statements – The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 2008 and 2007 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2007 audited financial statements. The results of operations for the periods ended January 31, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

Cash and cash equivalents - The Company considers demand deposits at banks and money market funds at other financial institutions with an original maturity of three months or less to be cash equivalents.  At January 31, 2008, the Company had cash balances in excess of federally insured limits in the amount of $1,850,668.

.

Other assets - At January 31, 2008, the Company had three restricted cash time deposits totaling $255,000 held as collateral for debt of a third party and is included in other assets. (See Note 5)

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

Trade accounts receivable - The Company grants credit to its customers, substantially all of who are businesses located in the United States. The Company does not require collateral on any of its trade accounts receivable.

Inventories - Inventories consist of aircraft parts and fuel stated at the lower of cost or market, determined using the first-in, first-out method (FIFO).

Property and equipment - Provision for depreciation for financial reporting purposes of property and equipment is computed on the straight-line method over their estimated useful lives ranging from three to forty years (See Note 5). Maintenance, repairs, and renewals, which neither materially add to the value of the property and equipment nor appreciably prolong the useful lives are charged to expense as incurred.  Gains and losses on dispositions are included in operations.

Engine overhauls - The Company uses the deferral method of accounting for our major engine and airframe component overhauls and which provides for major engine and airframe component overhaul costs to be capitalized and depreciated over the estimated useful life of the engine and airframe components.

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

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”, SFAS No. 156 "Accounting for the Servicing of Financial Assets", SFAS No. 157, "Fair Value Measurements", SFAS No. 158, "Employers" Accounting for Defined Benefit Pension and Other Postretirement Plans- an amendment of FASB Statements No. 87, 88, 106, and 132(R)", and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, and SFAS No. 160,”Noncontrolling Interest in Consolidated Financial Statements “ (as amended), were recently issued.  SFAS No. 155, 156, 157, 158, 159, and 160 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 2 - TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consist of the following at:

	January 31,
	2008	2007 (restated)

Trade accounts receivable	$2,077,424	$2,184,658
Related party accounts receivable	$-0-	$5,849
Less allowance for doubtful accounts	$(19,390)	$(30,325)

	$2,058,034	$2,160,182

Bad debt (recovery) expense for the period ended January 31, 2008 and 2007 was $0 and $0, respectively.

 ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PREPAID EXPENSES

Prepaid expenses consist of the following at:

	January 31,
	2008	2007 (restated)

Prepaid expenses and credits	$373,736	$228,956
Prepaid other taxes	$199,126	$469,311

	$572,862	$698,267

NOTE 4 - INVENTORIES

The composition of inventories is as follows at:

	January 31,
	2008		2007 (restated)

Aircraft Parts		$1,100,939		$1,077,267
Engine Work in Process Fuel	$ $	177,143 39,046	$ $	481,367 34,854
Allowance		$(47,489)		$(71,046)

		$1,269,639		$1,522,442

NOTE 5 – PROPERTY PLANT & EQUIPMENT

Property and equipment consists of the following at January 31, :

	Estimated life in years	2008	2007
Building and improvements	10 – 40	$1,286,989	1,268,013
Aircraft	[15]	15,503,245	15,573,445
Engines	7 – 10	7,426,747	5,569,068
Equipment	3 – 10	209,501	184,348
Furniture and fixtures	3 – 10	339,578	333,605
Vehicles	5 – 7	108,431	135,111
		24,874,491	23,063,590
Less: Accumulated depreciation and amortization		(7,864,929)	(7,150,142)
		$17,009,562	15,913,448

Depreciation expense amounted to $507,212 and $445,563 for the three months ended January 31, 2008 and 2007, respectively.

All of the Company's aircraft are held as collateral on various notes payable at January 31, 2008 and 2007.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – PROPERTY PLANT & EQUIPMENT (Continued)

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

The permits are renewed on an annual basis.

Future minimum lease payments for the years ending January 31, are as follows:

2009	$24,625
2010	24,625
2011	24,625
2012	24,625
2013	20,308
Thereafter	132,410
$251,218

Total Rental expense for the period ending January 31, 2008 and 2007 was $57,126 and $46,133 respectively.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - OPERATING LEASES (Continued)

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

Future minimum lease payments are as follows for the periods ending January 31:

2009	$264,000
2010	66,000
$330,000

Total aircraft lease expense for the three months ending January 31, 2008 and 2007 was $74,928 and $98,063, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company performed maintenance and certain qualified repairs on an aircraft owned by a related party.  The Company charges the related party cost plus ten percent markup on all parts and a fixed rate of $55 per hour for labor.  Total related party sales and cost of sales related to aircraft maintenance are as follows for the three months ended January 31:

	2008	2007
Total related party sales	$-	$5,849
Total related party cost of sales	-	5,264
Gross margin on related party transactions	$-	$585

At January 31, 2008 and 2007, the Company had a receivable of $0 and $5,849, respectively, related to these repairs, reported under accounts receivable-related parties on the balance sheet.

Personal Guarantee - The Company's major shareholder/officer has personally guaranteed loans which are also collateralized by certain aircraft of the Company.  (See Notes 5 and 9)

Aircraft Purchase - In December 2003, the Company acquired 16 aircraft from an entity related to an officer and majority shareholder of the Company for $9,900,000.  The consideration paid included $9,104,000 in preferred stock of the Company's subsidiary Alpine Aviation, Inc. and the assumption of the underlying debt on the aircraft totaling $709,981.  The remaining $86,019 is recorded as a payable to the entity related to an officer and majority shareholder of the Company.  As the aircraft were purchased from a related party they have been recorded at their carryover basis of $4,111,485.  A discount on preferred stock in the amount of $3,591,195, net of tax effect of $2,197,320, has been recorded and is being amortized as dividends over a five year period.  The preferred stock provides for monthly dividends at an annual rate of 6.5%, and is not convertible. The Company can redeem the subsidiary's preferred stock any time and the entity related to an officer and majority shareholder of the Company can call for redemption of the subsidiary's preferred stock any time after December 31, 2011. During May 2007 Preferred Stock of the Company was exchanged for Preferred Stock of the Subsidiary (See Note 10).

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – LINE OF CREDIT

The Company has a single line of credit with a Lender. The balance, if any, would be reported as a separate line item in current liabilities on these financial statements. It is a $100,000 10-year revolving line initiated on August 26, 2006 and maturing August 25, 2016. Interest rate at Lender's Prime plus 1% with a $0 balance on January 31, 2008. It is secured by same five aircraft as Note payable in Note 9 below.

NOTE 9 – LONG TERM DEBT

Note payable arose from the purchase of aircraft during July 2003 [See Note 7], were subsequently refinanced and consisted of the following at:

                                                                                                                                                                January 31,

                                                                                                                                                                     2008

                                                                                                                                                                 __________

Note payable issued August 28, 2006 for $1,936,193 due August 28,

2009. Interest rate of 9.5% at January 31, 2008.  Secured by five Aircraft.

Reg # N-410UB, N-17ZV, N-194GA, N-955AA, and N-99GH.

Personally guaranteed by an officer/shareholder.                                                                           $  1,477,590

Lease Obligation issued July 31, 2007 for $6,000,000 due September 30, 2012.

Implied interest rate of 9.33%. Secured by seven Aircraft Reg#N95WA,

N24BH, N950AA, N99CA, N197GA, N127BA, and N192GA.                                                            5,435,522

                                                                                                                                                                _________

                                                                                                                                                               $    6,913,112

                                                                                                                          Less current portion      (1,294,687)

                                                                                                                                                              __________

                                                                                                                          Long-term portion        $ 5,618,425

                                                                                                                                                               __________

The estimated aggregate maturities required on long-term debt for each of the individual years at January 31, 2008 are as follows:

2009	$1,294,687
2010	2,224,484
2011	1,218,088
2012	1,336,710
2013	839,143
$6,913,112

NOTE 10  PREFERRED STOCK - SUBSIDIARY

The Company's subsidiary Alpine Aviation, Inc. is authorized to issue 1,000,000 shares of preferred stock with a stated value of $9.104. At January 31, 2008, 960,000 shares are issued and outstanding.  The preferred stock provides for monthly dividends at an annual rate of 6.5%, and is not convertible. The Company can redeem the subsidiary’s preferred stock any time and the Holder can call for redemption of the subsidiary's preferred stock any time after December 31, 2008.  Effective May 1, 2007 the Company became the Holder of 100% of the Preferred Stock of its subsidiary, Alpine Aviation, Inc. when it exchanged its own Preferred Stock in return for the Alpine Aviation, Inc. outstanding Preferred Stock. Due to the intercompany relationship, the Alpine Aviation, Inc. Preferred Stock is now eliminated in the consolidation process.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCKHOLDERS EQUITY

Common Stock - The Company is authorized to issue 100,000,000 shares of $.001 par value common stock. As of January 31, 2008, 36,271,461 shares are issued and outstanding.

Preferred Stock - The Company is authorized to issue 1,000,000 shares of $.001 par value preferred stock. In April 2007 the Board of Directors authorized the issuance of 1,000,000 shares of Preferred Stock with a stated value of $9.104 per share. At January 31, 2008, 960,000 shares are issued and outstanding. The preferred stock provides for monthly dividends at an annual rate of 6.5%, and is convertible at any time by the holder based on the current market price of the Company’s stock. The Company can redeem the preferred stock any time and the Holder can call for redemption of the preferred stock any time after December 31, 2011.

Stock Option Plan - In August 2001, the stockholders approved the adoption of an equity incentive plan. The plan allows the Company to issue incentive stock options (ISO's), non-statutory stock options and restricted shares to employees, directors, and consultants of the Company. Annually, commencing January 2002, the aggregate number of shares of the Company's common stock available for award under the plan shall increase by the lesser of 250,000 or seven percent of the outstanding stock less the number of shares previously authorized for the plan, respectively. As of October 31, 2007 and January 31, 2008 a total of 1,278,540 shares and 1,528,540 shares, respectively, of the Company's common stock have been reserved for issuance under the plan. After August 18, 2011, the plan terminates and no further options may be granted. The exercise price of options granted under the terms of the plan must not be less than 100% of the fair market value of the shares as of the date of grant. Additionally, no individual may be granted more than 100,000 options in any given year. All options issued under the plan are exercisable for ten years and vest after two years. The Company has not received and does not intend to request a determination from the Internal Revenue Service that the options issued under the plan will qualify under the Code for treatment as qualified incentive stock options.

The Company previously adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). During 2007 the Company issued options to purchase 425,278 shares of common stock to employees and directors. No options have been issued during 2008.

The fair value of these 2007 options was estimated at the date of grant using the Black-scholes option-pricing model with the following weighted-average assumptions, an interest rate of five and 09/100 percent  for the period ended October 31, 2007; expected life is ten years for the outstanding options. It is assumed that no dividends will be paid during the periods of calculation.  At October 31, 2007, volatility is calculated to be forty-four, resulting in a respective weighted-average fair value per option of $0.25. Option pricing models require the best-input assumptions available were used to value the options and management believes the resulting option values are reasonable.

A summary of the status of the options outstanding under the Company's stock option plans at January 31, 2008, is presented below:

	January 31, 2008		October 31, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,211,106	$1.40	881,620	$1.75
Granted	-	-	425,278	0.40
Exercised	-	-	-	-
Forfeited	-	-	95,792	048
Expired	-	-	-	-
Outstanding at end of period	1,211,106	$1.40	1,211,106	$1.40
Weighted average fair value of options granted during the year	-	-	425,278	$0.40

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCKHOLDERS’ EQUITY (CONTINUED)

A summary of the status of the options outstanding under the Company's stock option plans and employment agreements at January 31, 2008 is presented below:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price		Number Exercisable	Weighted Average Exercise Price
$2.50 - $2.75	556,620	3.6 years		$2.53	556,620		$2.53
$0.50 $0.40	245,000 409,486	8.5 years 9.4 years	$ $	0.50 0.40	-0- 30,000	$ $	0.50 0.40
	1,211,106	6.6 years	$ 1.40		586,620	$ 1.40

NOTE 12 - INCOME (LOSS) PER COMMON SHARE

The following data show the amounts used in computing net income (loss) per common share, for the three months ended January 31:

	2008 2007
Net income (loss) available to common shareholders	$774,211	$540,587
Weighted average number of common shares used in basic EPS	36,271,461	36,271,461
Dilutive effect of preferred stock	20,809,143	-
Dilutive effect of stock options Weighted average number of common shares and dilutive potential common stock used in diluted EPS	586,620 57,667,224	- 36,271,461

For the three months ended January 31, 2008 and 2007, 624,486 and 869,494 outstanding options, respectively, were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.  During December 2003 the Company issued 1,000,000 series A, 6.5% preferred shares of the Company's subsidiary Alpine Aviation, Inc. with a stated value of $9.104 per share, for the purchase of aircraft.  These preferred shares have no voting rights and are not convertible into common stock and thus are not included in the calculations of earnings per share. During April 2007 the Company issued 1,000,000 series A, 6.5% preferred shares with a stated value of $9.104 per share.  These preferred shares have no voting rights and are convertible into common stock at the current market value. At January 31, 2008 there were 960,000 shares issued and outstanding. These shares do have a dilutive effect and are included in the computation of EPS.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – CONCENTRATIONS

U.S. Postal Service Contracts - The Company receives the majority of its revenues from contracts with the U.S. Postal Service (USPS).  For the three months ended January 31, 2008 and 2007, the revenues from contracts with the USPS represented 80% and 78% of total revenues, respectively.  At January 31, 2008 and October 31, 2007, accounts receivable from the USPS totaled $1,331,520 and $1,274,695, or 64% and 59%, respectively. The contracts currently in effect for USPS routes will expire between July and November 2009 for mainland US operations and in June 2008 for Hawaii with certain renewal provisions for an additional 2 years. The loss of this customer would have a material negative effect on the operations of the Company.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Lawsuit - The Company has been named in a lawsuit by a former employee for claims of approximately $50,000 related to wrongful termination.  The Company has made an offer to settle which was turned down.  The plaintiff is not actively pursuing prosecution. The Company has petitioned to have the case dismissed for lack of prosecution.

The Company operates its aircraft under a certificate which allows it to accumulate time between overhauls (TBO) in excess of manufacturer's recommendations.  The Company regularly inspects its engines.  A majority of the engines used by the Company have accumulated TBO in excess of manufacturer's recommendations.

NOTE 15 – RESTATEMENT

The Company had previously restated its financial statements for the period ended January 31, 2007. The significant changes made are further described and summarized below.

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

The following tables highlight the significant areas of change from those previously reported:

	For the Quarter Ended January 31, 2007
	As Previously Reported	Restated	Change
Total Assets	$22,164,177	$22,164,177	$-
Stockholders' Equity	$12,322,038	$4,564,736	$7,757,302
Net Income (Loss)	$868,087	$540,587	$327,500
Income (Loss) available to common stockholders'	$540,587	$540,587	$-
Basic Earnings (Loss) per Share	$.01	$.01	$-

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

During the quarter ended January 31, 2008, cargo volumes were slightly lower when compared to the same period last year, as the Company carried 2,641 tons this quarter in 2008 as compared to 2,757 tons in the same quarter last year.  This minimal decline in weights is directly attributable to a minimal decline in the number of charter flights made in Alpine Air’s Hawaii operations.

The Company continues to experience significant rising costs in fuel and insurance. While these costs along with the need to continue maintenance and repair of our aircraft place a strong demand on our cash resources, management has been exceptionally proactive in containing and reducing operating and administrative costs in order to better maximize the use of cash resources.

Liquidity and Capital Resources

January 31, 2008 and October 31, 2007

The Company has a working capital position on January 31, 2008 of $3,177,287, as compared to $2,350,821 on October 31, 2007.  The increase of $826,466 is attributed primarily to the receipt of an insurance settlement for a damaged aircraft which was received in January 2008.

The Company has seen exceptional improvement in its working capital over prior years and the Management Team continues to make a strong effort to maximize its cash resources.

Results of Operation.

Three months ended January 31, 2008 and 2007.

During the quarter ended January 31, 2008, we had a net profit of $1,097,544, with a net profit available to shareholders of $774,211 or $0.02 per share versus a net profit of $868,087, net profit available to shareholders of $540,587 or $0.01 per share, for the quarter ended January 31, 2007.

Revenue for the quarter ended January 31, 2008, was $4,562,407, of which $4,551,915 consisted of revenue from operations and $10,492 was derived from public services.  This represents a decrease in total revenue of approximately 5% over revenues of $4,813,111 for the same period in 2007.  This decrease in revenue is primarily due to the minimal decline in the number of charter flights made in Alpine Air’s Hawaii operations.

Total direct costs were $3,263,356 in the quarterly period ended January 31, 2008, as compared to $3,164,361 in the same period for the prior year. This slight increase of only 3% in total direct costs is indicative of the successful efforts of management to reduce and control operating expenses, when compared to the overall increase in fuel prices over the past 12 months.

General and Administrative expenses decreased to $353,901 during the quarter ended January 31, 2008, from $498,149 during the quarter ended January 31, 2007. While almost 45% of this decrease can be attributed to the cessation of a consulting contract amortization, the remaining $80,000 reduction in expenses can be attributed to managements continuing quest to control costs. During the quarter there was a one time gain on disposition of assets of $654,851 which represents the insurance claim settlement on a single aircraft (N410UB) combined with the sale of a vehicle.

During the quarter ended January 31, 2008, there has been an increase of $22,083 in other expense from

$136,466 in 2007 to $158,549 in 2008.  This increase is directly attributable to the $24,351 increase in interest expense combined with an increase in interest revenue of $2,268 over the same period last year.

Off-balance sheet arrangements

We have no off balance sheet arrangements during the quarter ended January 31, 2008.

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

Item 3(a)T. Controls and Procedures.

Management’s report on internal control over financial reporting

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our CEO and CFO, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our CEO and CFO have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected our internal controls over financial reporting.

Changes in internal control over financial reporting

We had no changes in our internal control over financial reporting during the quarter ended January 31, 2008.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Alpine Air was named in a lawsuit by a former employee for claims of approximately $50,000 related to wrongful termination.  We made an offer to settle which was turned down.  The plaintiff is not actively pursuing

Prosecution. The Company has petitioned to have the case dismissed for lack of prosecution.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarter ended January 31, 2008 we did not issue any unregistered securities.

Use of Proceeds of Registered Securities

We had no proceeds from the sale of registered securities during the quarter ended January 31, 2008.

Purchases of Equity Securities by Us and Affiliated Purchasers

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
Month #1 November 1, 2007 through November 30, 2007	None	None	None	None
Month #2 December 1, 2007 through December 31, 2007	None	None	None	None
Month #3 January 1, 2008 through January 31, 2008	None	None	None	None
Total	None	None	None	None

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

(a)

None; not applicable.

(b)

Nominating Committee

During the quarterly period ended January 31, 2008, there were no changes in the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

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

ALPINE AIR EXPRESS, INC.

Date:	03/05/08	By:	/s/Eugene R. Mallette
Eugene R. Mallette
Chief Executive Officer and Director

Date:	03/05/08	By:	/s/Don T. Squire Jr.
Don T. Squire Jr.
Chief Financial Officer

Date:	03/05/08	By:	/s/Max A. Hansen
Max A. Hansen
Secretary/Treasurer and Director

Date:	03/05/08	By:	/s/Joseph O. Etchart
Joseph O. Etchart
Chairman

Date:	03/05/08	By:	/s/Kenneth D. Holliday
Kenneth D. Holliday
Director

Date:	03/05/08	By:	/s/Michael Brown
Michael Brown
Director

Date:	03/05/08	By:	/s/Ronald L. Pattison
Ronald L. Pattison
Director