Form 10QSB
period 2008-04-30
ALPINE AIR EXPRESS INC/DE
filed 2008-06-13
CIK 1092807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: April 30, 2008 - 36,271,461 shares of common stock.

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

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2008

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS

April 30, 2008
CURRENT ASSETS:
Cash and cash equivalents	$1,777,959
Trade accounts receivable, net	1,902,720
Inventories	1,440,982
Prepaid expenses	610,031
Deposits	13,811
Deferred tax asset, current	117,173
Total Current Assets	5,862,676

PROPERTY AND EQUIPMENT, net	16,628,934

OTHER ASSETS	245,005

DEFERRED TAX ASSETS, long-term	352,938

$23,089,553

[Continued]

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

[Continued]

LIABILITIES AND STOCKHOLDERS’ EQUITY

April 30, 2008
CURRENT LIABILITIES:
Trade accounts payable	$806,765
Accrued liabilities	611,179
Deferred Revenue	10,987
Dividends Payable	31,323
Current portion of notes payable	1,323,187
Total Current Liabilities	2,783,441
DEFERRED GAIN ON SALE OF ASSETS	183,361

NOTES PAYABLE, net of current portion	5,256,249

Total Liabilities	8,223,051

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, $9.104 stated value, 1,000,000 shares authorized, 920,000 shares issued and outstanding, net of discount	7,926,781
Common stock, $.001 par value, 100,000,000 shares authorized, 36,271,461 shares issued and outstanding	36,271
Additional paid-in capital	2,350,103
Retained earnings	4,553,347
Total Stockholders' Equity	14,866,502
$23,089,553

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2008	2007	2008	2007
OPERATING REVENUE:
Operations	$4,789,878	$4,392,421	$9,341,793	$9,186,233
Public services	13,149	52,567	23,641	71,866
Total Operating Revenues	4,803,027	4,444,988	9,365,434	9,258,099
DIRECT COSTS:
Operations	3,942,129	3,008,977	7,195,739	6,155,904
Public services	6,742	28,985	16,487	46,420
Total Direct Costs	3,948,871	3,037,962	7,212,226	6,202,324
Gross Profit	854,156	1,407,027	2,153,208	3,055,775
OPERATING EXPENSES:
General and administrative (Gain) loss on disposal of assets	298,876 642	397,001 -	652,777 (654,209)	895,149 (386,773)
Total Operating Expenses	299,518	397,001	(1,432)	508,376
Operating income (loss)	554,638	1,010,026	2,154,640	2,547,399
OTHER INCOME (EXPENSE):
Interest income	15,866	11,343	28,450	21,659
Interest expense	(155,872)	(141,727)	(327,005)	(288,509)
Total Other Income (Expense)	(140,005)	(130,384)	(298,555)	(266,850)
INCOME (LOSS) BEFORE TAXES AND PREFERRED STOCK DIVIDEND	414,633	879,642	1,856,085	2,280,550
Current income tax expense (benefit)	-	-	-	-
Deferred income tax expense (benefit)	152,842	323,277	496,750	856,098
INCOME (LOSS) BEFORE PREFERRED STOCK DIVIDEND	$261,791	$556,365	$1,359,335	$1,424,452

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

[Continued]

	For the Three Months Ended April 30,			For the Six Months Ended April 30,
	2008	2007		2008	2007
Preferred Stock dividend declared and
Amortization of preferred stock discount analogous to a preferred stock dividend of a Subsidiary	-		(327,500)	-		(655,000)
NET INCOME (LOSS)	$261,791		$228,865	$1,359,335		$769,452
Preferred Stock dividend declared and Amortization of preferred stock discount analogous to a preferred stock dividend	(314,254)		-	(637,587)		-
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(52,463)		$228,865	$721,748		$769,452
NET INCOME (LOSS) PER COMMON SHARE
Basic	$.00		$.01	$.02		$.02
Diluted	$.00	$	N/A	$.01	$	N/A

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended April 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$1,359,335	$769,452

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized gain on sale of fixed assets	(654,209)	(386,773)
Deferred tax expense (benefit)	496,750	856,098
Depreciation and amortization	1,042,813	930,051
Non-Cash Items	-	127,838
Preferred Stock Dividends and related amortization	-	556,373

Changes in operating assets and liabilities:
Trade accounts receivable	105,988	107,549
Inventories	(56,642)	119,929
Income taxes receivable	(17,000)	-
Deposit	(3,681)	(1,054)
Prepaid expenses	(5,597)	(16,859)
Trade accounts payable	(93,817)	(1,130,909)
Accrued expenses	26,671	(67,076)
Deferred gain amortization	(87,364)	(87,364)
Deferred Revenue	(6,005)	1,670
Total adjustments	747,907	1,009,473
Net cash provided by (used in) operating activities	2,107,242	1,778,925

Cash flows from investing activities:
Proceeds from sale of property and equipment	1,082,800	556,900
Purchase of property and equipment	(798,063)	(1,322,825)
Other assets	9,995	-
Proceeds from return of deposits	-	(5,490)
Net cash provided by (used in) investing activities	294,732	(771,415)

Cash flows from financing activities:
Payment on notes payable	(658,752)	(559,698)
Payment on notes payable - related party	-	(402,024)
Increase in bank overdraft	-	292,000
Payment of Dividends Payable Payment for redemption of preferred stock	(345,772) (728,320)	- -
Net cash provided by (used in) financing activities	(1,732,844)	(669,722)

Net change in cash and cash equivalents	669,130	337,788

Beginning cash and cash equivalents	1,108,829	506,036

Ending cash and cash equivalents	$1,777,959	$843,824

 [Continued]

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[Continued]

	For the Six Months Ended April 30,
	2008	2007
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$329,446	$288,509
Income taxes	$-	$-

Non-cash investing and financing activities:

For the six months ended April 30, 2008:

The Company had preferred dividend expense of $637,588 which is comprised of $278,468 in preferred dividends and $359,120 of amortized discount on preferred stock analogous to a preferred stock dividend.

For the six months ended April 30, 2007:

The Company had preferred dividend expense of a subsidiary of $655,000 which is comprised of $295,880 in dividends payable and $359,120 of amortized discount on preferred stock analogous to a preferred stock dividend.

The Company received services for the reduction of Stock Subscription Receivable valued at $130,416.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Alpine Air Express, Inc. and subsidiary (the “Company”) is presented to assist in understanding the Company’s financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America (USGAAP) and have been consistently applied in the preparation of the condensed consolidated financial statements.

Organization and business description - Alpine Aviation, Inc. (Alpine) was incorporated in the state of Utah on October 7, 1975.  On June 12, 2000, Alpine entered into a transaction that was accounted for as a reverse merger with Riverside Ventures, Inc., a Delaware corporation incorporated on April 20, 1994. At the time of the transaction, Riverside Ventures, Inc. was inactive. All of the outstanding common stock of Alpine was exchanged for 29,685,000 shares of common stock of Riverside Ventures, Inc.  The transaction, accounted for as a reverse acquisition, resulted in a recapitalization of Alpine, inasmuch as it was deemed to be the acquiring entity for accounting purposes. Riverside Ventures, Inc. changed its name to Alpine Air Express, Inc.  The Company is an air cargo operator, transporting mail, packages and other time-sensitive cargo between cities in the western portion of the United States.

Principles of consolidation – The condensed consolidated financial statements include the accounts and operations of Alpine Air Express, Inc., and its wholly-owned subsidiary Alpine Aviation, Inc. as of April 30, 2008, and 2007 (together referred to as the Company). All material inter-company transactions and accounts have been eliminated in the consolidation.

Condensed Financial Statements – The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 2008 and 2007 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2007 audited financial statements. The results of operations for the periods ended April 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

Cash and cash equivalents - The Company considers demand deposits at banks and money market funds at other financial institutions with an original maturity of three months or less to be cash equivalents.  At April 30, 2008, the Company had cash balances in excess of federally insured limits in the amount of $1,848,340.

.

Other assets - At April 30, 2008, the Company had two restricted cash time deposits totaling $175,000 held as collateral for debt of a third party and is included in other assets. (See Note 5)

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

Trade accounts receivable - The Company grants credit to its customers, substantially all of whom are businesses located in the United States. The Company does not require collateral on any of its trade accounts receivable.

Inventories - Inventories consist of aircraft parts and fuel stated at the lower of cost or market, determined using the first-in, first-out method (FIFO).

Property and equipment - Provision for depreciation for financial reporting purposes of property and equipment is computed on the straight-line method over their estimated useful lives ranging from three to 40 years (See Note 5).

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

Income (Loss) per common share - The Company follows the provisions of Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (SFAS No. 128).  SFAS No. 128 requires the presentation of basic and diluted earning per share.  Basic earnings per share are calculated by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are similarly calculated, except that the weighted-average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential.  Potential common shares having an anti-dilutive effect on periods presented are not included in the computation of diluted earning per share.

Revenue and cost recognition - The Company utilizes the accrual method of accounting whereby revenue is recognized when earned. Air freight revenue is recognized upon delivery of cargo to its destination.

Public services revenue consists of charter income, pilot training fees, and customer maintenance services.  Charter income and customer maintenance services income is recognized when the service is performed.  Pilot training revenue is recognized over the course of the program, based on the pro rata share of the course completed to date.  The tuition revenue received, but not yet earned, is deferred and recorded as “deferred revenue” on the balance sheet.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”, SFAS No. 156 "Accounting for the Servicing of Financial Assets", SFAS No. 157, "Fair Value Measurements", SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans- an amendment of FASB Statements No. 87, 88, 106, and 132(R)", and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, and SFAS No. 160,”Noncontrolling Interest in Consolidated Financial Statements “ (as amended), were recently issued.  SFAS No. 155, 156, 157, 158, 159, and 160 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 2 - TRADE ACCOUNTS RECEIVABLE

  Trade accounts receivable consist of the following at:

April 30, 2008
Trade accounts receivable	$1,922,110
Less allowance for doubtful accounts	(19,390)
$1,902,720

Bad debt (recovery) expense for the six months ended April 30, 2008, and 2007, was $0 and $0, respectively.

Bad debt (recovery) expense for the three months ended April 30, 2008, and 2007, was $0 and $0, respectively.

NOTE 3 - PREPAID EXPENSES

  Prepaid expenses consist of the following at:

April 30,

2008	Prepaid expenses and credits
$380,981	Prepaid other taxes
229,050
$610,031

 ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVENTORIES

  The composition of inventories is as follows at:

April 30, 2008
Engine Work in Process	$365,897
Aircraft Parts	1,071,023
Fuel Allowance	51,551 (47,489)
$1,440,982

NOTE 5 – PROPERTY PLANT & EQUIPMENT

Property and equipment consists of the following at:

	Estimated life in years	April 30, 2008
Building and improvements	10 - 40	$1,286,989
Aircraft	[15]	15,516,641
Engines	7 - 10	7,527,127
Equipment	3 - 10	214,515
Furniture and fixtures	3 - 10	347,509
Vehicles	5 - 7	119,994
		25,012,775
Less: Accumulated depreciation and amortization		(8,383,841)
		$16,628,934

Depreciation expense amounted to $1,042,813 and $930,051 for the six months ended April 30, 2008, and 2007, respectively.

All of the Company’s aircraft are held as collateral on various notes payable and related party notes payable at April 30, 2008, and 2007.

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

Aircraft Dispositions - In January 2008 and May 2008 there were two separate incidents involving the Company’s aircraft. In both cases, the aircraft were damaged beyond repair or unrecoverable. However, both of the aircraft were fully insured and the Company does not expect either incident to have any effect on operations or its financial position.

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

Future minimum lease payments for the years ending April 30, are as follows:

2009	$24,625
2010	24,625
2011	24,625
2012	24,625
2013	15,991
Thereafter	132,410
$246,901

Total Rental expense for the period ending April 30, 2008 and 2007 was $69,350 and $90,117 respectively.

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

Future minimum lease payments are as follows for the periods ending April 30:

2009	$253,000
2010	11,000
$264,000

Total Lease expense for the six month period ending April 30, 2008 and 2007 was $228,959 and $244,069, respectively.

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

NOTE 8 – LINES OF CREDIT

The Company has a single line of credit with a Lender. The balance, if any, would be reported as a separate line item in current liabilities on these financial statements. It is a $100,000 10-year revolving line initiated on August 26, 2006 and maturing August 25, 2016. Interest rate is at Lender's Prime plus 1% with a $0 balance on April 30, 2008. It is secured by the same four aircraft as Note payable in Note 9 below.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – LONG-TERM DEBT

Notes payable arose from the purchase of aircraft during July 2003 [See Note 7], were subsequently refinanced and consisted of the following at:

                                                                                                                                                                April 30,

                                                                                                                                                                 2008

                                                                                                                                                           __________

Note payable issued August 28, 2006 for $1,936,193 due August 28,

2009. Interest rate of 9.5% at April 30, 2008.  Secured by four Aircraft.

Reg #N-17ZV, N-194GA, N-955AA, and N-99GH.

Personally guaranteed by an officer/shareholder.                                                                                 $  1,393,012

Lease Obligation issued July 31, 2007 for $6,000,000 due September 30, 2012.

Implied interest rate of 9.33%. Secured by seven Aircraft Reg#N95WA,

N24BH, N950AA, N99CA, N197GA, N127BA, and N192GA.                                                             5,186,424

                                                                                                                                                                _________

                                                                                                                                                               $ 6,579,436

                                                                                                                          Less current portion       (1,323,187)

                                                                                                                                                              __________

                                                                                                                          Long-term portion        $ 5,256,249

                                                                                                                                                               __________

The estimated aggregate maturities required on long-term debt for each of the individual years at April 30, 2008 are as follows:

2009	$1,323,187
2010	2,157,288
2011	1,246,323
2012	1,367,695
2013	484,943
$6,579,436

NOTE 10  PREFERRED STOCK - SUBSIDIARY

The Company's subsidiary Alpine Aviation, Inc. is authorized to issue 1,000,000 shares of preferred stock with a stated value of $9.104. At April 30, 2008, 920,000 shares are issued and outstanding.  The preferred stock provides for monthly dividends at an annual rate of 6.5%, and is not convertible. The Company can redeem the subsidiary’s preferred stock any time and the Holder can call for redemption of the subsidiary's preferred stock any time after December 31, 2008.  Effective May 1, 2007 the Company became the Holder of 100% of the Preferred Stock of its subsidiary, Alpine Aviation, Inc. when it exchanged its own Preferred

Stock in return for the Alpine Aviation, Inc. outstanding Preferred Stock. Due to the intercompany relationship, the Alpine Aviation, Inc. Preferred Stock is now eliminated in the consolidation process.

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock - The Company is authorized to issue 100,000,000 shares of $.001 par value common stock. As of April 30, 2008, 36,271,461 shares are issued and outstanding.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCKHOLDERS EQUITY (continued)

Preferred Stock - The Company is authorized to issue 1,000,000 shares of $.001 par value preferred stock. In April 2007 the Board of Directors authorized the issuance of 1,000,000 shares of Preferred Stock with a stated value of $9.104 per share. At April 30, 2008, 920,000 shares are issued and outstanding. The preferred stock provides for monthly dividends at an annual rate of 6.5%, and is convertible at any time by the holder based on the current market price of the Company’s stock. The Company can redeem the preferred stock any time and the Holder can call for redemption of the preferred stock any time after December 31, 2011.

In November 2007 and February 2008 the Company redeemed a total of 80,000 shares of the outstanding preferred stock at the value of $9.104 per share.

Stock Option Plan - In August 2001, the stockholders approved the adoption of an equity incentive plan. The plan allows the Company to issue incentive stock options (ISO's), non-statutory stock options and restricted shares to employees, directors, and consultants of the Company. Annually, commencing January 2002, the aggregate number of shares of the Company's common stock available for award under the plan shall increase by the lesser of 250,000 or seven percent of the outstanding stock less the number of shares previously authorized for the plan, respectively. As of October 31, 2007 and April 30, 2008 a total of 1,278,540 shares and 1,528,540 shares, respectively, of the Company's common stock have been reserved for issuance under the plan. After August 18, 2011, the plan terminates and no further options may be granted. The exercise price of options granted under the terms of the plan must not be less than 100% of the fair market value of the shares as of the date of grant. Additionally, no individual may be granted more than 100,000 options in any given year. All options issued under the plan are exercisable for ten years and vest after two years. The Company has not received and does not intend to request a determination from the Internal Revenue Service that the options issued under the plan will qualify under the Code for treatment as qualified incentive stock options.

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

A summary of the status of the options outstanding under the Company’s stock option plans at April 30, 2008, is presented below:

	April 30, 2008		October 31, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,211,106	$1.40	881,620	$1.75
Granted	-	-	425,278	0.40
Exercised	-	-	-	-
Forfeited	-	-	95,792	048
Expired	-	-	-	-

Outstanding at end of period	1,211,106	$1.40	1,211,106	$1.40
Weighted average fair value of options granted during the year	-	-	425,278	$0.40

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCKHOLDERS EQUITY (CONTINUED)

A summary of the status of the options outstanding under the Company's stock option plans and employment agreements at April 30, 2008 is presented below:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price		Number Exercisable	Weighted Average Exercise Price
$2.50 - $2.75	556,620	3.4 years		$2.53	556,620		$2.53
$0.50 $0.40	245,000 409,486	8.3 years 9.2 years	$ $	0.50 0.40	-0- 30,000	$ $	0.50 0.40
	1,211,106	6.4 years	$ 1.40		586,620	$ 1.40

NOTE 12 - INCOME (LOSS) PER COMMON SHARE

The following data show the amounts used in computing net income (loss) per common share, for the three and six months ended April 30:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2008	2007	2008	2007
Net income (loss) available to common shareholders	$(52,463)	$228,865	$721,748	$769,452
Weighted average number of common shares used in basic EPS	36,271,461	36,271,461	36,271,461	36,271,461
Dilutive effect of preferred stock Dilutive effect of stock options	18,612,622 586,620	- -	18,612,622 586,620	- -
Weighted average number of common shares and dilutive potential common stock used in diluted EPS	55,470,703	36,271,461	55,470,703	36,271,461

For the six months ended April 30, 2008 and 2007, 624,486 and 869,494 outstanding options, respectively, were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.  During December 2003 the Company issued 1,000,000 series A, 6.5% preferred shares of the Company’s subsidiary Alpine Aviation, Inc. with a stated value of $9.104 per share, for the purchase of aircraft.  These preferred shares have no voting rights and are not convertible into common stock and thus are not included in the calculations of earnings per share. During April 2007 the Company issued 1,000,000 series A, 6.5% preferred shares with a stated value of $9.104 per share, in exchange for the previously issued preferred shares. These preferred shares have no voting rights and are convertible into common stock at the current market value. At April 30, 2008 there were 920,000 shares issued and outstanding. These shares do have a dilutive effect and are included in the computation of dilutive EPS.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – CONCENTRATIONS

U.S. Postal Service Contracts - The Company receives the majority of its revenues from contracts with the U.S. Postal Service (USPS).  For the six months ended April 30, 2008, and 2007, the revenues from contracts with the USPS represented 77% and 78% of total revenues, respectively.  At April 30, 2008, and October 31, 2007, accounts receivable from the USPS totaled $1,157,448 and $1,274,695, or 62% and 59%, respectively. The contracts currently in effect for USPS routes will expire between July and November 2009 for mainland US operations and in June 2008 for Hawaii with certain renewal provisions for an additional 2 years. The loss of this customer would have a material negative effect on the operations of the Company.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

General.

Alpine Aviation Inc. provides air cargo transportation services in the United States with flight activity in Colorado, Hawaii, Montana, Nebraska, North Dakota, South Dakota, and Wyoming. In addition to air cargo transportation, the Company flies charters for other cargo carriers, provides maintenance service on aircraft owned or operated by third parties, and operates a First Officer Training Program.

During the three months ended April 30, 2008, cargo volumes increased slightly from the same period last year. Actual weights carried by the Company this quarter in 2008 were 2,789 tons as compared to 2,605 tons in the same quarter last year. This 7% increase in weight flown was a significant factor in the 8% increase in revenues over the same period last year. This increase in revenues is the direct result of our implementation of a new contract with UPS in Montana combined with additional freight being flown in our Hawaii operations.

The Company continues to experience significant rising costs in fuel and insurance. These costs along with the need to continue maintenance and repair of our aircraft place a strong demand on our cash resources. Management has been exceptionally proactive in containing and reducing operating and administrative costs in order to better maximize the use of cash resources in the face of escalating fuel costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

April 30, 2008 and October 31, 2007

The Company has a working capital position on April 30, 2008, of $3,079,235, as compared to $2,350,821on October 31, 2007.  The increase in working capital of $728,414 is attributed primarily to the receipt of an insurance settlement for a damaged aircraft which was received in January 2008. The Company is seeking a replacement aircraft and expects the working capital to reduce as that replacement aircraft is purchased.

During the quarterly period ended April 30, 2008, we experienced a net profit before taxes and preferred stock dividends of $414,633. This represents a 50% reduction in net profit when compared to the same period last year. The overriding factor in this reduction in profit is directly related to the Company’s cost of fuel used in operations. We continue to take steps to manage and monitor operating expenses for all Company operations in order to continue improving profits. The Company continues to diversify its client base and better utilize its assets and operations.

Results of Operation.

Three months ended April 30, 2008 and 2007.

During the quarter ended April 30, 2008, we had a net profit before taxes and preferred stock dividends of $414,633, with a net profit available to shareholders of $(52,463) or $0.00 per share. This compares to a net profit before taxes and preferred stock dividends of $879,642, with a net profit available to shareholders of $228,865 or $0.01 per share for the quarter ended April 30, 2007.

Revenue for the quarter ended April 30, 2008, was $4,803,027. This represents an increase in total revenue of approximately 8% from revenues of $4,444,989, during the same period in 2007. This increase in revenue is primarily due to the implementation of a new contract with UPS in Montana and to increasing freight loads in our Hawaii operations.

Total direct costs were $3,948,871 in the quarterly period ended April 30, 2008, as compared to $3,037,962 in the same period for the prior year.   This increase in costs is directly attributable to increases in the Company’s cost of fuel, insurance, labor costs, and increased depreciation. As a single line item, fuel costs have increased over 50% from the same period last year. While fuel costs continue to increase, the Company continues to focus on cost containment in this area and has taken steps to reduce their costs of fuel in the future.

Operating expenses decreased from $397,001 during the quarter ended April 30, 2007, to $298,876 during the quarter ended April 30, 2008.

During the quarter ended April 30, 2008 interest income increased by $4,523 from the same quarter last year due to the Company’s increase in cash available to earn interest. Interest expense was $155,872 for the current quarter, reflecting an increase of $14,145 from the $141,727 of interest expense in the same period last year. This increase is primarily due to the previous restructuring of long-term debt.

Off-balance sheet arrangements

We have no off balance sheet arrangements during the quarter ended April 30, 2008.

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

Changes in internal control over financial reporting

We had no changes in our internal control over financial reporting during the quarter ended April 30, 2008.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarter ended April 30, 2008, we did not issue any unregistered securities.

Use of Proceeds of Registered Securities

We had no proceeds from the sale of registered securities during the quarter ended April 30, 2008.

Purchases of Equity Securities by Us and Affiliated Purchasers

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or

Programs	Month #1 February 1, 2008 through February 29, 2008	None	None	None
None	Month #2 March 1, 2008 through March 31, 2008	None	None	None
None	Month #3 April 1, 2008 through April 30, 2008	None	None	None
None	Total	None	None	None
None

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

(a)

None; not applicable.

(b)

Nominating Committee

During the quarterly period ended April 30, 2008, there were no changes in the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 6. Exhibits

(a) Exhibits and index of exhibits.

         31.1              302 Certification of Eugene R. Mallette

         31.2              302 Certification of Don T. Squire, Jr.

         32                 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPINE AIR EXPRESS, INC.

Date:	6/13/08	By:	/s/Eugene R. Mallette
Eugene R. Mallette
Chief Executive Officer and Director

Date:	6/13/08	By:	/s/Don T. Squire, Jr.
Don T. Squire, Jr.
Chief Financial Officer

Date:	6/13/08	By:	/s/Max A. Hansen
Max A. Hansen
Secretary/Treasurer and Director

Date:	6/13/08	By:	/s/Joseph O. Etchart
Joseph O. Etchart
Chairman

Date:	6/13/08	By:	/s/Kenneth D. Holliday
Kenneth D. Holliday
Director

Date:	6/13/08	By:	/s/Michael Brown
Michael Brown
Director

Date:	6/13/08	By:	/s/Ronald L. Pattison
Ronald L. Pattison
Director