Form 10QSB
period 2008-07-31
ALPINE AIR EXPRESS INC/DE
filed 2008-09-15
CIK 1092807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: July 31, 2008 - 36,200,801 shares of common stock.

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

July 31, 2008

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS

July 31, 2008
CURRENT ASSETS:
Cash and cash equivalents	$263,302
Trade accounts receivable, net	1,936,013
Inventories	1,703,595
Prepaid expenses Income Taxes Receivable	1,137,943 48,433
Deposits	62,811
Deferred tax asset, current	144,771
Total Current Assets	5,296,868

PROPERTY AND EQUIPMENT, net	16,299,578

OTHER ASSETS	175,000

DEFERRED TAX ASSETS, long-term	369,741

$22,141,187

[Continued]

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

[Continued]

LIABILITIES AND STOCKHOLDERS' EQUITY

July 31, 2008
CURRENT LIABILITIES:
Trade accounts payable	$532,937
Accrued liabilities	879,961
Deferred Revenue	12,323
Dividends Payable Deferred Gain on Sale of Assets	24,254 139,679
Current portion of notes payable	1,439,595
Total Current Liabilities	3,028,749

NOTES PAYABLE, net of current portion	4,883,569
Total Liabilities	7,912,318
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, $9.104 stated value, 1,000,000 shares authorized, 880,000 shares issued and outstanding, net of discount	7,742,180
Common stock, $.001 par value, 100,000,000 shares authorized, 36,271,461 shares issued and 36,200,801 shares outstanding	36,271
Additional paid-in capital Treasury Stock	2,350,103 (31,797)
Retained earnings	4,132,112
Total Stockholders' Equity	14,228,869
$22,141,187

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2008	2007	2008	2007
OPERATING REVENUE:
Operations	$4,995,883	$4,368,925	$14,337,676	$13,555,158
Public services	106,298	72,293	129,939	144,159
Total Operating Revenues	5,102,181	4,441,218	14,467,615	13,699,317
DIRECT COSTS:
Operations	4,454,097	3,003,344	11,649,836	9,159,247
Public services	90,401	52,479	106,888	98,899
Total Direct Costs	4,544,498	3,055,823	11,756,724	9,258,146
Gross Profit	557,683	1,385,395	2,710,891	4,441,171
OPERATING EXPENSES:
General and administrative (Gain) loss on disposal of assets	420,367 150,149	471,392 -	1,073,144 (504,060)	1,366,542 (386,773)
Total Operating Expenses	570,516	471,392	569,084	979,769
Operating income (loss)	(12,833)	914,003	2,141,807	3,461,402
OTHER INCOME (EXPENSE):
Interest income	10,627	9,599	39,077	31,258
Interest expense	(150,666)	(155,663)	(477,671)	(444,172)
Total Other Income (Expense)	(140,039)	(146,064)	(438,594)	(412,914)

INCOME (LOSS) BEFORE TAXES AND PREFERRED STOCK DIVIDEND	(152,872)	767,939	1,703,213	3,048,488
Current income tax expense (benefit)	-	868	-	868
Deferred income tax expense (benefit)	(44,401)	353,437	452,349	1,209,535
INCOME (LOSS) BEFORE PREFERRED STOCK DIVIDEND	$(108,471)	$413,633	$1,250,864	$1,838,085

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

[Continued]

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2008	2007	2008	2007
Preferred Stock dividend declared and
Amortization of preferred stock discount analogous to a preferred stock dividend of a Subsidiary	-	-	-	(655,000)
NET INCOME (LOSS)	$(108,471)	$413,633	$1,250,864	$1,183,085
Preferred Stock dividend declared and Amortization of preferred stock discount analogous to a preferred stock dividend	(312,762)	(327,500)	(950,349)	(327,500)
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(421,235)	$86,133	$300,515	$855,585
NET INCOME (LOSS) PER COMMON SHARE
Basic	$(.01)	$0.00	$.01	$0.02
Diluted	$(.01)	$0.00	$.00	$0.02

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended July 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$1,250,862	$1,183,085

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized gain on sale of fixed assets	(504,060)	(386,773)
Deferred tax expense (benefit)	452,350	1,209,535
Depreciation and amortization	1,602,371	1,403,757
Change in allowance for bad debt	-	6,912
Non-Cash Items	-	256,203
Preferred Stock Dividends and related amortization	-	655,000

Changes in operating assets and liabilities:
Trade accounts receivable	72,695	127,274
Trade accounts receivable - related party	-	-
Inventories	(319,255)	(169,599)
Income taxes receivable	(18,333)	(149,604)
Deposit	(52,681)	-
Prepaid expenses	(580,609)	33,209
Trade accounts payable	(367,646)	(1,192,250)
Accrued expenses	295,453	66,207
Deferred gain amortization	(131,046)	(131,046)
Deferred Revenue	(4,669)	172,512
Total adjustments	444,570	1,901,337
Net cash provided by (used in) operating activities	1,695,432	3,084,422

Cash flows from investing activities:
Proceeds from sale of property and equipment	1,882,800	556,900
Purchase of property and equipment	(1,978,414)	(1,861,246)
Other assets	80,000	-
Proceeds from return of deposits	-	(6,360)
Net cash provided by (used in) investing activities	(15,614)	(1,310,706)

Cash flows from financing activities:
Payment on notes payable	(915,024)	(4,802,667)
Payment on notes payable - related party	-	(2,699,125)
Line of Credit Increase	-	(98,000)
Proceeds from Notes payable Payment for redemption of Preferred Stock Payment for purchase of Treasury Stock Payment of Dividends Payable	- (1,092,480) (31,797) (486,043)	6,000,000 - - -
Net cash provided by (used in) financing activities	(2,525,344)	(1,599,792)

Net change in cash and cash equivalents	(845,526)	173,924

Beginning cash and cash equivalents	1,108,829	506,036

Ending cash and cash equivalents	$263,302	$679,960

[Continued]

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[Continued]

	For the Nine Months Ended July 31,
	2008	2007
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$440,394	$446,117
Income taxes	$-	$-

Non-cash investing and financing activities:

For the nine months ended July 31, 2008:

The Company had preferred dividend expense of $950,349 which is comprised of $411,670 in preferred dividends and $538,679 of amortized discount on preferred stock analogous to a preferred stock dividend

For the nine months ended July 31, 2007:

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

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Alpine Air Express, Inc. and subsidiary (the "Company") is presented to assist in understanding the Company's financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America (USGAAP) and have been consistently applied in the preparation of the condensed consolidated financial statements.

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

Principles of consolidation – The condensed consolidated financial statements include the accounts and operations of Alpine Air Express, Inc., and its wholly-owned subsidiary Alpine Aviation, Inc. as of July 31, 2008 and 2007 (together referred to as the Company). All material inter-company transactions and accounts have been eliminated in the consolidation.

Condensed Financial Statements – The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 2008 and 2007 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2007 audited financial statements. The results of operations for the periods ended July 31, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

Cash and cash equivalents - The Company considers demand deposits at banks and money market funds at other financial institutions with an original maturity of three months or less to be cash equivalents.  At July 31, 2008, the Company had cash balances in excess of federally insured limits in the amount of $263,188.

.

Other assets - At July 31, 2008, the Company had two restricted cash time deposits totaling $175,000 held as collateral for debt of a third party and is included in other assets. (See Note 5)

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

Trade accounts receivable - The Company grants credit to its customers, substantially all of whom are businesses located in the United States. The Company does not require collateral on any of its trade accounts receivable.

Inventories - Inventories consist of aircraft parts and fuel stated at the lower of cost or market, determined using the first-in, first-out method (FIFO).

Property and equipment - Provision for depreciation for financial reporting purposes of property and equipment is computed on the straight-line method over their estimated useful lives ranging from 3 to 40 years. (See Note 5)

Maintenance, repairs, and renewals, which neither materially add to the value of the property and equipment nor appreciably prolong the useful lives are charged to expense as incurred.  Gains and losses on dispositions are included in operations.

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

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (as amended), SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”, SFAS No. 162, “The Hierarchy of GAAP Sources for Non-governmental entities”, and SFAS No. 163, “ Accounting for Financial Guarantee Insurance Contracts” were recently issued.  SFAS No. 157, 159, 160, 161, 162 and 163 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 2 - TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consist of the following at:

July 31, 2008
Trade accounts receivable	$1,955,403
Less allowance for doubtful accounts	(19,390)
$1,936,013

Bad debt (recovery) expense for the nine months ended July 31, 2008 and 2007 was $0 and $(6,912), respectively.

NOTE 3 - PREPAID EXPENSES

  Prepaid expenses consist of the following at:

July 31, 2008
Prepaid expenses and credits	$909,739
Prepaid other taxes	228,204
$1,137,943

 ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVENTORIES

The composition of inventories is as follows at:

July 31, 2008
Engine Work in Process	$330,222
Aircraft Parts	1,394,375
Fuel Allowance	26,487 (47,489)
$1,703,595

NOTE 5 – PROPERTY, PLANT & EQUIPMENT

Property and equipment consists of the following at:

	Estimated life in years	July 31, 2008
Building and improvements	10 - 40	$1,286,989
Aircraft	[15]	15,002,596
Engines	7 - 10	7,679,072
Equipment	3 - 10	214,515
Furniture and fixtures	3 - 10	354,041
Vehicles	5 - 7	119,994
		24,657,207
Less: Accumulated depreciation and amortization		(8,357,629)
		$16,299,578

Depreciation expense amounted to $1,602,371 and $1,403,757 for the nine months ended July 31, 2008 and 2007, respectively.

All of the Company's aircraft are held as collateral on various notes payable and related party notes payable at July 31, 2008 and 2007.

Sales/Leasebacks - In April 2004, the Company entered into a sale/leaseback agreement with a third party, wherein, the Company sold an aircraft for $650,000 and entered into an operating lease (See Note 6).  The Company has recorded a deferred gain of $355,716 which will be amortized over the life of the lease as an offset to lease expense.

In June 2004, the Company entered into a sale/leaseback agreement with a third party, wherein, the Company sold an aircraft for $650,000 and entered into an operating lease (See Note 6).  The Company has recorded a deferred gain of $517,929 which will be amortized over the life of the lease as an offset to lease expense.  In addition, $80,000 of the proceeds from this sale is invested in a time deposit as collateral on the lease.  These funds are recorded as a restricted time deposit on the Company's records.

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

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – PROPERTY PLANT & EQUIPMENT (Continued)

Aircraft Dispositions - In January 2008 and May 2008 there were two separate incidents involving the Company’s aircraft. In both cases, the aircraft were damaged beyond repair or unrecoverable. However, both of the aircraft were insured and the Company does not expect either incident to have any material effect on operations or its financial position.

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

Future minimum lease payments for the years ending July 31, are as follows:

2009	$24,625
2010	24,625
2011	24,625
2012	24,625
2013	11,673
Thereafter	129,959
$240,132

Total Rental expense for the period ending July 31, 2008 and 2007 was $134,400 and $135,309 respectively.

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

Future minimum lease payments are as follows for the period ending July 31:

2009	187,000
$187,000

Total Lease expense for the nine month period ending July 31, 2008 and 2007 was $305,081 and $282,591, respectively.

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

NOTE 8 – LINES OF CREDIT

The Company has a single line of credit with a Lender. The balance, if any, would be reported as a separate line item in current liabilities on these financial statements. It is a $100,000 10-year revolving line initiated on August 26, 2006 and maturing August 25, 2016. Interest rate is at Lender's Prime plus 1% with a $0 balance on July 31, 2008. It is secured by the same four aircraft as Note payable in Note 9 below.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – LONG-TERM DEBT

Notes payable arose from the purchase of aircraft during July 2003 [See Note 7], were subsequently refinanced and consisted of the following at:

                                                                                                                                                                    July 31,

                                                                                                                                                                      2008

                                                                                                                                                                   __________

Note payable issued August 28, 2006 for $1,936,193 due August 28,

2009. Interest rate of 9.5% at July 31, 2008.  Secured by four Aircraft.

Reg #N-17ZV, N-194GA, N-955AA, and N-99GH.

Personally guaranteed by an officer/shareholder.                                                                           $  1,303,711

Lease Obligation issued July 31, 2007 for $6,000,000 due September 30, 2012.

Implied interest rate of 9.33%. Secured by seven Aircraft Reg#N95WA,

N24BH, N950AA, N99CA, N197GA, N127BA, and N192GA.                                                            5,019,453

                                                                                                                                                                _________

                                                                                                                                                                  $ 6,323,164

                                                                                                                          Less current portion      (1,439,595)

                                                                                                                                                              __________

                                                                                                                          Long-term portion        $ 4,883,569

                                                                                                                                                               __________

The estimated aggregate maturities required on long-term debt for each of the individual years at July 31, 2008 are as follows:

2009	$1,439,595
2010	2,085,651
2011	1,275,536
2012	1,399,753
2013	122,629
$6,323,164

NOTE 10 – PREFERRED STOCK - SUBSIDIARY

The Company's subsidiary, Alpine Aviation, Inc., is authorized to issue 1,000,000 shares of preferred stock with a stated value of $9.104. At July 31, 2008, none of which are currently outstanding.  The preferred stock provides for monthly dividends at an annual rate of 6.5%, and is not convertible. The Company can redeem the subsidiary’s preferred stock any time and the Holder can call for redemption of the subsidiary's preferred stock any time after December 31, 2008.  Effective May 1, 2007 the Company became the Holder of 100% of the Preferred Stock of its subsidiary, Alpine Aviation, Inc. when it exchanged its own Preferred Stock in return for the Alpine Aviation, Inc. outstanding Preferred Stock. Due to the intercompany relationship, the Alpine Aviation, Inc. Preferred Stock is now eliminated in the consolidation process.

NOTE 11 – STOCKHOLDER’S EQUITY

Common Stock - The Company is authorized to issue 100,000,000 shares of $.001 par value common stock. As of July 31, 2008, 36,271,461 shares are issued and 36,200,801 shares are outstanding.

Treasury Stock – In June 2008, the Board of Directors authorized the Company to begin periodic purchases of common stock as blocks of stock became available. Initially, the Company purchased 70,660 shares, and may purchase more as available cash will allow.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCKHOLDERS EQUITY (continued)

Preferred Stock - The Company is authorized to issue 1,000,000 shares of $.001 par value preferred stock. In April 2007, the Board of Directors authorized the issuance of 1,000,000 shares of preferred stock with a stated value of $9.104 per share. At July 31, 2008, 880,000 shares are issued and outstanding. The preferred stock provides for monthly dividends at an annual rate of 6.5%, and is convertible at any time by the holder based on the current market price of the Company’s stock. The Company can redeem the preferred stock any time and the Holder can call for redemption of the preferred stock any time after December 31, 2011. Since November 2007, the Company has redeemed a total of 120,000 shares of the outstanding preferred stock at the value of $9.104 per share.

Stock Option Plan - In August 2001, the stockholders approved the adoption of an equity incentive plan. The plan allows the Company to issue incentive stock options (ISO's), non-statutory stock options and restricted shares to employees, directors, and consultants of the Company. Annually, commencing January 2002, the aggregate number of shares of the Company's common stock available for award under the plan shall increase by the lesser of 250,000 or seven percent of the outstanding stock less the number of shares previously authorized for the plan, respectively. As of October 31, 2007 and July 31, 2008 a total of 1,278,540 shares and 1,662,150 shares, respectively, of the Company's common stock have been reserved for issuance under the plan. After August 18, 2011, the plan terminates and no further options may be granted. The exercise price of options granted under the terms of the plan must not be less than 100% of the fair market value of the shares as of the date of grant. Additionally, no individual may be granted more than 100,000 options in any given year. All options issued under the plan are exercisable for ten years and vest after two years. The Company has not received and does not intend to request a determination from the Internal Revenue Service that the options issued under the plan will qualify under the Code for treatment as qualified incentive stock options.

The Company previously adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). During 2007 the Company issued options to purchase 425,278 shares of common stock to employees and directors. For the nine months ended July 31, 2008, the Company has issued 522,500 options.

The fair value of these 2008 options were estimated at the date of grant using the Black-scholes option-pricing model with the following weighted-average assumptions, an interest rate of four and 01/100 percent  for the period ended July 31, 2008; expected life is ten years for the outstanding options. It is assumed that no dividends will be paid during the periods of calculation.  At July 31, 2008, volatility is calculated to be one hundred twenty eight and twenty eight one hundredths (128.28), resulting in a respective weighted-average fair value per option of $0.29. Option pricing models require the best-input assumptions available were used to value the options and management believes the resulting option values are reasonable.

A summary of the status of the options outstanding under the Company’s stock option plans at July31, 2008, is presented below:

	July 31, 2008		October 31, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,211,106	$1.40	881,620	$1.75
Granted	522,500	0.30	425,278	0.40
Exercised	-	-	-	-
Forfeited	71,456	0.43	95,792	048
Expired	-	-	-	-
Outstanding at end of period	1,662,150	$1.09	1,211,106	$1.40
Weighted average fair value of options granted during the year	522,500	0.30	425,278	$0.40

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCKHOLDERS’ EQUITY (CONTINUED)

A summary of the status of the options outstanding under the Company's stock option plans and employment agreements at July 31, 2008 is presented below:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price		Number Exercisable	Weighted Average Exercise Price
$2.50- 2.75	556,620	3.2 years		$2.53	556,620		$2.53
$0.50 $0.40 $0.30	225,000 358,030 522,500	8.1 years 9.0 years 10.0 years	$ $ $	0.50 0.40 0.30	-0- 30,000 50,000	$ $ $	0.50 0.40 0.30
	1,662,150	7.25 years	$ 1.09		636,620	$ 2.24

NOTE 12 - INCOME (LOSS) PER COMMON SHARE

The following data show the amounts used in computing net income (loss) per common share, for the three and nine months ended July 31:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2008	2007	2008	2007
Net income (loss) available to common shareholders	$(421,235)	$86,133	$300,515	$855,585
Weighted average number of common shares used in basic EPS	36,271,461	36,271,461	36,271,461	36,271,461
Dilutive effect of preferred stock Dilutive effect of stock options	26,705,067 636,620	18,238,000	26,705,067 636,620	18,238,000
Weighted average number of common shares and dilutive potential common stock used in diluted EPS	63,613,148	54,509,461	63,613,148	54,509,461

For the nine months ended July 31, 2008 and 2007, 1,662,150 and 1,294,772 outstanding options, respectively, were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.  During December 2003 the Company issued 1,000,000 series A, 6.5% preferred shares of the Company's subsidiary Alpine Aviation, Inc. with a stated value of $9.104 per share, for the purchase of aircraft.  These preferred shares have no voting rights and are not convertible into common stock and thus are not included in the calculations of earnings per share. During April 2007 the Company issued 1,000,000 series A, 6.5% preferred shares with a stated value of $9.104 per share.  These preferred shares have no voting rights and are convertible into common stock at the current market value. They do have a dilutive effect and are included in the computation of EPS.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – CONCENTRATIONS

U.S. Postal Service Contracts - The Company receives the majority of its revenues from contracts with the U.S. Postal Service (USPS).  For the nine months ended July 31, 2008, and 2007, the revenues from contracts with the USPS represented 73% and 78% of total revenues, respectively.  At July 31, 2008, and October 31, 2007, accounts receivable from the USPS totaled $1,101,762 and $1,257,995, or 57% and 61%, respectively. The contracts currently in effect for USPS routes will expire between July and November 2009 for mainland US operations and in January 2009 for Hawaii after a recent contract extension was granted. The loss of this customer would have a material negative effect on the operations of the Company.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Lawsuit - The Company has been named in a lawsuit by a former employee for claims of approximately $50,000 related to wrongful termination.  The Company has made an offer to settle which was turned down.  The plaintiff is not actively pursuing prosecution. The Company is in the process of petitioning to have the case dismissed.

Financing – On August 28, 2008 the Company entered into a financing arrangement with Chase Equipment Leasing Inc. in order to facilitate the purchase of 3 aircraft. The resulting note payable is in the principal amount of $4,000,000 and will be repaid over a 7 year term.

Preferred Stock – On August 14, 2008, the Company redeemed 40,000 shares of preferred stock at the stated prices of $9.104 per share.

The Company operates its aircraft under a certificate which allows it to accumulate time between overhauls (TBO) in excess of manufacturer's recommendations.  The Company regularly inspects its engines.  A majority of the engines used by the Company have accumulated TBO in excess of manufacturer's recommendations.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

General

Alpine Air Express, through its operating subsidiary Alpine Aviation Inc. provides air cargo transportation services in the United States with flight activity in Colorado, Hawaii, Montana, Nebraska, North Dakota, South Dakota, and Wyoming. In addition to air cargo transportation, the Company flies charters for other cargo carriers, provides maintenance service on aircraft owned or operated by third parties, and operates a First Officer Training Program.

During the three months ended July 31, 2008, the Company carried over 2,841 tons of cargo as compared to 2,616 tons in the same quarter last year. This 8.6% increase in volume can be directly attributable to our new (March 2008) UPS contracts in Montana and to the increased volume of freight which is being carried in Hawaii.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

July 31, 2008 and October 31, 2007

The Company has a working capital position on July 31, 2008, of $2,268,120, as compared to $2,350,821 on October 31, 2007.  This decrease in working capital of $82,701 is attributed primarily to a reduction in cash on hand and an increase in prepaid expense, which was nearly offset by reductions in accounts payable.

During the quarterly period ended July 31, 2008, we experienced a net loss before taxes and preferred dividends of $(152,873). This loss is a significant change from the $767,939 net profit for same period last year. The change is explained by both the nearly 100% increase in our fuel costs over the same period last year, coupled with the $(150,149) loss that was booked due to the loss of an aircraft in May 2008. We continue to take steps to manage and monitor operating expenses for all Company operations in order to continue improving profits. The Company continues to diversify its client base and better utilize its assets and operations.

The Company also continues to seek additional opportunities to expand their current flight and route schedule through new customers and additional cargo. We are also actively reviewing opportunities to acquire another carrier in order to further our expansion goals.

Results of Operation

Three months ended July 31, 2008 and 2007

During the quarter ended July 31, 2008, we had a net profit before taxes and preferred stock dividends of $(152,873) with a net profit available to shareholders of $(421,235) or $(0.01) per share. This compares to a net profit before taxes and preferred stock dividends of $767,939, with a net profit available to shareholders of $86,133 or less than $0.01 per share for the quarter ended July 31, 2007. Fuel costs, which increased nearly 100% over last year, combined with the loss on disposal of an aircraft, were the main factors in the net loss for the current quarter.

Revenue for the quarter ended July 31, 2008, was $5,102,181.This represents an increase in total revenue of approximately 15% from revenues of $4,441,218 during the same period in 2007. This increase in revenue is primarily due to the implementation of a new contract with UPS in Montana and to increasing freight loads in our Hawaii operations.

Total direct costs were $4,544,499 in the quarterly period ended July 31, 2008, as compared to $3,055,823 in the same period for the prior year. This increase in costs is directly attributable to increases in the Company’s cost of fuel, insurance, labor costs, and increased depreciation. As a single line item, fuel costs have increased nearly 100% from the same period last year. While fuel costs continue to increase, the Company continues to focus on cost containment in this area and has taken steps to reduce their costs of fuel in the future.

Operating expenses decreased from $471,392 during the quarter ended July 31, 2007, to $420,368 during the quarter ended July 31, 2008. These decreases were primarily associated with reduced travel and professional (consulting and legal) fees that the Company has incurred during the quarter.

During the quarter ended July 31, 2008 interest income increased by $1,028 from the same quarter last year due to the Company’s increase in cash available to earn interest. Interest expense was $150,666 for the current quarter, reflecting a decrease of 3% from the $155,663 of interest expense in the same period last year. This decrease is primarily due to reduced principal balances on long-term debt.

Off-balance sheet arrangements

We had no off balance sheet arrangements during the quarter ended July 31, 2008.

Forward Looking Statements

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

Item 3(a)T. Controls and Procedures

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

Changes in internal control over financial reporting

We had no changes in our internal control over financial reporting during the quarter ended July 31, 2008.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarter ended July 31, 2008, we did not issue any unregistered securities.

Use of Proceeds of Registered Securities

We had no proceeds from the sale of registered securities during the quarter ended July 31, 2008.

Purchases of Equity Securities by Us and Affiliated Purchasers

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
Month #1 May 1, 2008 through May 31, 2008	None	None	None	None
Month #2 June 1, 2008 through June 30, 2008	None	None	None	None
Month #3 July 1, 2008 through July 31, 2008	70,660	$0.45	None	None
Total	70,660	$0.45	None	None

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

(a)

None; not applicable.

(b)

Nominating Committee

During the quarterly period ended July 31, 2008, there were no changes in the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

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

ALPINE AIR EXPRESS, INC.

Date:	9/12/08	By:	/s/Eugene R. Mallette
Eugene R. Mallette
Chief Executive Officer and Director

Date:	9/12/08	By:	/s/Don T. Squire, Jr.
Don T. Squire, Jr.
Chief Financial Officer

Date:	9/12/08	By:	/s/Max A. Hansen
Max A. Hansen
Secretary/Treasurer and Director

Date:	9/12/08	By:	/s/Joseph O. Etchart
Joseph O. Etchart
Chairman

Date:	9/12/08	By:	/s/Kenneth D. Holliday
Kenneth D. Holliday
Director

Date:	9/12/08	By:	/s/Michael Brown
Michael Brown

                                                                                                                        Director

Date:	9/12/08	By:	/s/Ronald L. Pattison
Ronald L. Pattison
Director