Form 10-K
period 2008-10-31
ALPINE AIR EXPRESS INC/DE
filed 2009-01-29
CIK 1092807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  October 31, 2008

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 000-27011

ALPINE AIR EXPRESS, INC.

(Exact Name of registrant as specified  in its Charter)

Delaware	33-0619518
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1177 Alpine Air Way

Provo, UT 84601

 (Address of Principal Executive Offices)

(801) 373-1508

(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if  the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ]   No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [X] No [  ]     (2) Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant's most recently completed second fiscal quarter.

April 30, 2008 - $2,107,393  There are approximately 6,021,122 shares of common voting stock of the Registrant beneficially owned by non-affiliates.  There is a limited public market for the common stock of the Registrant, so this computation is based upon the bid price of $0.35 per share of the Registrant's common stock on the OTC Bulletin Board as of April 30, 2008.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

January 28, 2009:  Common – 36,200,801

January 28, 2009:  Preferred – 840,000

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Background.

     Alpine Air Express, Inc., a Delaware corporation ("Alpine Air"), is engaged in the air cargo business through its wholly owned subsidiary, Alpine Aviation, Inc., a Utah corporation ("Alpine Aviation").  Alpine Aviation was organized on October 7, 1975, in the state of Utah.  Alpine Aviation has been operated by the same management since 1986.  Alpine Aviation is an air cargo operator, transporting mail packages and other time-sensitive cargo to more than 20 cities in the western portion of the mainland United States and in the Hawaiian Islands. Alpine Aviation began its operations in the 1970's with the intent of being a regional charter and cargo carrier.  After present management acquired control in 1986, Alpine Aviation began to focus less on the charter or passenger services and more on the cargo aspects of the airline industry.  Since the 1990's, Alpine Aviation has focused on hauling mail for the United States Postal Service and carrying packages for United Parcel Service because of their favorable contracts, routes and payment practices.  As a result of this focus, approximately 87% of Alpine Aviation's revenues now come directly from these two customers.

     Alpine Air Express was formed in April, 1994, under the name "Riverside Ventures, Inc."  Prior to its acquisition of Alpine Aviation in June, 2000, Alpine Air Express had no business operations and was actively looking for a business with which to merge or acquire in an effort to create an operation that would provide value to our shareholders.

     On June 12, 2000, Alpine Air Express, under its former name, entered into an agreement and plan of reorganization with Alpine Aviation, pursuant to which Alpine Air acquired all of the outstanding shares of Alpine Aviation.  Pursuant to the terms of the reorganization, Alpine Air Express issued 9,895,000 shares of its common stock to the stockholders of Alpine Aviation in exchange for all of the issued and outstanding shares of Alpine Aviation.  As a result of the reorganization, Alpine Aviation became a wholly owned subsidiary of Alpine Air Express.  As a further result of the reorganization, the management of Alpine Aviation assumed control over Riverside Ventures and changed the company's name from "Riverside Ventures, Inc." to the current name of "Alpine Air Express, Inc."  The reorganization has been treated as a "reverse merger," with Alpine Aviation as the surviving entity for accounting purposes and Alpine Air the surviving entity for corporate purposes. At the time of the reorganization, Alpine Air Express had 1,000,000 shares of common stock outstanding.  Following the reorganization, Alpine Air had 10,895,000 shares outstanding, which was composed of the 1,000,000 shares outstanding prior to the issuance of shares for Alpine Aviation and the 9,895,000 newly issued shares to the Alpine Aviation stockholders.  Alpine Air subsequently issued an additional 105,000 shares, bringing the total outstanding shares to 11,000,000 as of 2003. During 2004 and 2005 the Company issued 122,000 shares, bringing the total outstanding shares to 11,122,000 at 2005.  In 2006, we effected a 3 for 1 stock split and issued additional shares for compensation during 2006 resulting in a total of 36,271,461 outstanding shares at both October 31, 2006 and 2007. During 2008 the Company purchased 70,660 shares to hold as Treasury Stock bringing the total shares outstanding to 36,200,801.

Routes and Delivery.

     Alpine Aviation currently has 16 air cargo routes covering 29 cities in six western states in the mainland U.S. and 2 routes covering several of the Hawaiian Islands. Alpine also provides contract cargo charter flights for other carriers and for the public.  Most routes are flown every day and some multiple times per day.  In fiscal 2008, Alpine Aviation transported 11,162 tons of cargo.  The largest component of Alpine Aviation's cargo mix is U.S. mail, which accounted for approximately 80% of our fiscal 2008 revenue. The USPS delivers and picks up all cargo we carry at the aircraft, unless other arrangements are called for separately by the contract.  When the USPS delivers and picks up the mail at the side of our aircraft, we are able to reduce our costs significantly.

     Alpine currently operates 28 aircraft on two national certificates (one is inactive).  The largest aircraft in our fleet is a Beechcraft 1900, which holds approximately 6,000 pounds of cargo.  Our other aircraft type is the Beechcraft 99, which holds approximately 3,400 pounds of cargo. The Company also owns 2 Beechcraft 1900-D aircraft (passenger configuration) and currently leases them on an annual lease basis.

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

Employees.

     The Company has 122 employees, 67 of which are full time, including 10 in administration and 46 in flight operations, which includes 32 pilots.  No employees belong to any labor union or have employment contracts.

Risk Factors

There is always a risk that our contracts with the USPS will not be renewed or extended when they expire, however, we have been contracting with them for nearly 20 years and we have always been able to renew or win bids on the routes which we wanted to keep. Management is hopeful that the current routes will continue to be flown by Alpine aircraft.

Unresolved Staff Comments

Not Applicable

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

Not Applicable

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

Quarter Ended	High Bid	Low Bid
October 31, 2006	$0.44	$0.44
January 31, 2007	$0.35	$0.35
April 30, 2007	$0.35	$0.35
July 31, 2007	$0.35	$0.35
October 31, 2007	$0.42	$0.42
January 31, 2008	$0.40	$0.35
April 30, 2008	$0.55	$0.50
July 31, 2008	$0.30	$0.30
October 31, 2008	$0.07	$0.05

     We cannot guarantee that the present market for our common stock will continue or be maintained, and the resale of "unregistered" and "restricted" shares pursuant to Rule 144 of the Securities and Exchange Commission may substantially reduce the market price of our common stock.

Holders.

     As of January 28, 2009, there were 36,200,801 post split shares of common stock outstanding held by approximately 682 active holders of record, including broker-dealers and clearing corporations holding shares on behalf of their customers, as reported by the Company's transfer agent.  This figure does not include an indeterminate number of stockholders who may hold their shares in street name.

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

ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS

General.

     Alpine Aviation Inc. provides air cargo transportation services in the United States in Hawaii, Montana, North Dakota, South Dakota, Wyoming, Nebraska, and Colorado.  While the USPS is our primary customer, we also provide contract cargo and charter services for other package delivery and cargo carriers. We continue to offer package delivery services for local businesses between the islands in Hawaii. In addition to air cargo transportation, the Company provides maintenance service on aircraft owned or operated by third parties, leasing of  passenger aircraft, and operates a First Officer Training Program.

     Revenues were nearly $20 million in 2008, a nearly 8% increase from the $18.4 million in 2007.  The primary increase in revenues came from several places; contract changes in the Hawaii USPS contract, wherein the USPS extended the contract and added fuel escalators to the contract, acquiring additional contracts with UPS, and the acquisition and subsequent leasing of 2 1900-D passenger aircraft.

The new agreement with the Hawaii USPS commenced in January 2006 and expired in June 2008. The USPS has elected to extend the contract and has notified the Company that it has elected to bid the contract out in February/March 2009 . If the Company were unable to be the successful bidder on this contract, it would have a significant impact on earnings and revenues. However, management has had substantial success in renewing contracts with the USPS over the past 20 years.

The Montana/South Dakota USPS contract currently runs through June 2009 with two 1-year extensions available to the USPS. Based on USPS contract renewal history, the Company expects the USPS to take advantage of the extensions. Again, if the Company were unable to renew this contract, it would have a significant impact on earnings and revenues. However, management has had substantial success in renewing contracts with the USPS over the past 20 years.

     In 2008, the Company carried over 11,162 tons of cargo as compared to 10,877 tons in 2007. This increase is directly attributable to the addition of more UPS contracts in March 2008. The Company has experienced lighter cargo loads in their Charter flights in Hawaii, which have been offset by the addition of the UPS routes in Montana.

     The Company continued to experience rising costs in fuel, insurance, contract labor costs and professional services fees. Public fuel prices increased over 120% during the current fiscal year. These costs along with the need to continue maintenance and repair of our aircraft place a strong demand on our cash resources.

     Liquidity and Capital Resources.

October 31, 2008 and 2007.

     The Company has a working capital position on October 31, 2008 of $1,869,086, as compared to working capital on October 31, 2007, of $2,350,821. The decrease in working capital has been the direct result of significant reductions in operating expenses, negotiated increases in contract revenues, and re-allocation of aircraft resources, offset by capital expenditures and higher fuel prices.

     The Company's decrease in working capital was a result of multiple factors, including decreases in cash balances of $388,035 and increases in Accounts Receivable of $245,533 and in Inventory of $410,779. There was also an increase in Accounts Payable of $174,389. A increase of $677,268 was also noted in the current portion of the notes payable accounts, as the Company has entered into additional debt for the purchase of additional aircraft.  The Company presently has no material off-balance sheet financing arrangements.

     Total assets increased to $25,758,349 on October 31, 2008 from $23,623,577 on October 31, 2007. Total liabilities also increased to $11,916,143 from $9,109,622 during the same period. Our stockholders' equity has also decreased from $14,513,955 to 13,842,206 for October 31, 2007 and October 31, 2008, respectively.

     For the year ended October 31, 2008 there was a net profit from operations before income taxes and preferred stock dividends of $1,811,113. This is a significant decrease from the previous year’s net income of $3,918,184. The difference is mostly derived from the significant increase in fuel prices to the Company and start-up costs related to our new contracts with UPS, which commenced on March 1, 2008. Depreciation was $2,218,710 for an increase of $332,217 over last year. This increase is mostly due to the acquisition of aircraft to the fleet and additional ground equipment purchases.

    During the year ended October 31, 2008, the company has continued to reduce the tax NOL carryforward created in prior years and accordingly, there was a decrease in the deferred tax benefits of $491,768.

     Investing activities for the year ended October 31, 2008, included receiving $1,889,870 in net cash receipts primarily from the proceeds of the sale of property and equipment. Additional equipment purchases during the current year totaled $5,695,764.

     For the year ended October 31, 2008, net cash received from financing activities was $445,448, which includes new funds made available of $4,000,000 and subsequent use primarily from payments of $1,459,580 towards notes payable and the redemption of $1,456,640 of Preferred Stock in the Company. All Alpine aircraft are currently pledged as collateral on the line of credit, Notes Payable and Preferred Stock of the Company.

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

     For the years ended October 31, 2008 and 2007, net increases (uses) in cash and cash equivalents were $(388,035) and $602,793, and ending cash and cash equivalents was $720,794 and $1,108,829, respectively.

Results of Operation.

     During the year ended October 31, 2008 total operating revenues were $19,840,376, representing a nearly 8% increase from the 2007 revenues of $18,380,301.  This increase is a attributable to the addition of the UPS flights and continuation of the modifications made to the Hawaii USPS contract which reduced overall aircraft flights. Total direct costs continued to increase to $16,378,631 from $12,468,243 for the years 2008 and 2007, respectively. This 32% increase in total direct costs was driven by a combination of actions including the significant increases in fuel prices to the Company combined with the additional start-up costs for the UPS contracts in Billings. These increases are combined with a more effective deployment of Company assets and successful cost management initiatives implemented by management.

     Alpine's revenue from Public Services which include its First Officer Training Program, aircraft leasing and aircraft maintenance provided to outside entities decreased slightly in 2008 to $204,494 from $249,240 in 2007, while expenses for Public Services also increased to $216,254 from $162,101 in 2007.

     Operating expenses decreased to $1,025,618 from $1,415,100 for the years ended October 31, 2008 and 2007 respectively.  During the year ended October 31, 2008 and 2007, gain on disposal of assets was $499,623 and $397,918, respectively.

     During the year ended October 31, 2008, Other Income (expense) was $625,014 compared to the previous year total of $578,774. The increase was the direct result of additional interest paid by the Company due to additional financing and the required amortization of the Company’s recent granting of Stock Options.

     Total income tax expense for the year ended October 31, 2008 and 2007 was $491,768 and $761,636, respectively.

     For the year ended October 31, 2008 and 2007, income before preferred dividends was $1,319,345 and $3,156,548, or $0.04 per share and $0.09 per share and, respectively. For the same periods net income available to shareholders was $63,237 and $1,846,548, and $0.00 per share and $0.05 per share, respectively. The difference for both years presented is approximately $1,783,311 and $0.04 per share, which is related to dividends declared on preferred stock and the amortization of a preferred stock discount analogous to a preferred stock dividend. The amortization portion of the preferred stock discount will end in December 2008.

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

     Allowance for Doubtful Accounts. An allowance for doubtful accounts receivable in the amount of $22,540 and $19,390, respectively, as of October 31, 2008 and 2007, and was established based on management's estimates of the collectability of accounts receivable. The required allowance is determined using information such as customer credit history, industry information, credit reports, customer financial condition and the collectability of outstanding accounts receivables associated with a discontinued business segment. The estimates can be affected by changes in the financial strength of the aviation industry, customer credit issues or general economic conditions.

     Inventories. The Company's parts inventories are valued at the lower of cost or market. Reserves for excess and obsolete inventories in the amount of $52,525 and $47,489, respectively, as of October 31, 2008 and 2007, are based on assessment of the marketability of slow-moving and obsolete inventories. Estimates are subject to volatility and can be affected by reduced equipment utilization, existing supplies of used inventory available for sale, the retirement of aircraft or ground equipment and changes in the financial strength of the aviation industry.

     Deferred Taxes. Net deferred tax assets of $475,093 and $966,861 are shown net of valuation allowance in the amount of $408,371 and $584,385, as of October 31, 2008 and 2007, respectively, to reflect the likelihood of the recoverability of these assets. Company judgment of the recoverability of these assets is based primarily on estimates of current and expected future earnings and tax planning. The balance of net deferred tax assets will continue to decrease as the Company continues to perform well.

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

Safe Harbor Statement.

     Statements made in this Form 10-K which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) our ability to retain existing commercial relationships and to obtain additional profitable sources of revenue, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2008

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

PAGE
Report of Independent Registered Public Accounting Firm	2
Consolidated Balance Sheets at October 31, 2008 and 2007	3 - 4
Consolidated Statements of Operations for the years ended October 31, 2008 and 2007	5 - 6
Consolidated Statement of Stockholders' Equity for the years ended October 31, 2008 and 2007	7 – 9
Consolidated Statements of Cash Flows, for the years ended October 31, 2008 and 2007	10 - 11
Notes to Consolidated Financial Statements	12 - 24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

Provo, Utah

We have audited the accompanying balance sheets of Alpine Air Express, Inc. and Subsidiary as of October 31, 2008 and 2007 and the related statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended October 31, 2008.  Alpine Air Express, Inc. and Subsidiary’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alpine Air Express, Inc. and Subsidiary as of October 31, 2008 and 2007 and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

January 28, 2009

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

 CONSOLIDATED BALANCE SHEETS

ASSETS

	October 31, 2008	2007
CURRENT ASSETS:
Cash and cash equivalents	$720,794	$1,108,829
Trade accounts receivable, net	2,254,241	2,008,708
Inventories	1,795,119	1,384,340
Prepaid expenses	658,874	587,434
Deposits Cash Value Life Insurance Income Taxes Receivable Other Current Assets	86,667 70,005 53,392 80,082	10,130 - - -
Deferred tax asset, current	133,126	116,497
Total Current Assets	5,852,300	5,215,938

PROPERTY AND EQUIPMENT, net	19,389,082	17,302,275

OTHER ASSETS	175,000	255,000

DEFERRED TAX ASSETS, long-term	341,967	850,364

TOTAL ASSETS	$25,758,349	$23,623,577

[Continued]

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

[Continued]

LIABILITIES AND STOCKHOLDERS' EQUITY

	October 31, 2008	October 31, 2007
CURRENT LIABILITIES:
Trade accounts payable	$1,074,971	$900,582
Accrued liabilities	925,458	584,508
Deferred Revenue	11,148	16,992
Dividends Payable	29,961	98,627
Current portion of notes payable	1,941,676	1,264,408
Total Current Liabilities	3,983,214	2,865,117
DEFERRED GAIN ON SALE OF ASSETS	95,997	270,725

NOTES PAYABLE, net of current portion	7,836,932	5,973,780
Total Liabilities	11,916,143	9,109,622
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, $9.104 stated value, 1,000,000 shares authorized 840,000 and 1,000,000 shares issued and outstanding, net of discount of $89,780 and $808,019 for the years ending 2008 and 2007, respectively	7,557,580	8,295,981
Common stock, $.001 par value, 100,000,000 shares authorized, 36,271,461 issued and 36,200,801 and 36,271,461 shares outstanding for the years ended 2008 and 2007, respectively Treasury Stock	36,271 (31,797)	36,271 -
Additional paid-in capital	2,385,315	2,350,103
Retained earnings	3,894,837	3,831,600
Total Stockholders’ Equity	13,842,206	14,513,955
Total Liabilities and Stockholders’ Equity	$25,758,349	$23,623,577

The accompanying notes are an integral part of these consolidated financial statement.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

 CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended October 31,
	2008	2007
OPERATING REVENUE:
Operations	$19,635,882	$18,131,061
Public services	204,494	249,240
Total Operating Revenues	19,840,376	18,380,301
DIRECT COSTS:
Operations	16,162,377	12,306,142
Public services	216,254	162,101
Total Direct Costs	16,378,631	12,468,243
Gross Profit	3,461,745	5,912,058
OPERATING EXPENSES:
General and administrative (Gain) loss on disposal of assets	1,525,241 (499,623)	1,813,018 (397,918)
Total Operating Expenses	1,025,618	1,415,100
Operating income (loss)	2,436,127	4,496,958
OTHER INCOME (EXPENSE):
Interest income	48,381	44,082
Interest expense	(673,395)	(622,856)
Total Other Income (Expense)	(625,014)	(578,774)
INCOME (LOSS) BEFORE TAXES AND PREFERRED STOCK DIVIDEND	1,811,113	3,918,184
Current income tax expense (benefit)	-	-
Deferred income tax expense (benefit)	491,768	761,636
INCOME (LOSS) BEFORE PREFERRED STOCK DIVIDEND	$1,319,345	$3,156,548

(continued)

      ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

  CONSOLIDATED STATEMENTS OF OPERATIONS

[Continued]

	For the Years Ended October 31,
	2008	2007
Preferred Stock dividend declared and
Amortization of preferred stock discount analogous to a preferred stock dividend of a Subsidiary	-	(655,000)
NET INCOME (LOSS)	$1,319,345	$2,501,548
Preferred Stock dividend declared and Amortization of preferred stock discount analogous to a preferred stock dividend	(1,256,108)	(655,000)
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$63,237	$1,846,548
NET INCOME (LOSS) PER COMMON SHARE
Basic	$.00	$0.05
Diluted	$.02	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED OCTOBER 31, 2008 AND 2007

	Preferred Stock In Parent		Preferred Stock	Common Stock
	Shares	Amount	Discount	Shares	Amount
BALANCE, October 31, 2006	-	-	-	36,271,461	36,271

Issuance of Preferred Stock in Parent	1,000,000	9,104,000	(1,167,139)	-	-

Net income for the year ended October 31, 2007	-	-	-	-	-

Dividends declared and amortization of preferred stock discount analogous to a preferred stock dividend	-	-	359,120	-	-

Stock subscription Receivable	-	-	-	-	-

Debt forgiveness on early N/P redemption	-	-	-	-	-

BALANCE, October 31, 2007	1,000,000	$9,104,000	$(808,019)	36,271,461	$36,271

Net income for the year ended October 31, 2008	-	-	-	-	-

Redemption of Preferred Stock	(160,000)	(1,456,640)	-	-	-

Dividends declared and amortization of preferred stock discount analogous to a preferred stock dividend	-	-	718,239	-	-
Amortization of Stock Options	-	-	-	-	-

Treasury Stock	-	-	-	-	-

BALANCE, October 31, 2008	840,000	$7,647,360	$(89,780)	36,271,461	$36,271

                                                                               (continued)

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED OCTOBER 31, 2008 AND 2007

	Additional Paid-in Capital	Stock Subscription Receivable	Treasury Stock	Retained Earnings	Accumulated Total
BALANCE, October 31, 2006	$2,198,452	($260,834)	-	$1,985,052	$3,958,941

Issuance of Preferred Stock in Parent	-	-	-	-	7,936,861

Net income for the year ended October 31, 2007	-	-	-	2,501,548	2,501,548

Dividends declared and amortization of preferred stock discount analogous to a preferred stock dividend	-	-	-	(655,000)	(295,880)

Stock subscription Receivable	-	260,834	-	-	260,834

Debt forgiveness on early N/P redemption	151,651	-	-	-	151,651

BALANCE, October 31, 2007	$2,350,103	$-	$-	$3,831,600	$14,513,955

Net income for the year ended October 31, 2008	-	-	-	1,319,345	1,319,345

Redemption of Preferred Stock	-	-	-	(1,456,640)

Dividends declared and amortization of preferred stock discount analogous to a preferred stock dividend	-	-	(1,256,108)	(537,869)

Amortization of Stock Options	35,212	-	-	-	35,212

Treasury Stock	-	-	(31,797)	-	(31,797)

BALANCE, October 31, 2008	$2,385,315	$-	$(31,797)	$3,894,837	$13,842,206

The accompanying notes are an integral part of these consolidated financial statements

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended October 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$1,319,345	$2,501,548

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized gain on sale of fixed assets	(499,623)	(397,918)
Deferred tax expense (benefit)	491,768	761,636
Depreciation and amortization	2,218,710	1,886,493
Change in allowance for bad debt	3,150	5,720
Change in Inventory Valuation Non-Cash Items	5,036 35,212	- 260,834
Preferred Stock Dividends and related amortization	-	655,000

Changes in operating assets and liabilities:
Trade accounts receivable	(248,683)	(199,250)
Inventories	(415,815)	32,731
Income taxes receivable	(23,292)	-
Deposit	-	5,760
Cash Surrender Value of Officer Life Insurance Policy Other Current Assets Prepaid expenses	(70,005) (82) (101,540)	- - 31,987
Trade accounts payable	174,389	(861,391)
Accrued expenses	340,950	54,333
Deferred gain amortization Refundable Deposits	(174,728) (76,537)	(174,729) -
Deferred Revenue	(5,844)	16,992
Total adjustments	1,653,066	2,078,198
Net cash provided by (used in) operating activities	2,972,411	4,579,746

Cash flows from investing activities: Purchase of Marketable Securities	(80,000)	-
Proceeds from sale of property and equipment	1,889,870	556,900
Purchase of property and equipment	(5,695,764)	(2,867,852)
Proceeds from reduction in Security Deposits	80,000	-
Net cash provided by (used in) investing activities	(3,805,894)	(2,310,952)

Cash flows from financing activities:
Payment on notes payable Payment on dividends payable	(1,459,580) (606,535)	(4,119,168) (2,194,443)
Payment on notes payable - related party Purchase of Treasury Stock Payment for Redemption of Preferred Stock	- (31,797) (1,456,640)	(1,254,390) -
Line of Credit Increase	-	(98,000)
Proceeds from Notes payable	4,000,000	6,000,000
Net cash provided by (used in) financing activities	445,448	(1,666,001)

Net change in cash and cash equivalents	(388,035)	602,793

Beginning cash and cash equivalents	1,108,829	506,036

Ending cash and cash equivalents	$720,794	$1,108,829

 [Continued]

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Continued]

	For the Year Ended October 31,
	2008	2007
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$625,014	$703,317
Income taxes	$-	$-

Non-cash investing and financing activities:

For the year ended October 31, 2008:

The Company redeemed 160,000 shares of Preferred Stock with a value of $9.104 per share, for a total of $1,456,640 in cash.

The Company had preferred dividend expense of $1,256,108 which is comprised of $537,868 in dividends and $718,240 of amortized discount on preferred stock analogous to a preferred stock dividend.

The Company purchased 70,660 shares of its own stock to hold as Treasury Stock. Total value of $31,797.

As required by SFAS123R, the Company has established the amortization of the value of Stock Options issued during the year. Total cost recorded this year is $35,212 which is a non-cash item.

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

Principles of consolidation – The consolidated financial statements include the accounts and operations of Alpine Air Express, Inc., and its wholly-owned subsidiary Alpine Aviation, Inc. as of October 31, 2008 and 2007 (together referred to as the Company). All material inter-company transactions and accounts have been eliminated in the consolidation.

Cash and cash equivalents - The Company considers demand deposits at banks and money market funds at other financial institutions with an original maturity of three months or less to be cash equivalents.  At October 31, 2008, the Company had cash balances in excess of federally insured limits in the amount of $642,049.

.

Other assets - At October 31, 2008, the Company had three restricted cash time deposits totaling $175,000 held as collateral for debt of a third party and is included in other assets. (See Note 5)

Trade accounts receivable - The Company grants credit to its customers, substantially all of whom are businesses located in the United States. The Company does not require collateral on any of its trade accounts receivable.

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

During 2007, the Company issued options to purchase 425,278 shares of common stock to employees and directors. During 2008 the Company has issued options to purchase 575,000 shares of common stock to employees and directors. All of these options were issued under the Company’s established equity incentive plan.

 ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - TRADE ACCOUNTS RECEIVABLE

  Trade accounts receivable consist of the following at:

	October 31,
	2008	2007

Trade accounts receivable	$2,276,781	$2,028,098

Less allowance for doubtful accounts	(22,540)	(19,390)

	$2,254,241	$2,008,708

Bad debt (recovery) expense for the year ended October 31, 2008 and 2007 was $3,150 and $(6,912), respectively.

NOTE 3 - PREPAID EXPENSES

  Prepaid expenses consist of the following at:

	October 31,
	2008	2007

Prepaid expenses and credits	$490,975	$274,719
Prepaid other taxes	167,899	312,715

	$658,874	$587,434

NOTE 4 - INVENTORIES

  The composition of inventories is as follows at:

	October 31,
	2008	2007

Aircraft Parts	$1,363,116	$1,000,025
Work in Process Fuel	438,884 45,644	405,844 25,960
Allowance	(52,525)	(47,489)

	$1,795,119	$1,384,340

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – PROPERTY PLANT & EQUIPMENT

Property and equipment consists of the following at:

	Estimated life in years	2008	2007
Building and improvements	10 - 40	$1,286,989	$1,280,391
Aircraft	[15]	17,090,688	15,764,364
Engines	7 - 10	9,160,569	7,235,864
Equipment	3 - 10	290,292	201,875
Furniture and fixtures	3 - 10	356,082	338,145
Vehicles	5 - 7	136,340	135,811
		28,320,960	24,956,450
Less: Accumulated depreciation and amortization		(8,931,878)	(7,654,175)
		$19,389,082	$17,302,275

Depreciation expense amounted to $2,218,710 and $1,886,493 for the years ended October 31, 2008 and 2007, respectively.

All of the Company's aircraft are held as collateral on various notes payable and related party notes payable at October 31, 2008 and 2007.

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

Aircraft Dispositions - In January 2008 and again in May 2008 there were two separate incidents involving the Company’s aircraft. In both cases, the aircraft were damaged beyond repair or unrecoverable. However, both of the aircraft were fully insured and the Company does not expect either incident to have a significant effect on operations or its financial position.

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

Future minimum lease payments for the years ending October 31, are as follows:

2009	$31,311
2010	27,302
2011	27,302
2012	27,302
2013	7,356
Thereafter	125,054
$245,627

Total Rental expense for the period ending October 31, 2008 and 2007 was $199,254 and $163,302 respectively.

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

Future minimum lease payments are as follows for the periods ending October 31:

2009	$66,000
$66,000

Total Lease expense for the years ending October 31, 2008 and 2007 was $475,582 and $348,378, respectively.

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

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS (CONTINUED)

At October 31, 2008 and 2007, the Company had a receivable of $0 and $0, respectively, related to these repairs, reported under accounts receivable - related parties on the balance sheet.

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

Notes Payable - Related Party - In connection with the purchase of the aircraft in July 2003 the Company issued a note to an entity related to an officer and majority shareholder of the Company in the amount of $1,476,381.  The note payable dated July 31, 2003, bears an interest rate of 6.5% and called for payments of $33,624 due for 14 monthly installments with the balance due November 1, 2004. The entity related to an officer and majority shareholder of the Company previously agreed to forestay future payment until required by the note's balloon payment which was due November 1, 2004 but later agreed to defer all payments of principal, interest and balloon payments until November 1, 2006. Subsequently, all unpaid and accrued interest and the remaining principal balance was rolled into a new note at 6.5% interest and a 5-year term. On October 31, 2008 the balance of this note was $0.

In connection with the purchase of aircraft in December 2003 from an entity related to an officer and majority shareholder of the Company, the Company has entered into a Note Payable in the amount of $86,019.  This note bears interest at 6.5%.  The note holder had agreed to defer all payments of principal and interest until November 1, 2006. Subsequently, all unpaid and accrued interest and the remaining principal balance were rolled into a new note at 6.5% interest and a 5-year term. On October 31, 2008 the balance of this note was $0.

During May 2004, lease payments due to an entity related to an officer and majority shareholder of the Company in the amount of $667,115 were converted into a demand note payable with interest to accrue at six and one-half (6.50%) percent on the principal balance. No principal or interest payments were required to be paid until November 1, 2006. Subsequently, all unpaid and accrued interest and the remaining principal balance was rolled into a new note at 6.5% interest and a 5-year term. On October 31, 2008 the balance of this note was $0.

During February 2007, preferred stock dividends due to an entity related to an officer and majority shareholder in the amount of $1,849,250 was converted into a demand note payable with interest to accrue at six and one-half (6.50%) percent on the principal balance. On October 31, 2008 the balance of this note was $0.

The following is a summary of notes payable to related parties at October 31,:

                                                                                                                                                     2008          2007

Notes payable – related party                                                                     $              -                     -

                                                                                                                                      __________     _________

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – LINE OF CREDIT

During the year ended October 31, 2006, the Company initiated an overdraft line of credit with a Lender. The balance is currently reported as a separate line item in current liabilities on these financial statements. It is a $100,000 10-year revolving line maturing August 25, 2016. Interest rate at Lender's Prime plus 1% with a $0 balance on October 31, 2008 and 2007. Secured by same three aircraft as Note payable #1 in Note 9 below.

NOTE 9 – LONG TERM DEBT

Notes payable arose from the purchase of aircraft during July 2003 [See Note 7],

which were subsequently refinanced and consisted of the following at:

                                                                                                                                                                 October 31,

                                                                                                                                                  2008                                2007

                                                                                                                                               __________                     ____________

Note payable issued August 28, 2006 for $1,936,193 due August 28,

2009. Interest rate of  9.5% at October 31, 2008.  Secured by three Aircraft.

Reg #N-17ZV, N-955AA, and N-99GH.

Personally guaranteed by an officer/shareholder.                                                      $1,209,653

       $1,563,407

Lease Obligation issued July 31, 2007 for $6,000,000 due Sept 30, 2012.

Implied interest rate of 9.33%. Secured by seven Aircraft Reg#N95WA,

N24BH, N950AA, N99CA, N197GA, N127BA, and N192GA.                                     4,641,387

        5,674,781

Lease Obligation issued in August 2008 for $4,000,000 due September 2013

Stated Interest Rate of 7.33%. Secured by three aircraft Reg#N219VP, N155CJ,

And N60MJ.                                                                                                                       3,927,568

       -

                                                                                                                                         _________

      _________

                                                                                                                                            $9,778,608

       $7,238,188

                                                                                              Less current portion          (1,941,676)

      (1,264,408)

                                                                                                                                      __________

                                                                                                                                                                                       ________

                                                                                              Long-term portion             $7,836,932

       $5,973,780

The estimated aggregate maturities required on long-term debt for each of the individual years at October 31, 2008 are as follows:

                                                                         2009   $ 1,941,676

                                                                         2010      2,112,795

                                                                         2011      2,209,440

                                                                         2012      1,627,811

                                                                         2013         613,253

                                                                Threafter       1,273,633

                                                                                ___________

                                                                                    $ 9,778,608

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

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock - The Company is authorized to issue 100,000,000 shares of $.001 par value common stock. As of October 31, 2008, 36,271,461 shares are issued and 36,200,801 are outstanding.

Preferred Stock - The Company is authorized to issue 1,000,000 shares of $.001 par value preferred stock. In April 2007 the Board of Directors authorized the issuance of 1,000,000 shares of Preferred Stock with a stated value of $9.104. At October 31, 2007, 1,000,000 shares are issued and outstanding. The preferred stock provides for monthly dividends at an annual rate of 6.5%, and is convertible at any time by the holder based on the current market price of the Company’s stock. The Company can redeem the preferred stock any time and the Holder can call for redemption of the preferred stock any time after December 31, 2011. During the year ended October 31, 2008, the Company has redeemed 160,000 shares of the outstanding Preferred Stock. As a subsequent event, the Company redeemed an addition 20,000 shares on November 12, 2008.

Stock Option Plan - In August 2001, the stockholders approved the adoption of an equity incentive plan. The plan allows the Company to issue incentive stock options (ISO's), non-statutory stock options and restricted shares to employees, directors, and consultants of the Company. Annually, commencing January 2002, the aggregate number of shares of the Company's common stock available for award under the plan shall increase by the lesser of 250,000 or seven percent of the outstanding stock less the number of shares previously authorized for the plan, respectively. As of October 31, 2007 and  2008, a total of 1,278,540 shares and 1,637,009 shares, respectively, of the Company's common stock have been reserved for issuance under the plan. After August 18, 2011, the plan terminates and no further options may be granted. The exercise price of options granted under the terms of the plan must not be less than 100% of the fair market value of the shares as of the date of grant. Additionally, no individual may be granted more than 100,000 options in any given year. All options issued under the plan are exercisable for ten years and vest after two years. The Company has not received and does not intend to request a determination from the Internal Revenue Service that the options issued under the plan will qualify under the Code for treatment as qualified incentive stock options.

The Company previously adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). During 2007, the Company issued options to purchase 425,278 shares of common stock to employees and directors. During 2008 the Company has issued options to purchase 575,000 shares of common stock to employees and directors.

The fair value of these new options was estimated at the date of grant using the Black-scholes option-pricing model with the following weighted-average assumptions, an interest rate of four and 00/100 percent  for the period ended October 31, 2008; expected life is ten years for the outstanding options. It is assumed that no dividends will be paid during the periods of calculation.  At the date of grant, volatility is calculated to be one hundred twenty eight, resulting in a respective weighted-average fair value per option of $0.29. Option pricing models require the best-input assumptions available were used to value the options and management believes the resulting option values are reasonable.

The current value for the amortization of the options on the financial statement were calculated using the value at the date of issue, and discounting for the fact that the options issued in 2006 had a 38% forfeiture rate and using a

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCKHOLDERS’ EQUITY (CONTINUED)

25% discount derived from the fact that in the past 7 years there have never been any options exercised. These discounts were applied and the financial statements will reflect a $35,212 expense to amortize the values for options issued in 2007 and 2008. The total tax benefit is calculated to be $13,366.

A summary of the status of the options outstanding under the Company's stock option plans at October 31, 2008, is presented below:

	October 31, 2008		October 31, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,211,106	$1.75	881,620	$1.75
Granted	575,000	0.30	425,278	0.40
Exercised	-	-	-	-
Forfeited	149,097	0.38	95,792	0.48
Expired	-	-	-	-
Outstanding at end of period	1,637,009	$1.11	1,211,106	$1.40
Weighted average fair value of options granted during the year	575,000	0.30	425,278	$0.40

A summary of the status of the options outstanding under the Company's stock option plans and employment agreements at October 31, 2008 is presented below:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price		Number Exercisable	Weighted Average Exercise Price
$2.50 - $2.75	556,620	2.8 years		$2.53	556,620		$2.53
$0.50 $0.40 $0.30	220,000 337,889 522,500	7.7 years 8.6 years 9.7 years	$ $ $	0.50 0.40 0.30	220,000 - -	$ $ $	0.50 0.40 0.30
	1,637,009	6.9 years	$ 1.11		776,620	$ 1.96

NOTE 12 - INCOME (LOSS) PER COMMON SHARE

The following data show the amounts used in computing net income (loss) per common share, for the years ended October 31:

	For the Year Ended October 31,
	2008	2007
Net income (loss) available to common shareholders	$63,237	$1,846,548
Weighted average number of common shares used in basic EPS	36,245,398	36,271,461
Dilutive effect of preferred stock	21,676,190	26,776,471

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - INCOME (LOSS) PER COMMON SHARE (continued)

Dilutive effect of stock options Weighted average number of common shares and dilutive potential common stock used in diluted EPS	- --------------- 57,921,588 __________	586,620 ------------- 63,634,552 _________

For the year ended October 31, 2008 and 2007, 1,637,009 and 1,226,898 outstanding options, respectively, were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.  During December 2003 the Company issued 1,000,000 series A, 6.5% preferred shares of the Company's subsidiary Alpine Aviation, Inc. with a stated value of $9.104 per share, for the purchase of aircraft.  These preferred shares have no voting rights and are not convertible into common stock and thus are not included in the calculations of earnings per share. During April 2007 the Company issued 1,000,000 series A, 6.5% preferred shares with a stated value of $9.104 per share.  These preferred shares have no voting rights and are convertible into common stock at the current market value. They do have a dilutive effect and are included in the computation of EPS.

NOTE 13 – INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes [SFAS No. 109].  SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.  At October 31, 2008 and October 31, 2007, respectively, the total of all deferred tax assets was approximately $3,490,000 and $3,803,000 and the total of the deferred tax liabilities was approximately $2,606,000 and $2,252,000.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined.

The components of income tax expense (benefit) from continuing operations for the year ended October 31,

	2008	2007
Current income tax expense (benefit):
Federal	$-	$-
State	-	-
Current tax expense (benefit)	$-	$-

Deferred tax expense (benefit) arising from:
Excess of tax over financial accounting depreciation	$198,036	$613,629
Deferred gain	72,776	55,646
Allowance for bad debt	(1,196)	4,151
Inventory Shrinkage	(1,911)	(1,003)
Reserve for accrued vacation	(13,436)	(8,944)
Accrued interest	(87)	12,800
Deferred Compensation due to Stock Options Amortized	(13,366)	-
Foreign net operating loss carryforward	-	-
Net operating loss carryover	250,952	85,357
Valuation allowance	(176,014)	(160,145)
Capital loss carryover	176,014	160,145
Net deferred tax expense (benefit)	$491,768	$761,636

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

A reconciliation of income tax expense from continuing operations at the federal statutory rate to income tax expense at the company's effective rate is as follows as of October 31:

                                                                                                                                       2008                        2007

                                                                                                                               ___________            _________

    Computed tax at the expected statutory rate                                                            34.00%

34.00%

    State and local income taxes, net of federal benefit                                                   3.96%

  3.96%

    Capital loss carryover                                                                                                      -

        -

    Valuation allowance                                                                                                 (9.72)%

 (6.62)%

    Other Items                                                                                                               (1.09)%

   0.13%

                                                                                                                            ___________                  _________

         Income tax expense                                                                                              27.15%

31.47%

                                                                                                                            ___________                  _________

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset (liability) for the year ended October 31, 2008 and at October 31, 2007:

	October 31,	October 31,
	2008	2007
Allowance for bad debt	$8,556	$7,360
Reserve for accrued vacation	103,619	90,183
Accrued interest	1,013	927
Inventory Shrinkage	19,938	18,027
Net current tax assets	$133,126	$116,497
Capital Loss carryforward	$210,245	$386,258
Net operation loss carryforward	2,859,048	2,953,401
Valuation allowance	(408,371)	(584,385)
Alternative minimum tax credits	35,462	35,462
Excess of tax over book accounting depreciation	(2,606,583)	(2,251,947)
Deferred Compensation due to Stock Options Deferred sales	13,366 40,672	- 113,448
Foreign net operating loss carryforward	198,127	198,127
Net deferred tax (liability)	$341,966	$850,364

As of October 31, 2008 the Company has capital  loss carryforwards of approximately $554,000 that expire in 2010 and a net operation loss carryforward of approximately $7,532,000 that expires in 2025. A valuation allowance in the amount of approximately $408,000 was recorded at October 31, 2008, due to uncertainty of whether the company is more than likely not to generate sufficient capital gains and foreign income to utilize the benefit of these loss carryforwards before their expiration.  The change in the valuation allowance for the year ended October 31, 2008 and 2007 was approximately ($176,000) and ($160,000) , respectively.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – CONCENTRATIONS

U.S. Postal Service Contracts - The Company receives the majority of its revenues from contracts with the U.S. Postal Service (USPS).  For the year ended October 31, 2008 and 2007, the revenues from contracts with the USPS represented 71% and 78% of total revenues, respectively.  At October 31, 2008 and 2007, accounts receivable from the USPS totaled $1,236,412 and $1,257,995 or 55% and 63%, respectively. The contracts currently in effect for USPS routes will expire between July and November 2009 for mainland US operations and in January 2009 for Hawaii. The loss of this customer would have a material negative effect on the operations of the Company.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

NOTE 16 – SUBSEQUENT EVENTS

Preferred Stock Redemption -  On November 12, 2008 the Alpine Air Express Board of Directors voted to redeem 20,000 shares of the Preferred Stock issued on May 1, 2007.

NOTE 17 –OTHER CURRENT ASSETS

In October, 2008, the Company purchased two contracts for heating oil due in June 2009. The Company recognized an $84 gain on the market value of the contracts through October 31, 2008.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are have been no changes in our independent accountants during the past two fiscal years or any disagreements with independent accountants on accounting and financial disclosure.

ITEM 9A(T):  CONTROLS AND PROCEDURES

The Company’s management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by the Annual Report were effective such that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

The Company’s management, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of October 31, 2008.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the President and Vice President, concluded that, as of October 31, 2008, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Security and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the fourth fiscal quarter of the fiscal year covered by this Annual Report.

ITEM 9B:  OTHER INFORMATION

None, not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers.

     The members of the Board of Directors of Alpine Air serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.  The following are our directors and executive officers.

Name	Age	Position	Held Position Since
Eugene R. Mallette	59	CEO	1986
Don T. Squire, Jr.	49	Chief Financial Officer	2005
Max A. Hansen	59	Secretary/Treasurer and Director	1986
Joseph O. Etchart	60	Chairman	2005
Kenneth D. Holliday	63	Director	2002
Michael Brown	67	Director	2006
Ronald L. Pattison	51	Director	2006

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

ITEM 11.  EXECUTIVE COMPENSATION

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of Alpine Air's last three completed fiscal years to Alpine Air or its principal subsidiary Chief Executive Officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at October 31, 2008, the end of Alpine Air's last completed fiscal year). Unless indicated otherwise, all share figures in this Item reflect the three-for-one split of our issued and outstanding common stock in January, 2006.

     Summary Compensation Table.

    SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Eugene R. Mallette CEO	10/31/08 10/31/07 10/31/06	97,529 93,997 82,715	541 542 0	0 0 0	534 460 423	0 0 0	0 0 0	25,107 3,992 4,556	123,711 98,991 87,694
Bill Distefano, General Manager	10/31/08 10/31/07 10/31/06	138,986 122,394 126,418	66,368 511 0	0 0 0	534 460 423	0 0 0	0 0 0	6,942 3,884 3,753	212,830 127,249 130,594
Don T. Squire Jr, CFO	10/31/08 10/31/07 10/31/06	82,695 79,125 64,971	10,541 541 0	0 0 10,000	5,339 3,221 423	0 0 0	0 0 0	6,249 4,941 4,871	104,824 87,828 80,265

     Options/SAR Grants.

     During the year ended October 31, 2007 we issued options to purchase 5,000 shares each to the CEO, Eugene Mallette, General Manager Bill Distefano and to the CFO, Don T. Squire Jr.. These were issued as part of the same option grant offered to all full-time employees in June of 2007. In addition to these, the CFO was also awarded 30,000 options to purchase shares as part of an annual bonus.

During the year ended October 31, 2008 we issued options to purchase 5,000 shares each to the CEO, Eugene Mallette and the General Manager Bill Distefano. These were issued as part of the same option grant offered to all full-time employees in July of 2008. In addition to these, the CFO was also awarded 50,000 options to purchase shares as part of an annual bonus

     Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table.

     No stock options or SARs were exercised during the fiscal year ended October 31, 2008 and 2007.

     Pension Table.

      None.

     Compensation of Directors.

     During the fiscal year ended October 31, 2008, each Director was issued stock options to acquire 10,000 shares of common stock. These options have a two year restriction and an exercise price of $0.30 per share.

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

     During 2006, the Company issued options to acquire 325,000 shares of its common stock at an exercise price of $0.50 per share, to employees and directors of the company. To date 105,000 of the 2006 options have been forfeited. During 2007, the Company issued options to acquire 425,278 shares of its common stock at an exercise price of $0.40 per share, to employees and directors of the company. To date 87,389 of the 2007 options have been forfeited. During 2008, the Company issued options to acquire 575,000 shares at an exercise price of $0.30 per share. To date, 52,500 of those options have been forfeited.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information relating to the beneficial ownership of Alpine Air's common stock as of  October 31, 2008 by each person known by Alpine Air to be the beneficial owner of more than 5% of the outstanding shares of common stock and each of Alpine Air's directors and executive officers.

Name and Address of Principal Stockholders	Common Stock	Percentage
Eugene R. Mallette 1177 Alpine Air Way Provo, Utah 84601	27,729,465(1)(3)	76.4%

SCS, Inc. 455 East 500 South, #201 Salt Lake City, Utah 84111	2,450,214(2)	6.7%

Officers and Directors
Eugene R. Mallette, CEO and Director	27,729,465(1)(3)	76.4%
Don T. Squire, Jr. CFO	60,000(4)	Less than 1%
Max Hansen, Secretary/Treasurer, Director	11,874	Less than 1%
Joseph O. Etchart, Director	18,945	Less than 1%
Ronald L. Pattison, Director	42,600	Less than 1%
All officers and directors as a group (5 persons)	27,862,884	76.8%

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

Securities Authorized for Issuance under Equity Compensation Plans.

                    Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	556,620 220,000 337,889	$2.53 $0.50 $0.40	- - -
Equity compensation plans not approved by security holders	522,500 -0-	$0.30 -0-	- -
Total	1,637,009	$1.11	-

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     Notes Payable - Related Party - In connection with the purchase of the aircraft the Company issued a note to an entity related to an officer and majority shareholder of the Company in the amount of $1,476,381.  The note payable dated July 31, 2003, bears an interest rate of 6.5% and called for payments of $33,624 due for 14 monthly installments with the balance due November 1, 2004. The entity related to an officer and majority shareholder of the Company previously agreed to forestay future payment until required by the note's balloon payment which was due November 1, 2004 but later agreed to defer all payments of principal, interest and balloon payments until November 1, 2006. Subsequently, all unpaid and accrued interest and the remaining principal balance was rolled into a new note at 6.5% interest and a 5-year term. On October 31, 2008 the balance of this note was $0.  In connection with the purchase of aircraft during 2004 from an entity related to an officer and majority shareholder of the Company, the Company has entered into a Note Payable in the amount of $86,019.  This note bears interest at 6.5%.  The note holder had agreed to defer all payments of principal and interest until November 1, 2006.

Subsequently, all unpaid and accrued interest and the remaining principal balance was rolled into a new note at 6.5% interest and a 5-year term. On October 31, 2008 the balance of this note was $0. During May 2004, lease payments due to an entity related to an officer and majority shareholder of the Company in the amount of $667,115 were converted into a demand note payable with interest to accrue at six and one- half (6.50%) percent on the principal balance. No principal or interest payments were required to be paid until November 1, 2006. Subsequently, all unpaid and accrued interest and the remaining principal balance was rolled into a new note at 6.5% interest and a 5-year term. On October 31, 2008 the balance of this note was $0.

     Personal Guarantee - The Company's major shareholder/officer has personally guaranteed loans which are also collateralized by certain aircraft of the Company.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The following is a summary of the fees billed to Alpine Air by its principal accountants during the fiscal years ended October 31, 2008, 2007, and 2006:

Fee category	2008	2007	2006
Audit fees	$100,182	$89,936	$74,411

Audit-related fees	0	0	0

Tax fees	0	0	0

All other fees	0	0	0
Total fees	$100,182	$89,936	$74,411

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

PART IV

ITEM 15. EXHIBITS

     (a) Exhibits.

31.1  302 Certification of Eugene Mallette

31.2  302 Certification of Don T. Squire Jr.

32     906 Certification

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Alpine Air Express, Inc.

Date: 1/28/2009                  By: /s/Eugene Mallette

                                            Eugene Mallette, Chief Executive Officer and Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: 1/28/2009                     /s/Eugene Mallette

                                               Eugene Mallette, Chief Executive Officer and Director

Date: 1/28/2009                      /s/Don T. Squire Jr.

                                               Don T. Squire Jr., Chief Financial Officer

Date: 1/28/2009                      /s/Max A. Hansen

                                               Max A. Hansen, Secretary/Treasurer and Director

Date: 1/28/2009                      /s/Joseph O. Etchart

                                               Joseph O. Etchart, Chairman

Date: 1/28/2009                      /s/Kenneth D. Holliday

                                                Kenneth D. Holliday, Director

Date: 1/28/2009                      /s/Michael Brown

                                               Michael Brown, Director

Date: 1/28/2009                      /s/Ronald L. Pattison

                                               Ronald L. Pattison, Director