Form 10-Q
period 2009-01-31
ALPINE AIR EXPRESS INC/DE
filed 2009-03-16
CIK 1092807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

(801) 373-1508

(Registrants’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ___

Accelerated filer ___

Non-accelerated filer ___

Smaller reporting company _X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes   No.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: January 31, 2008 - 36,271,461 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed consolidated financial statements of Alpine Air Express, Inc., a Delaware corporation, and its subsidiary Alpine Aviation, Inc., a Utah corporation, as required to be filed with this 10-Q Quarterly Report were prepared by management, and commence on the following page, together with related notes.  In the opinion of management, the financial statements present fairly the consolidated financial condition, results of operations and cash flows of Alpine Air for the periods presented.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2009

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

PAGE
— Unaudited Condensed Consolidated Balance Sheet at January 31, 2009	4
— Unaudited Condensed Consolidated Statements of Operations for the three Months ended January 31, 2009 and 2008	6
— Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2009 and 2008	7

— Notes to Unaudited Condensed Consolidated Financial Statements	11 - 14

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

 CONSOLIDATED BALANCE SHEETS

ASSETS

	January 31, 2009 Unaudited	October 31, 2008 Audited
CURRENT ASSETS:
Cash and cash equivalents	$116,433	$720,794
Trade accounts receivable, net	2,257,626	2,254,241
Inventories	2,135,382	1,795,119
Prepaid expenses	856,104	658,874
Deposits Cash Value Life Insurance Income Taxes Receivable Investments	13,576 70,005 99,470 121,088	86,667 70,005 53,392 80,082
Deferred tax asset, current	142,000	133,126
Total Current Assets	5,811,684	5,852,300

PROPERTY AND EQUIPMENT, net	20,528,321	19,389,082

OTHER ASSETS	175,000	175,000

DEFERRED TAX ASSETS, long-term	232,000	341,967

TOTAL ASSETS	$26,747,005	$25,758,349

[Continued]

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

[Continued]

LIABILITIES AND STOCKHOLDERS' EQUITY

	January31, 2009 Unaudited	October 31, 2008 Audited
CURRENT LIABILITIES:
Trade accounts payable	$1,442,505	$1,074,971
Accrued liabilities	808,235	925,458
Deferred Revenue	9,582	11,148
Dividends Payable Deferred Gain on Sale of Assets	21,271 52,314	29,961 -
Current portion of notes payable	2,232,203	1,941,676
Total Current Liabilities	4,566,110	3,983,214
DEFERRED GAIN ON SALE OF ASSETS	-	95,997
Related Party Line of Credit	200,000	-
NOTES PAYABLE, net of current portion	8,226,764	7,836,932
Total Liabilities	12,992,874	11,916,143
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, $9.104 stated value, 1,000,000 shares authorized 820,000 shares issued and outstanding, net of discount of	7,465,280	7,557,580
$0.00 and $89,780. Common stock, $.001 par value, 100,000,000 shares authorized, issued and 36,271,461 shares Outstanding Treasury Stock	36,271 (31,797)	36,271 (31,797)
Additional paid-in capital	2,406,590	2,385,315
Retained earnings	3,877,787	3,894,837
Total Stockholders’ Equity	13,754,131	13,842,206
Total Liabilities and Stockholders’ Equity	$26,747,005	$25,758,349

The accompanying notes are an integral part of this consolidated financial statement.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended January 31,
	2009	2008
OPERATING REVENUE:
Operations	$5,414,196	$4,551,915
Public services	42,768	10,492
Total Operating Revenues	5,456,964	4,562,407
DIRECT COSTS:
Operations	4,066,438	3,253,610
Public services	44,632	9,746
Total Direct Costs	4,111,070	3,263,356
Gross Profit	1,345,894	1,299,051
OPERATING EXPENSES:
General and administrative (Gain) loss on disposal of assets	718,730 -	353,901 (654,851)
Total Operating Expenses	718,730	(300,950)
Operating income (loss)	627,164	1,600,001
OTHER INCOME (EXPENSE):
Interest income	5,622	12,584
Interest expense Gain (Loss) on Investments	(231,148) (105,118)	(171,133)
Total Other Income (Expense)	(330,644)	(158,549)
INCOME (LOSS) BEFORE TAXES AND PREFERRED STOCK DIVIDEND	296,520	1,441,452
Current income tax expense (benefit)	-	-
Deferred income tax expense (benefit)	101,093	343,908
INCOME (LOSS)	$195,427	$1,097,544

(continued)

      ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

[Continued]

	For the Three Months Ended January 31,
	2009	2008
Preferred Stock dividend declared and Amortization of preferred stock discount analogous to a preferred stock dividend	(212,477)	(323,333)
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	(17,050)	774,211
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER COMMON SHARE
Basic	.00	0.02
Diluted	.00	.01

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months Ended January 31, 2009	For the three months Ended January 31, 2008
Cash flows from operating activities:
Net income (loss)	$195,427	$1,097,544

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized gain on sale of fixed assets Deferred gain amortization	- (43,683)	(654,851) (43,682)
Deferred tax expense (benefit)	101,093	343,909
Depreciation and amortization	771,608	507,212
Change in allowance for bad debt	-	-
Change in Inventory valuation Stock based compensation Loss on investment	- 21,275 105,118	- - -

Changes in operating assets and liabilities:
Trade accounts receivable	(3,385)	(49,326)
Inventories Income Taxes Receivable Cash Surrender Value of Officer Life Insurance	(340,263) (46,078) -	114,701 - -
Prepaid expenses	(197,230)	14,572
Trade accounts payable	367,534	(224,855)
Accrued expenses	(117,223)	27,165
Refundable Deposits	73,091	(632)
Deferred Revenue	(1,566)	1,713
Total adjustments	690,291	35,926
Net cash provided by (used in) operating activities	885,718	1,133,470

Cash flows from investing activities: Purchases of Investments	(146,124)	-

Proceeds from sale of property and equipment	-	1,082,800
Purchase of property and equipment	(1,910,847)	(642,448)
Proceeds from Reduction of Security Deposits	-	-
Net cash provided by (used in) investing activities	(2,056,971)	440,352

Cash flows from financing activities: Proceeds from related party line of credit	200,000	-
Payment on notes payable	(519,641)	(325,076)
Purchase of Treasury Stock	-	-
Payment of dividends payable Payment for Redemption of Preferred Stock Line of Credit Increase Proceeds from Note Payable	(131,387) (182,080) 1,200,000	(206,603) (364,160) - -
Net cash provided by (used in) financing activities	566,892	(895,839)

Net change in cash and cash equivalents	(604,361)	677,983

Beginning cash and cash equivalents	720,794	1,108,829

Ending cash and cash equivalents	$116,433	$1,786,812

 [Continued]

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[Continued]

	For the Three Months Ended January 31,
	2009	2008
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$231,148	$179,602
Income taxes	$-	$-

Non-cash investing and financing activities:

For the three months ended January 31, 2009:

The Company recorded the amortization of a preferred stock dividend and reduced retained earnings by   $89,780.

The company declared preferred stock dividends of $122,697.

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

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements – The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 2009 and 2008 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2008 audited financial statements. The results of operations for the periods ended January 31, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consist of the following at:

	January 31, October, 31
	2009	2008

Trade accounts receivable	$2,280,055	$2,276,781
Employee Advances	$111	$-0-
Less allowance for doubtful accounts	$(22,540)	$(22,540)

	$2,257,626	$2,254,241

NOTE 3 - PREPAID EXPENSES

Prepaid expenses consist of the following at:

	January 31, October 31,
	2009	2008

Prepaid expenses and credits	$390,732	$490,975
Prepaid other taxes Prepaid insurance Prepaid training	212,547 241,379 11,446	167,899 - -

	$856,104	$658,874

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVENTORIES

The composition of inventories is as follows at:

	January 31, October 31,
	2009		2008

Aircraft Parts		$1,679,016		$1,363,116
Engine Work in Process Fuel	$ $	456,360 52,529	$ $	438,884 45,644
Allowance		$(52,525)		$(52,525)

		$2,135,382		$1,795,119

NOTE 5 – PROPERTY PLANT & EQUIPMENT

Property and equipment consists of the following:

	Estimated life in years	January 31, 2009	October 31, 2008
Building and improvements	10 – 40	$1,286,989	1,286,989
Aircraft	[15]	18,451,862	17,090,688
Engines	7 – 10	9,652,578	9,160,569
Equipment	3 – 10	306,154	290,292
Furniture and fixtures	3 – 10	357,529	356,082
Vehicles	5 – 7	137,641	136,340
		30,192,753	28,320,960
Less: Accumulated depreciation and amortization		(9,664,432)	(8,931,878)
		$20,528,321	19,389,082

NOTE 6 – RELATED PARTY LINE OF CREDIT

The Company has obtained an additional line of credit with an entity related to the CEO and majority stockholder. It is a $200,000 1 year revolving line initiated on December 31, 2008 and maturing December 29, 2010. Interest rate is 6.5% with a balance of $200,000 on January 31, 2009.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – LONG TERM DEBT

                                                                                                                                  January 31,              October 31,

                                                                                                                                       2009                            2008

                                                                                                                                 ___________       ____________

Note payable issued August 28, 2006 for $1,936,193 due August 28,

2009. Interest rate of 9.5% at January 31, 2008.  Secured by three Aircraft.

Reg # N-17ZV, N-194GA, N-955AA personally guaranteed by an officer/

shareholder.                                                                                                                    1,150,188               $  1,209,653

Lease Obligation issued July 31, 2007 for $6,000,000 due September 30, 2012.

Implied interest rate of 9.33%. Secured by seven Aircraft Reg#N95WA,

N24BH, N950AA, N99CA, N197GA, N127BA, and N192GA.                                 4,379,471                   4,641,387

Lease Obligation issued in August 2008 for $4,000,000 due September 2013

Stated Interest Rate of 7.33%. Secured by three aircraft Reg#N219VP, N155CJ,

And N60MJ.                                                                                                                   3,817,604                   3,927,568

Lease obligation issued in November 2008 for $1,200,000 due December 31,

2013. Stated interest rate of 9.38% Secured by one aircraft Reg#N153GA.          1,111,704                                -

                                                                                                                                    ____________     _________

                                                                                                                                      $10,458,967          $     9,778,608

                                                                                              Less current portion      (2,232,203)               (1,941,676)

                                                                                                                                    ____________     __________

                                                                                              Long-term portion         $8,226,764           $     7,836,932

                                                                                                                                    ____________      __________

NOTE 8 - INCOME (LOSS) PER COMMON SHARE

The following data show the amounts used in computing net income (loss) per common share, for the three months ended January 31:

	2009 2008
Net income (loss) available to common shareholders	$(17,050)	$774,211
Weighted average number of common shares used in basic EPS	36,271,461	36,271,461
Dilutive effect of preferred stock	14,952,060	20,809,143
Dilutive effect of stock options Weighted average number of common shares and dilutive potential common stock used in diluted EPS	- 51,223,521	586,620 57,667,224

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – CONCENTRATIONS

U.S. Postal Service Contracts - The Company receives the majority of its revenues from contracts with the U.S. Postal Service (USPS).  For the three months ended January 31, 2009 and 2008, the revenues from contracts with the USPS represented 64% and 80% of total revenues, respectively.  At January 31, 2009 and October 31, 2008, accounts receivable from the USPS totaled $1,071,701 and $1,236,412, or 47% and 55%, respectively. The contracts currently in effect for USPS routes will expire between July and November 2009 with certain renewal provisions for an additional 2-3 years for the mainland US operations and in June 2009 for Hawaii. The loss of contracts with this customer would have a material negative effect on the operations of the Company.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

General.

     Alpine Aviation Inc. provides air cargo transportation services in the United States in Hawaii, Montana, North Dakota, South Dakota, and Washington. In addition to air cargo transportation, the Company flies charters for other cargo carriers, provides maintenance service on aircraft owned and operated by third parties, and operates a First Officer Training Program.

     During the quarter ended January 31, 2009, cargo volumes were significantly higher (18%) when compared to the same period last year, as the Company carried 3,115 tons this quarter in 2009 as compared to 2,641 tons in the same quarter last year.  This increase in weights is directly attributable to additional charter contract flights flown for our customer in and out of Billings, MT.

     The Company continues to experience significant rising costs in fuel and insurance. While these costs along with the need to continue maintenance and repair of our aircraft place a strong demand on our cash resources, management has been exceptionally proactive in containing and reducing operating costs in order to better maximize the use of cash resources.

Liquidity and Capital Resources

January 31, 2009 and October 31, 2008

     The Company has a working capital position on January 31, 2009 of $1,245,574, as compared to $1,869,086 on October 31, 2008.  The decrease of $623,512 is attributed primarily to the demand on the Company’s cash for operating expenses and an increasing amount for the current portion of notes payable.

The Company has previously seen exceptional improvement in its working capital over prior years and the Management Team continues to make a strong effort to maximize its cash resources during the current economic situation worldwide.

Results of Operation.

    Three months ended January 31, 2009 and 2008.

     During the quarter ended January 31, 2009, we had a net profit of $195,427, with a net loss available to common shareholders of $(17,050) or $0.00 per share versus a net profit of $1,097,544, net profit available to shareholders of $774,211 or $0.02 per share, for the quarter ended January 31, 2008.

     Revenue for the quarter ended January 31, 2009, was $5,456,964, of which $5,414,196 consisted of revenue from operations and $42,768 was derived from public services.  This represents a increase in total revenue of approximately 20% over revenues of $4,562,407 for the same period in 2008.  This change in revenue is primarily due to the minimal decline in the number of charter flights made in Alpine Air’s Hawaii operations combined with our new contracts on the mainland.

     Total direct costs were $4,111,070 in the quarterly period ended January 31, 2009, as compared to $3,263,356 in the same period for the prior year. This increase of 26% in total direct costs is related to the additional costs for our new contracts on the mainland and the overall increase in fuel prices over the past 12 months.

     General and Administrative expenses increased to $718,730 during the quarter ended January 31, 2009, from $353,901 during the quarter ended January 31, 2008.

     During the quarter ended January 31, 2009, there has been an increase of $172,095 in other expense from $158,549 in 2008 to $330,644 in 2009.  This increase is primarily attributed to a $60,015 increase in interest expense, an increased realized loss of $105,118, combined with a decrease in interest revenue of $6,963 over the same period last year.

Off-balance sheet arrangements

We have no off balance sheet arrangements during the quarter ended January 31, 2009.

Forward Looking Statements.

Statements made in this Form 10-Q which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) our ability to retain existing commercial relationships and to obtain additional profitable sources of revenue, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4T Controls and Procedures.

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

Changes in internal control over financial reporting

We had no changes in our internal control over financial reporting during the quarter ended January 31, 2009.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarter ended January 31, 2009, we did not issue any unregistered securities.

Use of Proceeds of Registered Securities

We had no proceeds from the sale of registered securities during the quarter ended January 31, 2009.

Purchases of Equity Securities by Us and Affiliated Purchasers

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs

Month #1 November 1, 2008through November 30, 2008	None	None	None	None
Month #2 December 1, 2008 through December 31, 2008	None	None	None	None
Month #3 January 1, 2009 through January 31, 2009	None	None	None	None
Total	None	None	None	None

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

(a)

None; not applicable.

(b)

Nominating Committee

During the quarterly period ended January 31, 2009, there were no changes in the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

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

ALPINE AIR EXPRESS, INC.

Date:	03/13/09	By:	/s/Eugene R. Mallette
Eugene R. Mallette
Chief Executive Officer and Director

Date:	03/13/09	By:	/s/Don T. Squire Jr.
Don T. Squire Jr.
Chief Financial Officer

Date:	03/13/09	By:	/s/Max A. Hansen
Max A. Hansen
Secretary/Treasurer and Director

Date:	03/13/09	By:	/s/Joseph O. Etchart
Joseph O. Etchart
Chairman

Date:	03/13/09	By:	/s/Kenneth D. Holliday
Kenneth D. Holliday
Director

Date:	03/13/09	By:	/s/Michael Brown
Michael Brown
Director

Date:	03/13/09	By:	/s/Ronald L. Pattison
Ronald L. Pattison
Director

Exhibit 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Eugene R. Mallette, certify that:

     1.   I have reviewed this Quarterly Report (the “Report”) on Form 10-Q of the small business issuer;

     2.   Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

     3.   Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this Report;

     4.   The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Report is being prepared;

b)

evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Report based on such evaluation; and

c)

disclosed in this Report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

     5.   The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions);

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date:	03/13/09	By:	/s/Eugene R. Mallette
Eugene R. Mallette
Chief Executive Officer

Exhibit 31.2

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Don T. Squire, Jr., certify that:

     1.   I have reviewed this Quarterly Report (the “Report”) on Form 10-Q of the small business issuer;

     2.   Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

     3.   Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this Report;

     4.   The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Report is being prepared;

b)

evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Report based on such evaluation; and

c)

disclosed in this Report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

     5.   The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions);

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date:	03/13/09	By:	/s/Don T. Squire, Jr.
Don T. Squire, Jr.
Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Alpine Air Express, Inc. (the “Registrant”) on Form 10-Q for the period ending January 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, Eugene R. Mallette, Chief Executive Officer and Don T. Squire Jr., Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Date:	03/13/09	By:	/s/Eugene R. Mallette
Eugene R. Mallette
Chief Executive Officer

Date:	03/13/09	By:	/s/Don T. Squire Jr.
Don T. Squire Jr.
Chief Financial Officer