Form 10-Q
period 2009-04-30
ALPINE AIR EXPRESS INC/DE
filed 2009-06-12
CIK 1092807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d )OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d )OF THE EXCHANGE ACT

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

Smaller reporting company _ X__

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: June 11, 2009 - 36,271,461 shares of common stock.

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

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2009

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

PAGE
— Condensed Consolidated Balance Sheets at April 30, 2009 (Unaudited) and October 31, 2008 (Audited)	5

— Unaudited Condensed Consolidated Statements of Operations for the three and six Months ended April 30, 2009 and 2008	7
— Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2009 and 2008	9

— Condensed Notes to Unaudited Consolidated Financial Statements	11 - 14

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

 CONSOLIDATED BALANCE SHEETS

ASSETS

	April 30, 2009 Unaudited	October 31, 2008 Audited
CURRENT ASSETS:
Cash and cash equivalents	$132,121	$720,794
Trade accounts receivable, net	2,285,051	2,254,241
Inventories	2,541,139	1,795,119
Prepaid expenses	616,697	658,874
Deposits Cash Value Life Insurance Income Taxes Receivable Investments	13,576 70,005 17,502 115,005	86,667 70,005 53,392 80,082
Deferred tax asset, current	150,000	133,126
Total Current Assets	5,941,096	5,852,300

PROPERTY AND EQUIPMENT, net	20,265,102	19,389,082

OTHER ASSETS	197,729	175,000

DEFERRED TAX ASSETS, long-term	88,982	341,967

TOTAL ASSETS	$26,492,909	$25,758,349

[Continued]

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

[Continued]

LIABILITIES AND STOCKHOLDERS' EQUITY

	April 30, 2009 Unaudited	October 31, 2008 Audited
CURRENT LIABILITIES:
Trade accounts payable	$1,069,784	$1,074,971
Accrued liabilities	935,194	925,458
Deferred Revenue	11,661	11,148
Dividends Payable Deferred Gain on Sale of Assets	81,095 8,632	29,961 -
Line of Credit	448,875	-
Current portion of notes payable	2,223,532	1,941,676
Total Current Liabilities	4,778,773	3,983,214
DEFERRED GAIN ON SALE OF ASSETS	-	95,997
RELATED PARTY LINE OF CREDIT	200,000	-
NOTES PAYABLE, net of current portion	7,670,947	7,836,932
Total Liabilities	12,649,720	11,916,143
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, $9.104 stated value, 1,000,000 shares authorized 820,000 and 840,000 shares issued and outstanding, net of discount	7,465,280	7,557,580
of $0.00 and $89,780. Common stock, $.001 par value, 100,000,000 shares authorized, issued and 36,271,461 shares outstanding Treasury Stock	36,271 (31,797)	36,271 (31,797)
Additional paid-in capital	2,427,171	2,385,315
Retained earnings	3,946,264	3,894,837
Total Stockholders’ Equity	13,843,189	13,842,206
Total Liabilities and Stockholders’ Equity	$26,492,909	$25,758,349

The accompanying notes are an integral part of this consolidated financial statement.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended April 30,	For the Six Months Ended April 30,
	2009	2008	2009	2008
OPERATING REVENUE:
Operations	$5,145,525	$4,789,878	$10,559,721	$9,341,793
Public services	85,434	13,149	128,202	23,641
Total Operating Revenues	5,230,959	4,803,027	10,687,923	9,365,434
DIRECT COSTS:
Operations	4,116,027	3,942,129	8,182,465	7,195,739
Public services	86,545	6,742	131,177	16,487
Total Direct Costs	4,202,572	3,948,871	8,313,642	7,212,226
Gross Profit	1,028,387	854,156	2,374,281	2,153,208
OPERATING EXPENSES:
General and administrative (Gain) loss on disposal of assets	442,340 -	298,876 642	1,161,070 -	652,777 (654,209)
Total Operating Expenses	442,340	299,518	1,161,070	(1,432)
Operating income (loss)	586,047	554,638	1,213,211	2,154,640
OTHER INCOME (EXPENSE):
Interest income	2,643	15,866	8,265	28,450
Interest expense Gain (Loss) on Investments	(213,603) (28,383)	(155,872) -	(444,751) (133,501)	(327,005) -
Total Other Income (Expense)	(239,343)	(140,005)	(569,987)	(298,555)
INCOME (LOSS) BEFORE TAXES AND PREFERRED STOCK DIVIDEND	346,704	414,633	643,224	1,856,085
Current income tax expense (benefit)	-	-	-	-
Deferred income tax expense (benefit)	159,907	152,842	261,000	496,750
INCOME (LOSS)	$186,797	$261,791	$382,224	$1,359,335

(continued)

      ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

[Continued]

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2009	2008	2009	2008
Preferred Stock dividend declared and
Amortization of preferred stock discount analogous to a preferred stock dividend	(118,320)	(314,254)	(330,797)	(637,587)
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$68,477	$(52,463)	$51,427	$721,748
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER COMMON SHARE
Basic	$.00	$.00	$.00	$.02
Diluted	$.00	$.00	$.00	$.01

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months Ended April 30, 2009	For the six months Ended April 30, 2008
Cash flows from operating activities:
Net income (loss)	$382,224	$1,359,335

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized gain on sale of fixed assets Deferred gain amortization	- (87,365)	(654,209) (87,364)
Deferred tax expense (benefit)	236,111	496,750
Depreciation and amortization	1,604,548	1,042,813
Stock based compensation Loss on investment	41,856 127,974	- -

Changes in operating assets and liabilities:
Trade accounts receivable	(30,810)	105,988
Other Assets	(22,729)	-
Inventories Income Taxes Receivable	(746,020) 35,890	(56,642) (17,000)
Prepaid expenses	42,177	(5,597)
Trade accounts payable	(5,187)	(93,817)
Accrued expenses	9,736	26,671
Refundable Deposits	73,091	(3,681)
Deferred Revenue	513	(6,005)
Total adjustments	1,279,785	747,907
Net cash provided by (used in) operating activities	1,662,009	2,107,242

Cash flows from investing activities: Purchases of Investments	(168,449)	-
Sale of Investments	5,552	-
Proceeds from sale of property and equipment	-	1,082,800
Purchase of property and equipment	(2,480,568)	(798,063)
Other Assets	-	9,995
Net cash provided by (used in) investing activities	(2,643,465)	294,732

Cash flows from financing activities: Proceeds from related party line of credit	200,000	-
Payment on notes payable	(1,084,129)	(658,752)
Payment of dividends payable Payment for Redemption of Preferred Stock Line of Credit Increase Proceeds from Note Payable	(189,883) (182,080) 448,875 1,200,000	(345,772) (728,320) - -
Net cash provided by (used in) financing activities	392,783	(1,732,844)

Net change in cash and cash equivalents	(588,673)	669,130

Beginning cash and cash equivalents	720,794	1,108,829

Ending cash and cash equivalents	$132,121	$1,777,959

 [Continued]

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[Continued]

	For the Six Months Ended April 30,
	2009	2008
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$444,751	$329,446
Income taxes	$-	$-

Non-cash investing and financing activities:

For the six months ended April 30, 2009:

The Company recorded the amortization of a preferred stock dividend and reduced retained earnings by   $89,780.

The company declared preferred stock dividends of $241,017.

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

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements – The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 2009 and 2008 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2008 audited financial statements. The results of operations for the periods ended April 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consist of the following at:

	April 30, October, 31
	2009	2008

Trade accounts receivable	$2,306,401	$2,276,781
Employee Advances	1,190	-
Less allowance for doubtful accounts	(22,540)	(22,540)

	$2,285,051	$2,254,241

NOTE 3 - PREPAID EXPENSES

Prepaid expenses consist of the following at:

	April 30, October 31,
	2009	2008

Prepaid expenses and credits	$255,830	$490,975
Prepaid other taxes Prepaid insurance Prepaid training	253,644 97,899 9,324	167,899 - -

	$616,697	$658,874

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVENTORIES

The composition of inventories is as follows at:

	April 30, October 31,
	2009	2008

Aircraft Parts	$1,845,795	$1,363,116
Engine Work in Process Fuel	713,989 33,880	438,884 45,644
Allowance	(52,525)	(52,525)

	$2,541,139	$1,795,119

NOTE 5 – PROPERTY PLANT & EQUIPMENT

Property and equipment consists of the following:

	Estimated life in years	April 30, 2009	October 31, 2008
Building and improvements	10 – 40	$1,286,989	$ 1,286,989
Aircraft	[15]	18,163,662	17,090,688
Engines	7 – 10	10,439,489	9,160,569
Equipment	3 – 10	306,154	290,292
Furniture and fixtures	3 – 10	357,529	356,082
Vehicles	5 – 7	141,941	136,340
		30,695,764	28,320,960
Less: Accumulated depreciation and amortization		(10,430,662)	(8,931,878)
		$20,265,102	$ 19,389,082

NOTE 6 – LINE OF CREDIT

The Company established a $1,000,000 line of credit with a lending institution on February 17, 2009 to help manage cash flow and day to day operations. The line of credit has a variable interest rate, currently 6.5% and matures on February 17, 2010. The interest is payable each month on any outstanding balance. As of April 30, 2009 the outstanding balance was $448,875.

NOTE 7 – RELATED PARTY LINE OF CREDIT

The Company has obtained an additional line of credit with an entity related to the CEO and majority stockholder. It is a $200,000 revolving line initiated on December 31, 2008 and maturing December 29, 2010. Interest rate is 6.5% with a balance of $200,000 on April 30, 2009.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – LONG TERM DEBT

                                                                                                                                      April 30,              October 31,

                                                                                                                                         2009                        2008

                                                                                                                                     ___________       ____________

Note payable issued August 28, 2006 for $1,936,193 due August 28,

2009. Interest rate of 9.5% at January 31, 2008.  Secured by three Aircraft.

Reg # N-17ZV, N-194GA, N-955AA personally guaranteed by an officer/

shareholder.                                                                                                                        1,017,998          $  1,209,653

Lease Obligation issued July 31, 2007 for $6,000,000 due September 30, 2012.

Implied interest rate of 9.33%. Secured by seven Aircraft Reg#N95WA,

N24BH, N950AA, N99CA, N197GA, N127BA, and N192GA.                                     4,108,244              4,641,387

Lease Obligation issued in August 2008 for $4,000,000 due September 2013

Stated Interest Rate of 7.33%. Secured by three aircraft Reg#N219VP, N155CJ,

And N60MJ.                                                                                                                        3,703,993             3,927,568

Lease obligation issued in November 2008 for $1,200,000 due December 31,

2013. Stated interest rate of 9.38% Secured by one aircraft Reg#N153GA.              1,064,244                            -

                                                                                                                                    ____________      _________

                                                                                                                                    $        9,894,479        $   9,778,608

                                                                                              Less current portion          (2,223,532)           (1,941,676)

                                                                                                                                    ____________     __________

                                                                                              Long-term portion      $       7,670,947         $   7,836,932

                                                                                                                                    ____________      __________

NOTE 9 - INCOME (LOSS) PER COMMON SHARE

The following data show the amounts used in computing net income (loss) per common share, for the three and six months ended April 30:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2009	2008	2009	2008
Net income (loss) available to common shareholders	$68,477	$(52,463)	$51,427	$721,748
Weighted average number of common shares used in basic EPS	36,271,461	36,271,461	36,271,461	36,271,461
Dilutive effect of preferred stock Dilutive effect of stock options	39,290,947 -	18,612,622 586,620	37,326,400 -	18,612,622 586,620
Weighted average number of common shares and dilutive potential common stock used in diluted EPS	75,562,408	55,470,703	73,597,861	55,470,703

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – CONCENTRATIONS

U.S. Postal Service Contracts - The Company receives the majority of its revenues from contracts with the U.S. Postal Service (USPS).  For the six months ended April 30, 2009 and 2008, the revenues from contracts with the USPS represented 63% and 77% of total revenues, respectively.  At April 30, 2009 and October 31, 2008, accounts receivable from the USPS totaled $1,212,227 and $1,236,412, or 54% and 55%, respectively. The contracts currently in effect for USPS routes will expire between July and November 2009 with certain renewal provisions for an additional 2-3 years for the mainland US operations. The loss of contracts with this customer would have a material negative effect on the operations of the Company.

During the subsequent quarter, Alpine Air has learned that the US Postal Service has not renewed the contracts in place in Hawaii. These contracts expired June 6, 2009. During the six months ended April 30, 2009 these contracts accounted for 18% of revenue with total Hawaii operations accounting for 27% of total revenue. The Company has signed a two month contract to fly several routes with the company that was awarded several of the USPS contracts. This contract expires August 7, 2009 and management is exploring its options beyond that date.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

General.

     Alpine Aviation Inc. provides air cargo transportation services in the United States in Hawaii, Montana, North Dakota, and South Dakota. In addition to air cargo transportation, the Company flies charters for other cargo carriers, provides maintenance service on aircraft owned and operated by third parties, leases aircraft, and operates a First Officer Training Program.

     During the three months ended  April 30, 2009, cargo volumes were lower (20%) when compared to the same period last year, as the Company carried 2,240 tons this quarter in 2009 as compared to 2,789 tons in the same quarter last year.  This decrease in weight is directly attributable to a decline in the overall weight we carry on each route for all our customers.

     The Company continues to experience significant rising costs in fuel and insurance. While these costs along with the need to continue maintenance and repair of our aircraft place a strong demand on our cash resources, management has been exceptionally proactive in containing and reducing operating costs in order to better maximize the use of cash resources.

Liquidity and Capital Resources

April 30, 2009 and October 31, 2008

     The Company has a working capital position on April 30, 2009 of $1,162,323, as compared to $1,869,086 on October 31, 2008.  The decrease of $706,763 is attributed primarily to the demand on the Company’s cash for operating expenses and an increasing amount for the current portion of notes payable.

The Company has previously seen exceptional improvement in its working capital over prior years and the Management Team continues to make a strong effort to maximize its cash resources during the current economic situation worldwide.

Results of Operation.

    Three months ended April 30, 2009 and 2008.

     During the quarter ended April 30, 2009, we had a net profit of $186,797, with a net profit available to common shareholders of $68,477 or $0.00 per share versus a net profit of $261,791, net loss available to shareholders of $(52,463) or $0.00 per share, for the quarter ended April 30, 2008.

     Revenue for the quarter ended April 30, 2009, was $5,230,959, of which $5,145,525 consisted of revenue from operations and $85,434 was derived from public services.  This represents a increase in total revenue of approximately 9% over revenues of $4,803,027 for the same period in 2008.  This change in revenue is primarily due to the minimal decline in the number of charter flights made in Alpine Air’s Hawaii operations combined with our new contracts on the mainland, new aircraft leases, and an increase in public services revenue.

     During the subsequent quarter, Alpine Air has learned that the US Postal Service has not renewed the contracts in place in Hawaii. These contracts expired June 6, 2009. During the six months ended April 30, 2009 these contracts accounted for 18% of total revenue with total Hawaii operations accounting for 27% of total revenue. The Company has signed a two month contract to fly several routes with the company that was awarded several of the USPS contracts. This contract expires August 7, 2009 and management is exploring its options beyond that date.

     Total direct costs were $4,202,572 in the quarterly period ended April 30, 2009, as compared to $3,948,871 in the same period for the prior year. This increase of 6% in total direct costs is related to the additional costs for our new contracts on the mainland and the overall increase in fuel prices over the past 12 months.

     General and Administrative expenses increased to $442,340 during the quarter ended April 30, 2009, from $298,876 during the quarter ended April 30, 2008.

     During the quarter ended April 30, 2009, there has been an increase of $99,338 in other expense from $140,005 in 2008 to $239,343 in 2009.  This increase is primarily attributed to a $57,731 increase in interest expense, an increased realized loss of $28,383, combined with a decrease in interest revenue of $13,223 over the same period last year.

Off-balance sheet arrangements

We have no off balance sheet arrangements during the quarter ended April 30, 2009.

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

Changes in internal control over financial reporting

We had no changes in our internal control over financial reporting during the quarter ended April 30, 2009.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarter ended April 30, 2009, we did not issue any unregistered securities.

Use of Proceeds of Registered Securities

We had no proceeds from the sale of registered securities during the quarter ended April 30, 2009.

Purchases of Equity Securities by Us and Affiliated Purchasers

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
Month #1 February 1, 2009 through February 28, 2009	None	None	None	None
Month #2 March 1, 2009 through March 31, 2009	None	None	None	None

Month #3 April 1, 2009 through April 30, 2009	None	None	None	None
Total	None	None	None	None

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

(a)

None; not applicable.

(b)

Nominating Committee

During the quarterly period ended April 30, 2009, there were no changes in the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 6. Exhibits

(a) Exhibits and index of exhibits.

         31.1              302 Certification of Eugene R. Mallette

         31.2              302 Certification of Rick C. Wood

         32                 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPINE AIR EXPRESS, INC.

Date:	06/10/09	By:	/s/Eugene R. Mallette
Eugene R. Mallette
Chief Executive Officer and Director

Date:	06/10/09	By:	/s/Rick C. Wood
Rick C. Wood
Accounting Manager and Principal Financial Officer

Date:	06/10/09	By:	/s/Max A. Hansen
Max A. Hansen
Secretary/Treasurer and Director

Date:	06/10/09	By:	/s/Joseph O. Etchart
Joseph O. Etchart
Chairman

Date:	06/10/09	By:	/s/Kenneth D. Holliday
Kenneth D. Holliday
Director

Date:	06/10/09	By:	/s/Ronald L. Pattison
Ronald L. Pattison
Director