Form 10-Q
period 2009-07-31
ALPINE AIR EXPRESS INC/DE
filed 2009-09-11
CIK 1092807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Sept 11, 2009 - 36,271,461 shares of common stock.

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

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2009

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

PAGE
— Condensed Consolidated Balance Sheets at July 31, 2009 (Unaudited) and October 31, 2008 (Audited)	5

— Unaudited Condensed Consolidated Statements of Operations for the three and nine Months ended July 31, 2009 and 2008	7
— Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2009 and 2008	9

— Condensed Notes to Unaudited Consolidated Financial Statements	11 - 14

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

 CONSOLIDATED BALANCE SHEETS

ASSETS

	July 31, 2009 Unaudited	October 31, 2008 Audited
CURRENT ASSETS:
Cash and cash equivalents	$46,500	$720,794
Trade accounts receivable, net	1,867,589	2,254,241
Inventories	2,749,934	1,795,119
Prepaid expenses	656,946	658,874
Deposits Cash Value Life Insurance Income Taxes Receivable Investments	13,232 80,550 17,502 22,037	86,667 70,005 53,392 80,082
Deferred tax asset, current	159,000	133,126
Total Current Assets	5,613,290	5,852,300

PROPERTY AND EQUIPMENT, net	20,396,506	19,389,082

OTHER ASSETS	199,192	175,000

DEFERRED TAX ASSETS, long-term	-	341,967

TOTAL ASSETS	$26,208,988	$25,758,349

[Continued ]

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

[Continued]

LIABILITIES AND STOCKHOLDERS' EQUITY

	July 31, 2009 Unaudited	October 31, 2008 Audited
CURRENT LIABILITIES:
Trade accounts payable	$1,176,873	$1,074,971
Accrued liabilities Dividends Payable	658,547 122,308	925,458 29,961
Deferred Revenue	8,853	11,148
Line of Credit	748,875	-
Current portion of notes payable	5,382,014	1,941,676
Total Current Liabilities	8,097,470	3,983,214
DEFERRED GAIN ON SALE OF ASSETS	-	95,997
RELATED PARTY LINE OF CREDIT DEFERRED TAX LIABILITY	50,000 89,018	- -
NOTES PAYABLE, net of current portion	3,974,480	7,836,932
Total Liabilities	12,210,968	11,916,143
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, $9.104 stated value, 1,000,000 shares authorized 820,000 and 840,000 shares issued and outstanding, net of discount	7,465,280	7,557,580
of $0.00 and $89,780. Common stock, $.001 par value, 100,000,000 shares authorized, issued and 36,271,461 shares outstanding Treasury Stock	36,271 (31,797)	36,271 (31,797)
Additional paid-in capital	2,444,558	2,385,315
Retained earnings	4,083,708	3,894,837
Total Stockholders’ Equity	13,998,020	13,842,206
Total Liabilities and Stockholders’ Equity	$26,208,988	$25,758,349

The accompanying notes are an integral part of this consolidated financial statement.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended July 31,	For the Nine Months Ended July 31,
	2009	2008	2009	2008
OPERATING REVENUE:
Operations	$4,817,312	$4,995,883	$15,377,033	$14,337,676
Public services	6,090	106,298	134,292	129,939
Total Operating Revenues	4,823,402	5,102,181	15,511,325	14,467,615
DIRECT COSTS:
Operations	3,742,150	4,454,097	11,924,615	11,649,836
Public services	44,075	90,401	175,252	106,888
Total Direct Costs	3,786,225	4,544,498	12,099,867	11,756,724
Gross Profit	1,037,177	557,683	3,411,458	2,710,891
OPERATING EXPENSES:
General and administrative (Gain) loss on disposal of assets	441,040 -	420,367 150,149	1,602,110 -	1,073,144 (504,060)
Total Operating Expenses	441,040	570,516	1,602,110	569,084
Operating income (loss)	596,137	(12,833)	1,809,348	2,141,807
OTHER INCOME (EXPENSE):
Interest income	2,395	10,627	10,660	39,077
Interest expense Gain (Loss) on Investments	(215,939) 57,158	(150,666) -	(660,690) (76,343)	(477,671) -
Total Other Income (Expense)	(156,386)	(140,039)	(726,373)	(438,594)
INCOME (LOSS) BEFORE TAXES AND PREFERRED STOCK DIVIDEND	439,751	(152,872)	1,082,975	1,703,213
Current income tax expense (benefit)	-	-	-	-
Deferred income tax expense (benefit)	180,000	(44,401)	441,000	452,349
INCOME (LOSS)	$259,751	$(108,471)	$641,975	$1,250,864

(continued)

      ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

[Continued]

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2009	2008	2009	2008
Preferred Stock dividend declared and
Amortization of preferred stock discount analogous to a preferred stock dividend	(122,307)	(312,762)	(453,104)	(950,349)
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$137,444	$(421,235)	$188,871	$300,515
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER COMMON SHARE
Basic	$.00	$(.01)	$.01	$.01
Diluted	$.00	$(.01)	$.00	$.00

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months Ended July 31, 2009	For the nine months Ended July 31, 2008
Cash flows from operating activities:
Net income (loss)	$641,975	$1,250,862

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized gain on sale of fixed assets Deferred gain amortization	- (95,997)	(504,060) (131,046)
Deferred tax expense (benefit)	405,111	452,350
Depreciation and amortization	2,355,433	1,602,371
Stock based compensation Loss on investment Provision for losses on accounts receivable	59,244 1,059 23,247	- - -

Changes in operating assets and liabilities:
Trade accounts receivable	363,405	72,695
Other Assets	(24,192)	-
Inventories Income Taxes Receivable	(954,815) 35,890	(319,255) (18,333)
Prepaid expenses	1,928	(580,609)
Trade accounts payable	101,902	(367,646)
Accrued expenses	(266,911)	295,453
Refundable Deposits	73,435	(52,681)
Deferred Revenue	(2,295)	(4,669)
Total adjustments	2,076,444	444,570
Net cash provided by (used in) operating activities	2,718,419	1,695,432

Cash flows from investing activities: Purchases of Investments	(168,449)	-
Sale of Investments	225,434	-
Proceeds from sale of property and equipment	-	1,882,800
Purchase of property and equipment Cash Surrender Value of Life Insurance	(3,362,857) (10,545)	(1,978,414) -
Other Assets	-	80,000
Net cash provided by (used in) investing activities	(3,316,417)	(15,614)

Cash flows from financing activities: Proceeds from related party line of credit	50,000	-
Payment on notes payable	(1,622,114)	(915,024)
Payment of dividends payable Payment for Redemption of Preferred Stock Purchase of Treasury Stock Line of Credit Increase Proceeds from Note Payable	(270,977) (182,080) 748,875 1,200,000	(486,043) (1,092,480) (31,797) - -
Net cash provided by (used in) financing activities	(76,296)	(2,525,344)

Net change in cash and cash equivalents	(674,294)	(845,526)

Beginning cash and cash equivalents	720,794	1,108,829

Ending cash and cash equivalents	$46,500	$263,302

 [Continued]

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[Continued]

	For the Nine Months Ended July 31,
	2009	2008
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$660,690	$440,394
Income taxes	$-	$-

Non-cash investing and financing activities:

For the nine months ended July 31, 2009:

The Company recorded the amortization of a preferred stock dividend and reduced retained earnings by   $89,780.

The company declared preferred stock dividends of $363,324.

For the nine months ended July 31, 2008:

The Company had preferred dividend expense of $950,349 which is comprised of $411,670 in preferred dividends and $538,679  of amortized discount on preferred stock analogous to a preferred stock dividend.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements – The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 2009 and 2008 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2008 audited financial statements. The results of operations for the periods ended July 31, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consist of the following at:

	July 31, October, 31
	2009	2008

Trade accounts receivable	$1,913,376	$2,276,781
Less allowance for doubtful accounts	(45,787)	(22,540)

	$1,867,589	$2,254,241

NOTE 3 - PREPAID EXPENSES

Prepaid expenses consist of the following at:

	July 31, October 31,
	2009	2008

Prepaid expenses and credits	$219,079	$490,975
Prepaid other taxes Prepaid insurance Prepaid training	197,060 230,970 9,837	167,899 - -

	$656,946	$658,874

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVENTORIES

The composition of inventories is as follows at:

	July 31, October 31,
	2009	2008

Aircraft Parts	$2,008,532	$1,363,116
Engine Work in Process Fuel	774,856 19,069	438,884 45,644
Allowance	(52,523)	(52,525)

	$2,749,934	$1,795,119

NOTE 5 – PROPERTY PLANT & EQUIPMENT

Property and equipment consists of the following:

	Estimated life in years	July 31, 2009	October 31, 2008
Building and improvements	10 – 40	$1,286,989	$ 1,286,989
Aircraft	[15]	18,437,515	17,090,688
Engines	7 – 10	11,027,047	9,160,569
Equipment	3 – 10	306,654	290,292
Furniture and fixtures	3 – 10	357,529	356,082
Vehicles	5 – 7	141,941	136,340
		31,557,675	28,320,960
Less: Accumulated depreciation and amortization		(11,161,169)	(8,931,878)
		$20,396,506	$ 19,389,082

NOTE 6 – LINE OF CREDIT

The Company established a $1,000,000 line of credit with a lending institution on February 17, 2009 to help manage cash flow and day to day operations. The line of credit has a variable interest rate, currently 6.5% and matures on February 17, 2010. The interest is payable each month on any outstanding balance. As of July 31, 2009 the outstanding balance was $748,875.

NOTE 7 – RELATED PARTY LINE OF CREDIT

The Company has obtained an additional line of credit with an entity related to the CEO and majority stockholder. It is a $200,000 revolving line initiated on December 31, 2008 and maturing December 29, 2010. Interest rate is 6.5% with a balance of $50,000 on July 31, 2009.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – LONG TERM DEBT

Long term debt consists of the following:

                                                                                                                                               July 31,              October 31,

                                                                                                                                                   2009                        2008

                                                                                                                                        ___________       ____________

Note payable issued August 28, 2006 for $1,936,193 due August 28,

2009. Interest rate of 9.5% at January 31, 2008.  Secured by three Aircraft.

Reg # N-17ZV, N-194GA, N-955AA personally guaranteed by an officer/

shareholder.                                                                                                                            $  917,386          $  1,209,653

Lease Obligation issued July 31, 2007 for $6,000,000 due September 30, 2012.

Implied interest rate of 9.33%. Secured by seven Aircraft Reg#N95WA,

N24BH, N950AA, N99CA, N197GA, N127BA, and N192GA.                                          3,834,044              4,641,387

Lease Obligation issued in August 2008 for $4,000,000 due September 2013

Stated Interest Rate of 7.33%. Secured by three aircraft Reg#N219VP, N155CJ,

And N60MJ. The company is currently out of compliance with certain covenants,

therefore, the entire amount has been classified as currently due.                                 3,588,554            3,927,568

Lease obligation issued in November 2008 for $1,200,000 due December 31,

2013. Stated interest rate of 9.38% Secured by one aircraft Reg#N153GA.                    1,016,510                          -

                                                                                                                                        ____________       _________

                                                                                                                                               $   9,356,494          $ 9,778,608

                                                                                              Less current portion                (5,382,014)           (1,941,676)

                                                                                                                                       ____________     __________

                                                                                              Long-term portion                  $ 3,974,480          $ 7,836,932

                                                                                                                                       ____________      __________

NOTE 9 - INCOME (LOSS) PER COMMON SHARE

The following data show the amounts used in computing net income (loss) per common share, for the three and nine months ended July 31:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2009	2008	2009	2008
Net income (loss) available to common shareholders	$137,445	$(421,235)	$188,871	$300,515
Weighted average number of common shares used in basic EPS	36,271,461	36,271,461	36,271,461	36,271,461
Dilutive effect of preferred stock Dilutive effect of stock options	74,652,800 -	26,705,067 636,620	46,658,000 -	26,705,067 636,620
Weighted average number of common shares and dilutive potential common stock used in diluted EPS	110,924,261	63,613,148	82,929,461	63,613,148

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – CONCENTRATIONS

U.S. Postal Service Contracts - The Company receives the majority of its revenues from contracts with the U.S. Postal Service (USPS).  For the nine months ended July 31, 2009 and 2008, the revenues from contracts with the USPS represented 64% and 73% of total revenues, respectively.  At July 31, 2009 and October 31, 2008, accounts receivable from the USPS totaled $1,042,404 and $1,236,412, or 55% and 55%, respectively. During the subsequent quarter, Alpine Air was successful in renewing its contracts in Montana, South Dakota, and North Dakota. The contracts for USPS routes will expire September 2011 with certain renewal provisions for an additional 2-4 years for the mainland US operations. The loss of contracts with this customer would have a material negative effect on the operations of the Company.

During the quarter ending July 31, 2009, Alpine Air has learned that the US Postal Service has not renewed the contracts in place in Hawaii. These contracts expired June 6, 2009 and Alpine Air signed a two month contract to fly several routes with the company that was awarded the contract. That contract expired August 7, 2009 and Alpine Air discontinued operations in Hawaii. During the nine months ended July 31, 2009 these contracts accounted for 17% of revenue with total Hawaii operations accounting for 24% of total revenue. This loss of contract leaves a surplus of aircraft and management is exploring its options regarding the aircraft and operations.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through September 11, 2009.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

General.

     Alpine Aviation Inc. provides air cargo transportation services in the United States in Montana, North Dakota, and South Dakota. In addition to air cargo transportation, the Company flies charters for other cargo carriers, provides maintenance service on aircraft owned and operated by third parties, leases aircraft, and operates a First Officer Training Program.

     During the three months ended July 31, 2009, cargo volumes were lower (25%) when compared to the same period last year, as the Company carried 2,130 tons this quarter in 2009 as compared to 2,841 tons in the same quarter last year.  This decrease in weight is directly attributable to a decline in the overall weight we carry on each route for each of our customers combined with the reduction of flights in Hawaii due to the loss of the US Postal Service contracts on August 7, 2009.

     The Company continues to experience significant rising costs. Insurance,  the need to continue maintenance, and repair of our aircraft place a strong demand on our cash resources. Management has been exceptionally proactive in containing and reducing operating costs in order to better maximize the use of cash resources.

Liquidity and Capital Resources

July 31, 2009 and October 31, 2008

     The Company has a working capital position on July 31, 2009 of $(2,484,180), as compared to $1,869,086 on October 31, 2008.  The decrease of $4,353,265 is attributed primarily to the increase in current liabilities of $4,114,256 due to a lessor of aircraft objecting to the Company allowing aircraft to be operated by a sublessor outside the continental US as well the Company  purportedly not being in compliance with one of several financial covenants within the lease agreement. After quarter end, management has received a refinance commitment, on what we deem favorable terms, to pay off the lease in question. Also, a demand on the Company’s cash for operating expenses and subsequent decrease in current assets accounted for $239,009 of the remaining decrease in working capital.

The Company has previously seen exceptional improvement in its working capital over prior years and the

Management Team continues to make a strong effort to maximize its cash resources during the current economic situation worldwide.

Results of Operation.

     Three months ended July 31, 2009 and 2008.

     During the quarter ended July 31, 2009, Alpine Air had a net profit of $259,751, with a net profit available to common shareholders of $137,444 or $0.00 per share versus a net loss of $(108,471), net loss available to shareholders of $(421,235) or $(0.01) per share, for the quarter ended July 31, 2008.

     Revenue for the quarter ended July 31, 2009, was $4,823,402, of which $4,817,312 consisted of revenue from operations and $6,090 was derived from public services.  This represents a decrease in total revenue of approximately 5% over revenues of $5,102,181 for the same period in 2008.  This change in revenue is primarily due to the decrease in the number of flights made in Alpine Air’s Hawaii operations and a decrease in public services revenue combined with our new contracts on the mainland and new aircraft leases.

     Total direct costs were $3,786,225 in the quarterly period ended July 31, 2009, as compared to $4,544,498 in the same period for the prior year. This decrease of 17% in total direct costs is related to the reduction in the price of fuel, managements efforts to reduce expenses, and a decrease in overall expenses in our Hawaii operations due to the ending of the contracts.

     General and Administrative expenses decreased to $441,040 during the quarter ended July 31, 2009, from $570,516 during the quarter ended July 31, 2008. This decrease of 23% is primarily to managements efforts to reduce and control costs.

     During the quarter ended July 31, 2009, there has been an increase of $16,347 in other expense from $140,039 in 2008 to $156,386 in 2009.  This increase is primarily attributed to a $65,273 increase in interest expense, a realized gain of $57,158, combined with a decrease in interest revenue of $8,232 over the same period last year.

Off-balance sheet arrangements

We have no off balance sheet arrangements during the quarter ended July 31, 2009.

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

Item 4T Controls and Procedures.

Management’s report on internal control over financial reporting

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our CEO and Accounting Manager, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and Accounting Manager concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our CEO and CFO, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our CEO and Accounting Manager have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected our internal controls over financial reporting.

Changes in internal control over financial reporting

We had no changes in our internal control over financial reporting during the quarter ended July 31, 2009.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarter ended July 31, 2009, we did not issue any unregistered securities.

Use of Proceeds of Registered Securities

We had no proceeds from the sale of registered securities during the quarter ended July 31, 2009.

Purchases of Equity Securities by Us and Affiliated Purchasers

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
Month #1 May 1, 2009 through May 31, 2009	None	None	None	None
Month #2 June 1, 2009 through June 30, 2009	None	None	None	None

Month #3 July 1, 2009 through Julye 31, 2009	None	None	None	None
Total	None	None	None	None

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

(a)

None; not applicable.

(b)

Nominating Committee

During the quarterly period ended July 31, 2009, there were no changes in the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

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

ALPINE AIR EXPRESS, INC.

Date:	09/11/09	By:	/s/Eugene R. Mallette
Eugene R. Mallette
Chief Executive Officer and Director

Date:	09/11/09	By:	/s/Rick C. Wood
Rick C. Wood
Accounting Manager and Principal Financial Officer

Date:	09/11/09	By:	/s/Max A. Hansen
Max A. Hansen
Secretary/Treasurer and Director

Date:	09/11/09	By:	/s/Joseph O. Etchart
Joseph O. Etchart
Chairman

Date:	09/11/09	By:	/s/Kenneth D. Holliday
Kenneth D. Holliday
Director

Date:	09/11/09	By:	/s/Michael Brown
Michael Brown
Director
Date:	09/11/09	By:	/s/Ronald L. Pattison
Ronald L. Pattison
Director