Form 10-K/A
period 2008-10-31
ALPINE AIR EXPRESS INC/DE
filed 2010-01-26
CIK 1092807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

January 28, 2009:  Common – 36,200,801

January 28, 2009:  Preferred – 840,000

EXPLANATORY NOTE

     Alpine Air Express (the “Company) is filing this Amendment to its Form 10-K for the fiscal year ended October 31, 2008, which was originally filed  with the Securities and Exchange Commission on January 29, 2009.

     This Form 10-K/A amends and restates its Report of Independent Registered Public Accounting Firm, all Consolidated Financial Statements, and Notes to Consolidated Financial Statements for the fiscal years ended October 31, 2007 and October 31, 2008.  This amendment corrects errors in the reporting of current and deferred income tax expense and the recording of deferred tax assets.  These errors are restated in Note 13-Income Taxes.  This amendment also adds a restatement footnote as Note 18 to the financial statements.  No other information included in the original Form 10-K is amended herein.

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

      Liquidity and Capital Resources.

October 31, 2008 and 2007.

     The Company has a working capital position on October 31, 2008 of $1,839,462, as compared to working capital on October 31, 2007, of $2,321,323. The decrease in working capital has been the direct result of significant reductions in operating expenses, negotiated increases in contract revenues, and re-allocation of aircraft resources, offset by capital expenditures and higher fuel prices.

     The Company's decrease in working capital was a result of multiple factors, including decreases in cash balances of $388,035 and increases in Accounts Receivable of $245,533 and in Inventory of $410,779. There was also an increase in Accounts Payable of $174,389. An increase of $677,268 was also noted in the current portion of the notes payable accounts, as the Company has entered into additional debt for the purchase of additional aircraft.  The Company presently has no material off-balance sheet financing arrangements.

     Total assets increased to $25,413,758 on October 31, 2008 from $23,222,030 on October 31, 2007. Total liabilities also increased to $11,916,143 from $9,109,622 during the same period. Our stockholders' equity has also decreased from $14,112,408 to 13,497,615 for October 31, 2007 and October 31, 2008, respectively.

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

    During the year ended October 31, 2008, the company has continued to reduce the tax NOL carryforward created in prior years and accordingly, there was a decrease in the deferred tax benefits of $434,812.

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

     For the years ended October 31, 2008 and 2007, net increases (uses) in cash and cash equivalents were $(388,035) and $573,295, and ending cash and cash equivalents was $691,296 and $1,079,331, respectively.

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

     Total income tax expense for the year ended October 31, 2008 and 2007 was $434,812 and $1,163,183, respectively.

     For the year ended October 31, 2008 and 2007, income before preferred dividends was $1,376,301 and $2,755,001, or $0.04 per share and $0.08 per share and, respectively. For the same periods net income available to shareholders was $120,193 and $1,445,001, and $0.00 per share and $0.04 per share, respectively. The difference of $1,256,108 and $1,310,000 ($0.03 and $0.04 per share), respectively, is related to dividends declared on preferred stock and the amortization of a preferred stock discount analogous to a preferred stock dividend. The amortization portion of the preferred stock discount will end in December 2008.

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

     Deferred Taxes. Net deferred tax assets of $160,000 and $594,812 are shown net of valuation allowance in the amount of $120,000 and $314,255, as of October 31, 2008 and 2007, respectively, to reflect the likelihood of the recoverability of these assets. Company judgment of the recoverability of these assets is based primarily on estimates of current and expected future earnings and tax planning. The balance of net deferred tax assets will continue to decrease as the Company continues to perform well.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2008

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

PAGE
Report of Independent Registered Public Accounting Firm	2
Consolidated Balance Sheets at October 31, 2008 and 2007	3 - 4
Consolidated Statements of Operations for the years ended October 31, 2008 and 2007	5 - 6
Consolidated Statement of Stockholders' Equity for the years ended October 31, 2008 and 2007	7 – 9
Consolidated Statements of Cash Flows, for the years ended October 31, 2008 and 2007	10 - 11
Notes to Consolidated Financial Statements	12 - 26

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

As described in Note 18 to the financial statements, the financial statements for the years ended October 31, 2008 and 2007 have been restated to correct errors in the reporting of current and deferred income tax expense and the recording of deferred tax assets.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

January 28, 2009, except for Notes 13 and 18

as to which the date is January 26, 2010

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

 CONSOLIDATED BALANCE SHEETS

ASSETS

	October 31, 2008 (As Restated)	October 31, 2007 (As Restated)
CURRENT ASSETS:
Cash and cash equivalents	$720,794	$1,108,829
Trade accounts receivable, net	2,254,241	2,008,708
Inventories	1,795,119	1,384,340
Prepaid expenses	658,874	557,936
Deposits Cash Value Life Insurance Income Taxes Receivable Other Current Assets	86,667 70,005 23,894 80,082	10,130 - - -
Deferred tax asset, current	133,000	116,497
Total Current Assets	5,822,676	5,186,440

PROPERTY AND EQUIPMENT, net	19,389,082	17,302,275

OTHER ASSETS	175,000	255,000

DEFERRED TAX ASSETS, long-term	27,000	478,315

TOTAL ASSETS	$25,413,758	$23,222,030

[Continued ]

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

[Continued]

LIABILITIES AND STOCKHOLDERS' EQUITY

	October 31, 2008 (As Restated)	October 31, 2007 (As Restated)
CURRENT LIABILITIES:
Trade accounts payable	$1,074,971	$900,582
Accrued liabilities	925,458	584,508
Deferred Revenue	11,148	16,992
Dividends Payable	29,961	98,627
Current portion of notes payable	1,941,676	1,264,408
Total Current Liabilities	3,983,214	2,865,117
DEFERRED GAIN ON SALE OF ASSETS	95,997	270,725

NOTES PAYABLE, net of current portion	7,836,932	5,973,780
Total Liabilities	11,916,143	9,109,622
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, $9.104 stated value, 1,000,000 shares authorized 840,000 and 1,000,000 shares issued and outstanding, net of discount of $89,780 and $808,019 for the years ending 2008 and 2007, respectively	7,557,580	8,295,981
Common stock, $.001 par value, 100,000,000 shares authorized, 36,271,461 issued and 36,200,801 and 36,271,461 shares outstanding for the years ended 2008 and 2007, respectively Treasury Stock	36,271 (31,797)	36,271 -
dditional paid-in capital	2,385,315	2,350,103
Retained earnings	3,550,246	3,430,053
Total Stockholders’ Equity	13,497,615	14,112,408
Total Liabilities and Stockholders’ Equity	$25,413,758	$23,222,030

The accompanying notes are an integral part of these consolidated financial statement.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

 CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended October 31, (As Restated)
	2008	2007
OPERATING REVENUE:
Operations	$19,635,882	$18,131,061
Public services	204,494	249,240
Total Operating Revenues	19,840,376	18,380,301
DIRECT COSTS:
Operations	16,162,377	12,306,142
Public services	216,254	162,101
Total Direct Costs	16,378,631	12,468,243
Gross Profit	3,461,745	5,912,058
OPERATING EXPENSES:
General and administrative	1,525,241	1,813,018
(Gain) loss on disposal of assets	(499,623)	(397,918)
Total Operating Expenses	1,025,618	1,415,100
Operating income (loss)	2,436,127	4,496,958
OTHER INCOME (EXPENSE):
Interest income	48,381	44,082
Interest expense	(673,395)	(622,856)
Total Other Income (Expense)	(625,014)	(578,774)
INCOME (LOSS) BEFORE TAXES AND PREFERRED STOCK DIVIDEND	1,811,113	3,918,184
Current income tax expense (benefit)	-	29,498
Deferred income tax expense (benefit)	434,812	1,133,685
INCOME (LOSS) BEFORE PREFERRED STOCK DIVIDEND	$1,376,301	$2,755,001

(continued)

      ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

  CONSOLIDATED STATEMENTS OF OPERATIONS

[Continued]

	For the Years Ended October 31, (As Restated)
	2008	2007
Preferred Stock dividend declared and
Amortization of preferred stock discount analogous to a preferred stock dividend of a Subsidiary	-	(655,000)
NET INCOME (LOSS)	$1,376,301	$2,100,001
Preferred Stock dividend declared and Amortization of preferred stock discount analogous to a preferred stock dividend	(1,256,108)	(655,000)
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$120,193	$1,445,001
NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.00	$0.04
Diluted	$0.00	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED OCTOBER 31, 2008 AND 2007

	Preferred Stock In Parent		Preferred Stock	Common Stock
	Shares	Amount	Discount	Shares	Amount
BALANCE, October 31, 2006	-	-	-	36,271,461	36,271

Issuance of Preferred Stock in Parent	1,000,000	9,104,000	(1,167,139)	-	-

Net income for the year ended October 31, 2007	-	-	-	-	-

Dividends declared and amortization of preferred stock discount analogous to a preferred stock dividend	-	-	359,120	-	-

Stock subscription Receivable	-	-	-	-	-

Debt forgiveness on early N/P redemption	-	-	-	-	-

BALANCE, October 31, 2007	1,000,000	$9,104,000	$(808,019)	36,271,461	$36,271

Net income for the year ended October 31, 2008	-	-	-	-	-

Redemption of Preferred stock	(160,000)	(1,456,640)	-	-	-

Dividends declared and amortization of preferred stock discount analogous to a preferred stock dividend	-	-	718,239	-	-

Amortization of Stock options	-	-	-	-	-

Treasury Stock	-	-	-	-	-

BALANCE, October 31, 2008	840,000	$7,647,360)	$(89,780)	36,271,461	$36,271

                                                                               (continued)

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED OCTOBER 31, 2008 AND 2007

	Additional Paid-in Capital	Stock Subscription Receivable	Treasury Stock	Retained Earnings	Accumulated Total
BALANCE, October 31, 2006	$2,198,452	($260,834)	-	$1,985,052	$3,958,941

Issuance of Preferred Stock in Parent	-	-	-	-	7,936,861

Net income for the year ended October 31, 2007 (As Restated)	-	-	-	2,100,001	2,100,001

Dividends declared and amortization of preferred stock discount analogous to a preferred stock dividend	-	-	-	(655,000)	(295,880)

Stock subscription Receivable	-	260,834	-	-	260,834

Debt forgiveness on early N/P redemption	151,651	-	-	-	151,651

BALANCE, October 31, 2007 (As Restated)	$2,350,103	$-	$-	$3,430,053	$14,112,408

Net income for the year ended October 31, 2008 (As Restated)	-	-	-	1,376,301	1,376,301

Redemption of Preferred Stock	-	-	-	-	(1,456,640)

Dividends declared and amortization of preferred stock discount analogous to a preferred stock dividend	-	-	-	(1,256,108)	(537,869)

Amortization of Stock Options	35,212	-	-	-	35,212

Treasury Stock	-	-	(31,797)	-	(31,797)

BALANCE, October 31, 2008 (As Restated)	$2,385,315	$-	$(31,797)	$3,550,246	$13,497,615

The accompanying notes are an integral part of these consolidated financial statements

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended October 31,
	2008 (As Restated)	2007 (As Restated)
Cash flows from operating activities:
Net income (loss)	$1,376,301	$2,100,001

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized gain on sale of fixed assets	(499,623)	(397,918)
Deferred tax expense (benefit)	434,812	1,133,685
Depreciation and amortization	2,218,710	1,886,493
Change in allowance for bad debt	3,150	5,720
Change in Inventory Valuation Non-Cash Items	5,036 35,212	- 260,834
Preferred Stock Dividends and related amortization	-	655,000

Changes in operating assets and liabilities:
Trade accounts receivable	(248,683)	(199,250)
Inventories	(415,815)	32,731
Income taxes receivable	(23,292)	-
Deposit	-	5,760
Cash Surrender Value of Officer Life Insurance Policy Other Current Assets Prepaid expenses	(70,005) (82) (101,540)	- - 61,485
Trade accounts payable	174,389	(861,391)
Accrued expenses	340,950	54,333
Deferred gain amortization Refundable Deposits	(174,728) (76,537)	(174,729) -
Deferred Revenue	(5,844)	16,992
Total adjustments	1,596,110	2,479,745
Net cash provided by (used in) operating activities	2,972,411	4,579,746

Cash flows from investing activities: Purchase of Marketable Securities	(80,000)	-
Proceeds from sale of property and equipment	1,889,870	556,900
Purchase of property and equipment	(5,695,764)	(2,867,852)
Proceeds from reduction in Security Deposits	80,000	-
Net cash provided by (used in) investing activities	(3,805,894)	(2,310,952)

Cash flows from financing activities:
Payment on notes payable Payment on dividends payable	(1,459,580) (606,535)	(4,119,168) (2,194,443)
Payment on notes payable - related party Purchase of Treasury Stock Payment for Redemption of Preferred Stock	- (31,797) (1,456,640)	(1,254,390) -
Line of Credit Increase	-	(98,000)
Proceeds from Notes payable	4,000,000	6,000,000
Net cash provided by (used in) financing activities	445,448	(1,666,001)

Net change in cash and cash equivalents	(388,035)	602,793

Beginning cash and cash equivalents	1,108,829	506,036

Ending cash and cash equivalents	$720,794	$1,108,829

 [Continued]

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Continued]

	For the Year Ended October 31,
	2008	2007
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$625,014	$703,317
Income taxes	$-	$29,498

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [ CONTINUED]

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

NOTE 3 - PREPAID EXPENSES

  Prepaid expenses consist of the following at:

	October 31,
	2008	2007 (As Restated)

Prepaid expenses and credits	$490,975	$274,719
Prepaid other taxes	167,899	283,217

	$658,874	$557,936

NOTE 4 - INVENTORIES

  The composition of inventories is as follows at:

	October 31,
	2008	2007

Aircraft Parts	$1,363,116	$1,000,025
Work in Process Fuel	438,884 45,644	405,844 25,960
Allowance	(52,525)	(47,489)

	$1,795,119	$1,384,340

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

The following is a summary of notes payable to related parties at October 31,:

	2008	2007
Notes payable - related party	$-	$-

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

                                                                                                                                            _________

                                                                                                                                                                                    _________

                                                                                                                                               $9,778,608

      $7,238,188

                                                                                              Less current portion             (1,941,676)                     (1,264,408)

                                                                                                                                         __________

   _________

                                                                                              Long-term portion                $7,836,932                      $5,973,780

                                                                                                                                          __________

   _________

The estimated aggregate maturities required on long-term debt for each of the individual years at October 31, 2008 are as follows:

2009	$1,941,676
2010	2,112,795
2011	2,209,440
2012	1,627,811
2013	613,253
Thereafter	1,273,633
$9,778,608

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

A summary of the status of the options outstanding under the Company's stock option plans and employment agreements at October 31, 2008 is presented below:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price		Number Exercisable	Weighted Average Exercise Price
$2.50 - $2.75	556,620	2.8 years		$2.53	556,620		$2.53
$0.50 $0.40 $0.30	220,000 337,889 522,500	7.7 years 8.6 years 9.7 years	$ $ $	0.50 0.40 0.30	220,000 - -	$ $ $	0.50 0.40 0.30
	1,637,009	6.9 years	$ 1.11		776,620	$ 1.96

NOTE 12 - INCOME (LOSS) PER COMMON SHARE

The following data show the amounts used in computing net income (loss) per common share, for the years ended October 31:

	For the Year Ended October 31,
	2008 (As Restated)	2007 (As Restated)
Net income (loss) available to common shareholders	$120,193	$1,445,001
Weighted average number of common shares used in basic EPS	36,245,398	36,271,461
Dilutive effect of preferred stock	21,676,190	26,776,471

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - INCOME (LOSS) PER COMMON SHARE (continued)

Dilutive effect of stock options	-	586,620
Weighted average number of common shares and dilutive potential common stock used in diluted EPS	57,921,588	63,634,552

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

NOTE 13 – INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes [SFAS No. 109].  SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.  At October 31, 2008 and October 31, 2007, respectively, the total of all deferred tax assets was approximately $3,213,000 and $3,411,000 and the total of the deferred tax liabilities was approximately $3,053,000 and $2,816,000.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined.

The components of income tax expense (benefit) from continuing operations for the year ended October 31,

	2008 (As Restated)	2007 (As Restated)
Current income tax expense (benefit):
Federal	$-	$29,498
State	-	-
Current tax expense (benefit)	$-	$29,498

Deferred tax expense (benefit) arising from:
Excess of tax over financial accounting depreciation	$116,136	$1,177,546
Deferred gain	69,217	59,877
Allowance for bad debt	(640)	4,151
Inventory Shrinkage	(1,973)	(1,003)
Reserve for accrued vacation	(13,817)	(8,944)
Accrued interest	(73)	12,800
Deferred Compensation due to Stock Options Amortized	(13,000)	-
Foreign net operating loss carryforward	-	-
Net operating loss carryover Alternative Minimum Tax Credits	289,557 (10,595)	(77,799) (32,943)
Valuation allowance	(194,255)	(232,148)
Capital loss carryover	194,255	232,148
Net deferred tax expense (benefit)	$434,812	$1,133,685

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

A reconciliation of income tax expense from continuing operations at the federal statutory rate to income tax expense at the company's effective rate is as follows as of October 31:

	2008 (As Restated)	2007 (As Restated)
Computed tax at the expected federal statutory rate	34.00%	34.00%
State and local income taxes, net of federal benefit	3.96%	3.96%
Capital loss carryover	-	-
Valuation allowance	(10.73)%	(5.92)%
Other Items	(3.22)%	(2.35)%
Income tax expense	24.01%	29.69%

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset (liability) for the year ended October 31, 2008 and at October 31, 2007:

	October 31,	October 31,
	2008 (As Restated)	2007 (As Restated)
Allowance for bad debt	$8,000	$7,360
Reserve for accrued vacation	104,000	90,183
Accrued interest	1,000	927
Inventory Shrinkage	20,000	18,027
Net current tax assets	$133,000	$116,497
Capital Loss carryforward	$120,000	$314,255
Net operating loss carryforward	2,827,000	3,116,557
Valuation allowance	(120,000)	(314,255)
Alternative minimum tax credits	79,000	68,405
Excess of tax over book accounting depreciation	(2,932,000)	(2,815,864)
Deferred Compensation due to Stock Options Deferred sales	13,000 40,000	- 109,217
Foreign net operating loss carryforward	-	-
Net deferred tax (liability)	$27,000	$478,315

As of October 31, 2008 the Company has capital  loss carryforwards of approximately $317,000 that expire in 2010 and a net operating loss carryforward of approximately $7,446,000 that expires in 2025. A valuation allowance in the amount of approximately $317,000 was recorded at October 31, 2008, due to uncertainty of whether the company is more than likely not to generate sufficient capital gains to utilize the benefit of this loss carryforward before its expiration.  The change in the valuation allowance for the year ended October 31, 2008 and 2007 was approximately ($194,000) and ($232,000) , respectively.

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

NOTE 18 –RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The financial statements for the years ended October 31, 2007 and 2008 were restated to correct errors in the reporting of current and deferred income tax expense and the recording of deferred tax assets.  The following financial statement line items for the year ended October 31, 2007 were affected by the corrections:

	As Originally Reported	Restated	Difference
Consolidated Balance Sheet for the year ended October 31, 2007
Prepaid Expenses Total Current Assets DEFERRED TAX ASSETS, long term TOTAL ASSETS Retained Earnings Total Stockholders’ Equity Total Liabilities and Stockholders’ Equity	$ 587,434 5,215,938 850,364 23,623,577 3,831,600 14,513,955 23,623,577	$ 557,936 5,186,440 478,315 23,222,030 3,430,053 14,112,408 23,222,030	$ (29,498) (29,498) (372,049) (401,547) (401,547) (401,547) (401,547)

Consolidated Statement of Operations for the year ended October 31, 2007

Current income tax expense (benefit)

Deferred income tax expense (benefit)

INCOME (LOSS) BEFORE PREFERRED STOCK DIVIDEND

NET INCOME (LOSS)

NET INCOME (LOSS) AVAILABLE TO COMMMON SHAREHOLDERS

NET INCOME (LOSS) PER COMMON SHARE

   Basic

   Diluted

Consolidated Statement of Stockholders’ Equity for the year ended October 31, 2007

Retained Earnings:

   Net income for the year ended October 31, 2007

   BALANCE, October 31, 2007

Accumulated Total:

   Net income for the year ended October 31, 2007

   BALANCE, October 31, 2007

Consolidated Statement of Cash Flows for the year ended October 31, 2007

Cash Flows from Operating Activities:

  Net Income (Loss)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

  Deferred tax expense (benefit)

  Prepaid Expenses

  Total adjustments

	$ - 761,636 3,156,548 2,501,548 1,846,548 0.05 0.03 $ 2,501,548 3,831,600 2,501,548 14,513,955 $ 2,501,548 761,636 31,987 2,078,198	$ 29,498 1,133,685 2,755,001 2,100,001 1,445,001 0.04 0.02 $ 2,100,001 3,430,053 2,100,001 14,112,408 $ 2,100,001 1,133,685 61,485 2,479,745	$ 29,498 372,049 (401,547) (401,547) (401,547) (0.01) (0.01) $ (401,547) (401,547) (401,547) (401,547) $ (401,547) 372,049 29,498 401,547

The following financial statement line items for the year ended October 31, 2008 were affected by the corrections.

	As Originally Reported	Restated	Difference
Consolidated Balance Sheet for the year ended October 31,2008

Income Taxes Receivable

Deferred tax asset, current

Total Current Assets

DEFERRED TAX ASSETS, long term

TOTAL ASSETS

Retained Earnings

Total Stockholders’ Equity

Total Liabilities and Stockholders’ Equity

	$ 53,392 133,126 5,852,300 341,967 25,758,349 3,894,837 13,842,206 25,758,349	$ 23,894 133,000 5,822,676 27,000 25,413,758 3,550,246 13,497,615 25,413,758	$ (29,498) (126) (29,624) (314,967) (344,591) (344,591) (344,591) (344,591)

Consolidated Statement of Operations for the year ended October 31,2008

Deferred income tax expense (benefit)

INCOME (LOSS) BEFORE PREFERRED STOCK DIVIDEND

NET INCOME (LOSS)

NET INCOME (LOSS) AVAILABLE TO COMMMON SHAREHOLDERS

NET INCOME (LOSS) PER COMMON SHARE

   Basic

   Diluted

Consolidated Statement of Stockholders’ Equity for the year ended October 31, 2008

Retained Earnings:

   Net income for the year ended October 31, 2008

   BALANCE, October 31, 2008

Accumulated Total:

   Net income for the year ended October 31, 2008

   BALANCE, October 31, 2008

Consolidated Statement of Cash Flows for the year ended October 31, 2008

Cash Flows from Operating Activities:

  Net Income (Loss)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

  Deferred tax expense (benefit)

  Total adjustments

	$ 491,768 1,319,345 1,319,345 63,237 0.00 0.02 $ 1,319,345 3,894,837 1,319,345 13,842,206 $ 1,319,345 491,768 1,653,066	$ 434,812 1,376,301 1,376,301 120,193 0.00 0.00 $ 1,376,301 3,550,246 1,376,301 13,497,615 $ 1,376,301 434,812 1,596,110	$ (56,956) 56,956 56,956 56,956 - (0.02) $ 56,956 (344,591) 56,956 (344,591) $ 56,956 (56,956) (56,956)

PART III

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

Name	Age	Position	Held Position Since
Eugene R. Mallette	59	CEO	1986
Rick C. Wood	37	Accounting Manager and Principal Financial Officer	2008
Max A. Hansen	59	Secretary/Treasurer and Director	1986
Joseph O. Etchart	60	Chairman	2005
Kenneth D. Holliday	63	Director	2002
Michael Brown	67	Director	2006
Ronald L. Pattison	51	Director	2006

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

     Rick C. Wood was named the Accounting Manager of Alpine Air in February 2008 after serving as the Senior Accountant since February 2006.  He received a Bachelor of Science degree in Accounting from the University of Utah and has served in various accounting capacities for the last nine years.  Prior to coming to Alpine Air he worked as the controller of a local computer company where he began as an accounting clerk and sales consultant. Prior to his accounting career, Mr. Wood had a successful sales career with CompUSA, Gateway Computers, American Express, and Qwest Communications.  He currently volunteers at his local church keeping track of donations and expenses.

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

Date: 1/26/2010                   By: /s/Eugene Mallette

                                            Eugene Mallette, Chief Executive Officer and Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: 1/26/2010                      /s/Eugene Mallette

                                               Eugene Mallette, Chief Executive Officer and Director

Date: 1/26/2010                       /s/Rick C. Wood

                                               Rick C. Wood, Accounting Manager and Principal Financial Officer

Date: 1/26/2010                       /s/Max A. Hansen

                                               Max A. Hansen, Secretary/Treasurer and Director

Date: 1/26/2010                       /s/Joseph O. Etchart

                                               Joseph O. Etchart, Chairman

Date: 1/26/2010                       /s/Kenneth D. Holliday

                                                Kenneth D. Holliday, Director

Date: 1/26/2010                       /s/Michael Brown

                                               Michael Brown, Director

Date: 1/26/2010                       /s/Ronald L. Pattison

                                               Ronald L. Pattison, Director