Form 10-K
period 2009-10-31
ALPINE AIR EXPRESS INC/DE
filed 2010-01-29
CIK 1092807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  October 31, 2009

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

April 30, 2009 - $1,058,599  There are approximately 7,057,327 shares of common voting stock of the Registrant beneficially owned by non-affiliates.  There is a limited public market for the common stock of the Registrant, so this computation is based upon the bid price of $0.15 per share of the Registrant's common stock on the OTC Bulletin Board as of April 30, 2009.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

January 29, 2010:  Common – 36,271,461

January 29, 2010:  Preferred – 820,000

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Background.

     Alpine Air Express, Inc., a Delaware corporation ("Alpine Air"), is engaged in the air cargo business through its wholly owned subsidiary, Alpine Aviation, Inc., a Utah corporation ("Alpine Aviation" or “Alpine”).  Alpine Aviation was organized on October 7, 1975, in the state of Utah.  Alpine Aviation has been operated by the same management since 1986.  Alpine Aviation is an air cargo operator, transporting mail packages and other time-sensitive cargo to  19 cities in the western portion of the mainland United States. Alpine Aviation began its operations in the 1970's with the intent of being a regional charter and cargo carrier.  After present management acquired control in 1986, Alpine Aviation began to focus less on the charter or passenger services and more on the cargo aspects of the airline industry.  Since the 1990's, Alpine Aviation has focused on hauling mail for the United States Postal Service (USPS) and carrying packages for a large nationwide carrier because of their favorable contracts, routes and payment practices.  As a result of this focus, approximately 87% of Alpine Aviation's revenues now come directly from these two customers.

     Alpine Air Express was formed in April, 1994, under the name "Riverside Ventures, Inc."  Prior to its acquisition of Alpine Aviation in June, 2000, Alpine Air Express had no business operations and was actively looking for a business with which to merge or acquire in an effort to create an operation that would provide value to our shareholders.

     On June 12, 2000, Alpine Air Express, under its former name, entered into an agreement and plan of reorganization with Alpine Aviation, pursuant to which Alpine Air acquired all of the outstanding shares of Alpine Aviation. Pursuant to the terms of the reorganization, Alpine Air Express issued 9,895,000 shares of its common stock to the stockholders of Alpine Aviation in exchange for all of the issued and outstanding shares of Alpine Aviation.  As a result of the reorganization, Alpine Aviation became a wholly owned subsidiary of Alpine Air Express.  As a further result of the reorganization, the management of Alpine Aviation assumed control over Riverside Ventures and changed the company's name from "Riverside Ventures, Inc." to the current name of "Alpine Air Express, Inc."  The reorganization has been treated as a "reverse merger," with Alpine Aviation as the surviving entity for accounting purposes and Alpine Air the surviving entity for corporate purposes. At the time of the reorganization, Alpine Air Express had 1,000,000 shares of common stock outstanding.  Following the reorganization, Alpine Air had 10,895,000 shares outstanding, which was composed of the 1,000,000 shares outstanding prior to the issuance of shares for Alpine Aviation and the 9,895,000 newly issued shares to the Alpine Aviation stockholders.  Alpine Air subsequently issued an additional 105,000 shares, bringing the total outstanding shares to 11,000,000 as of 2003. During 2004 and 2005 the Company issued 122,000 shares, bringing the total outstanding shares to 11,122,000 at 2005.  In 2006, we effected a 3 for 1 stock split and issued additional shares for compensation during 2006 resulting in a total of 36,271,461 outstanding shares at both October 31, 2006 and 2007. During 2009 the Company purchased 70,660 shares to hold as Treasury Stock bringing the total shares outstanding to 36,130,141.

Routes and Delivery.

     Alpine Aviation currently has 25 air cargo routes covering 19 cities in six western states in the mainland U.S. Alpine also provides contract cargo charter flights for other carriers and for the public.  Most routes are flown every day and some multiple times per day.  In fiscal 2009, Alpine Aviation transported 9,673 tons of cargo.  The largest component of Alpine Aviation's cargo mix is U.S. mail, which accounted for approximately 66% of our fiscal 2009 revenue. The USPS delivers and picks up all cargo we carry at the aircraft, unless other arrangements are called for separately by the contract.  When the USPS delivers and picks up the mail at the side of our aircraft, we are able to reduce our costs significantly.

     Alpine currently operates 29 aircraft on two national certificates (one is inactive).  The largest aircraft in our fleet is a Beechcraft 1900, which holds approximately 6,000 pounds of cargo.  Our other aircraft type is the Beechcraft 99, which holds approximately 3,400 pounds of cargo. The Company also owns 2 Beechcraft 1900-D aircraft (passenger configuration) and currently leases them on an annual lease basis.

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

Employees.

     Alpine Air has 107 employees, 56 of which are full time, including 9 in administration and 55 in flight operations, which includes 22 pilots.  No employees belong to any labor union or have employment contracts.

ITEM 1A. RISK FACTORS

     Not applicable to smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     Not applicable to smaller reporting companies.

ITEM 2. DESCRIPTION OF PROPERTIES

     Alpine Air is headquartered in its owned facility located in Provo, Utah.  This facility is on leased property at the Provo Municipal Airport. Our hangar consists of approximately 25,000 square feet with attached corporate offices. The hangar and offices have been valued at a cost of approximately $1,200,000.

     The company also leases a 10,403 square foot hangar and a separate maintenance facility in Billings, Montana at the Logan International Airport and has permits to lease and use hangar and office space with the State of Hawaii, Department of Transportation.

     We carry extensive insurance coverage on all facilities as well as aircraft.  Management believes our insurance coverage is adequate to cover any damage to our facilities or aircraft and any resulting liabilities.

ITEM 3. LEGAL PROCEEDINGS

There are two claims pending against the Alpine Air by the FAA from the FAA Regional Office in Renton, Washington.  One claim alleges that contract ramp personnel were allowed to load Alpine Air aircraft even though they had not completed Alpine Air’s hazardous materials training program. The FAA has proposed a civil penalty in the amount of $5,000 and Alpine Air is vigorously contesting the claim. The second FAA claim alleges violations of maintenance requirements for an airplane based in Hawaii during the period of January to February 2009. The FAA has proposed a civil penalty in the amount of $228,250 and Alpine Air is vigorously contesting the claim. The Company believes there is no good faith basis for the amount of either of the claims.

Alpine Air is also contesting a claim made by the State of Hawaii, Department of Transportation, Airports Division, for alleged past due landing fees for the period of April 2004 through 2009 in the amount of $331,584. The claim was not presented to Alpine Air until 2008 and the Company immediately contested the claimed amount. Alpine Air is in the process of concluding a negotiated settlement of the claim for the total sum of $90,000 and the final settlement agreement should be signed within the month.

     Alpine Air Express has evaluated events for the period October 31, 2009 through January 29, 2010, the date the financial statements were issued, and concluded there were no other events or transactions during this period that required recognition or disclosure.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     Not applicable; no matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Alpine Air's common stock is currently quoted on the National Association of Securities Dealers Electronic Bulletin Board under the symbol "APNX". Set forth below are the high and low closing bid prices for our common stock for each quarter during our two most recent fiscal years.  These bid prices were obtained from Yahoo Finance (available on the internet). All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid
January 31, 2008	$0.40	$0.35
April 30, 2008	$0.55	$0.50
July 31, 2008	$0.30	$0.30
October 31, 2008	$0.07	$0.05
January 31, 2009	$0.30	$0.10
April 30, 2009	$0.22	$0.15
July 31, 2009	$0.15	$0.08
October 31, 2009	$0.20	$0.16

     We cannot guarantee that the present market for our common stock will continue or be maintained, and the resale of "unregistered" and "restricted" shares pursuant to Rule 144 of the Securities and Exchange Commission may substantially reduce the market price of our common stock.

Holders.

     As of January 29, 2010, there were 36,130,141 post split shares of common stock outstanding held by approximately 443 active holders of record, including broker-dealers and clearing corporations holding shares on behalf of their customers, as reported by the Company's transfer agent.  This figure does not include an indeterminate number of stockholders who may hold their shares in street name.

Dividends.

     Since its inception, Alpine Air has paid no dividends on its common stock, and we do not anticipate that we will pay any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans.

                     Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	556,620 215,000 300,789	$2.53 $0.50 $0.40	- - -

Equity compensation plans not approved by security holders	362,500 -0-	$0.30 -0-	- -
Total	1,434,909	$1.21	-

Recent Sales of Unregistered Securities.

     Alpine Air has not sold any equity securities during the period covered by this Annual Report that were not registered under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

     During the quarterly period ended October 31, 2009, neither Alpine Air nor any “affiliated purchaser”  as defined in Reg. Section 240.10b-18(a)(3) purchased any of Alpine Air’s common equity.

ITEM 6.  SELECTED FINANCIAL DATA

     Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General.

     Alpine Aviation Inc. provides air cargo transportation services in the United States in Montana, North Dakota, South Dakota, Wyoming, Nebraska, and Colorado.  While the USPS is our primary customer, we also provide contract cargo and charter services for other package delivery and cargo carriers. In addition to air cargo transportation, the Company provides maintenance service on aircraft owned or operated by third parties, leasing of  passenger aircraft, and operates a First Officer Training Program.

     Revenues were $20.4 million in 2009, a 3% increase from $19.8 million in 2008.  The primary increase in revenues was the result of two main events; the award of the Montana, South Dakota, and North Dakota USPS contracts at an increased rate in September 2009 coupled with the loss of the Hawaii USPS contracts and the leasing of two 1900-D passenger aircraft.

     During the quarter ending July 31, 2009, the Company learned that the US Postal Service did not renew the contracts in place in Hawaii. These contracts expired June 6, 2009 and Alpine Air signed a two month contract to fly several routes with the company that was awarded the contract. That contract expired on August 7, 2009 and Alpine Air discontinued operations in Hawaii. The aircraft have been redeployed to the mainland and are being used as spare aircraft in our operations.

     In September 2009 the Company was successful in its attempts to keep the Montana/South Dakota/North Dakota contract with the US Postal service. The contract began on September 5, 2009 and runs for six years through September 5, 2015. In the future, if the Company were unable to renew this contract, it would have a significant impact on earnings and revenues. However, management has had substantial success in renewing contracts with the USPS over the past 20 years.

     In 2009, the Company carried over 9,673 tons of cargo as compared to 11,162 tons in 2008. This decrease is directly attributable to the loss of the Hawaii USPS contracts in August 2009.

     The Company continued to experience rising costs in insurance, contract labor costs and professional services fees. These costs along with the need to continue maintenance and repair of our aircraft place a strong demand on our cash resources.

     In January 2008 and again in May 2008 there were two separate incidents involving the Company’s aircraft. In both cases, the aircraft were damaged beyond repair or unrecoverable. However, both of the aircraft were fully insured and the Company has not experienced any significant effect on operations or its financial position. There were no aircraft dispositions in 2009.

Liquidity and Capital Resources.

October 31, 2009 and 2008.

     The Company has a working capital position on October 31, 2009 of $669,987, as compared to working capital on October 31, 2008, of $1,839,462. The decrease in working capital has been the direct result of a $841,273 decrease in current assets coupled with an increase of $328,202 in current liabilities. The Company presently has no material off-balance sheet financing arrangements.

     Total assets increased to $26,560,224 on October 31, 2009 from $25,413,758 on October 31, 2008. Total liabilities also increased to $12,552,207 from $11,916,143 during the same period. Our stockholders' equity has also increased a total of $510,402, from $13,497,615 to 14,008,017 for October 31, 2008 and October 31, 2009, respectively.

     For the year ended October 31, 2009 there was a net profit from operations before income taxes and preferred stock dividends of $1,629,011. This is a decrease from the previous year’s net income of $1,811,113. Depreciation for the year ending October 31, 2009 was $3,163,137 for an increase of $944,427 over last year. This increase is mostly due to the acquisition of aircraft to the fleet at the end of 2008 and additional ground equipment purchases.

    During the year ended October 31, 2009, the Company increased the tax NOL carryforward. There was a change in the deferred tax accounts of $509,000.

     Investing activities for the year ended October 31, 2009, consisted mainly of the purchases of property and equipment of $3,789,826.

     For the year ended October 31, 2009, net cash used in financing activities was $1,780,307, which includes new funds made available from notes payable of $3,654,048 and proceeds from a lending institution line of credit of $748,875. The subsequent use of these funds were primarily towards notes payable of $5,716,041, the payment of preferred stock dividends of $270,977 and the redemption of $182,080 of Preferred Stock in the Company. All Alpine Air aircraft are currently pledged as collateral on the line of credit, notes payable and preferred stock of the Company.

For the year ended October 31, 2008, net cash received from financing activities was $445,448, which includes new funds made available of $4,000,000 and subsequent use primarily from payments of $1,459,580 towards notes payable and the redemption of $1,456,640 of Preferred Stock in the Company.

     For the years ended October 31, 2009 and 2008, net increases (uses) in cash and cash equivalents were $297,142 and $(468,035), and ending cash and cash equivalents were $1,192,936 and $895,794, respectively.

Results of Operation.

     During the year ended October 31, 2009 total operating revenues were $20,464,409, representing a 3% increase from the 2008 revenues of $19,840,376.  This increase is attributable to the leasing of two Beechcraft 1900-D passenger aircraft. Total direct costs decreased to $15,733,309 from $16,378,631 for the years 2009 and 2008, respectively. This 4% decrease in total direct costs was driven by management’s efforts to reduce costs and operate more efficiently.

     Alpine's revenue from Public Services which include its First Officer Training Program and aircraft maintenance provided to outside entities decreased in 2009 to $142,243 from $204,494 in 2008, while expenses for public services slightly decreased to $215,412 from $216,254 in 2008.

     Operating expenses increased to $2,180,645 from $1,525,241 for the years ended October 31, 2009 and 2008, respectively.  This increase was due mainly a large increase in bad debt expense of $312,359 and increases in professional accounting, consulting, and legal expenses of $120,781. The increase in bad debt expense was due mainly to a large one-time write off of claims with the US Postal Service. During the year ended October 31, 2009 and 2008, gain on disposal of assets was $907 and $499,623, respectively.

     During the year ended October 31, 2009, other expense was $922,351 compared to the previous year total of $625,014. The increase was the direct result of additional interest paid by the Company due to additional financing, a loss on heating oil investments, and a decrease in interest income.

     Total income tax expense for the year ended October 31, 2009 and 2008 was $509,000 and $434,812, respectively.

     For the year ended October 31, 2009 and 2008, income before preferred dividends was $1,120,011 and $1,376,301, or $0.03 per share and $0.04 per share, respectively. For the same periods net income available to shareholders was $544,599 and $120,193, or $0.02 per share and $0.00 per share, respectively. The difference for both years presented is approximately $575,412 and $1,256,108, respectively ($0.01 and $0.02 per share, respectively), which is related to dividends declared on preferred stock and the amortization of a preferred stock discount analogous to a preferred stock dividend. The amortization portion of the preferred stock discount ended in December 2008.

Critical Accounting Policies and Estimates.

     The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of estimates and assumptions to determine certain assets, liabilities, revenues and expenses. Management bases these estimates and assumptions upon the best information available at the time of the estimates or assumptions. The Company's estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from estimates. The most significant estimates made by management include allowance for doubtful accounts receivable, reserves for excess and obsolete inventories, deferred tax asset valuation,  and valuation of long-lived assets.

     Following is a discussion of critical accounting policies and related management estimates and assumptions.

     Allowance for Doubtful Accounts. An allowance for doubtful accounts receivable in the amount of $66,530 and $22,540, respectively, as of October 31, 2009 and 2008, and was established based on management's estimates of the collectability of accounts receivable. The required allowance is determined using information such as customer credit history, industry information, credit reports, customer financial condition and the collectability of outstanding accounts receivables associated with a discontinued business segment. The estimates can be affected by changes in the financial strength of the aviation industry, customer credit issues or general economic conditions.

     Inventories. The Company's parts inventories are valued at the lower of cost or market. Reserves for excess and obsolete inventories in the amount of $52,523 and $52,525, respectively, as of October 31, 2009 and 2008, are based on assessment of the marketability of slow-moving and obsolete inventories. Estimates are subject to volatility and can be affected by reduced equipment utilization, existing supplies of used inventory available for sale, the retirement of aircraft or ground equipment and changes in the financial strength of the aviation industry.

     Deferred Taxes. The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered based primarily on estimates of current and expected future earnings. Net deferred tax liability of $349,000 existed as of October 31, 2009 and net deferred tax assets of $160,000 existed as of October 31, 2008.

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

Off-Balance Sheet Arrangements.

   None; not applicable.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALPINE AIR EXPRESS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2009 and 2008

ALPINE AIR EXPRESS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2009 and 2008

CONTENTS

PAGE
Report of Independent Registered Public Accounting Firm Report of Independent Registered Public Accounting Firm	2 3
Consolidated Balance Sheets at October 31, 2009 and 2008	4
Consolidated Statements of Income for the years ended October 31, 2009 and 2008	5
Consolidated Statement of Stockholders' Equity for the years ended October 31, 2009 and 2008	6 – 7
Consolidated Statements of Cash Flows for the years ended October 31, 2009 and 2008	8 - 9
Notes to Consolidated Financial Statements	10 - 18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Alpine Air Express, Inc.

We have audited the accompanying consolidated balance sheet of Alpine Air Express, Inc. as of October 31, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year ended October 31, 2009. Alpine Air Express, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alpine Air Express, Inc. as of October 31, 2009, and the results of its operations and its cash flows for the year ended October 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/Jones Simkins, P.C.

JONES SIMKINS, P.C.

January 29, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

ALPINE AIR EXPRESS, INC. AND SUBSIDIARY

Provo, Utah

We have audited the accompanying balance sheet of Alpine Air Express, Inc. and Subsidiary as of October 31, 2008 and the related statements of operations, stockholders' equity and cash flows for the year ended October 31, 2008. Alpine Air Express, Inc. and Subsidiary’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alpine Air Express, Inc. and Subsidiary as of October 31, 2008 and the results of its operations and its cash flows for the year ended October 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 18 to the financial statements, the financial statements for the year ended October 31, 2008 has been restated to correct errors in the reporting of current and deferred income tax expense and the recording of deferred tax assets.

/s/Pritchett Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

January 28, 2009, except for Notes 14 and 18

as to which the date is January 26, 2010

ALPINE AIR EXPRESS, INC.

CONSOLIDATED BALANCE SHEETS

October 31, 2009 and 2008

ASSETS

	2009	2008
CURRENT ASSETS:
Cash and cash equivalents	$992,241	$ 720,794
Trade accounts receivable, net	1,468,854	2,254,241
Inventories	1,850,486	1,795,119
Prepaid expenses	253,399	658,874
Deposits Cash value life insurance Income taxes receivable	64,549 80,550 324	86,667 70,005 23,894
Deferred tax asset, current Other current assets	271,000 -	133,000 80,082
Total current assets	4,981,403	5,822,676
PROPERTY AND EQUIPMENT, NET RESTRICTED CASH	21,235,497 200,695	19,389,082 175,000
OTHER ASSETS, NET	142,629	-
DEFERRED TAX ASSETS	-	27,000
Total assets	$26,560,224	$ 25,413,758

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$991,513	$ 1,074,971
Accrued liabilities Dividends payable	837,229 244,616	925,458 29,961
Deferred revenue	120,037	11,148
Line of credit	276,021	-
Current portion of long-term debt	1,842,000	1,941,676
Total current liabilities	4,311,416	3,983,214
DEFERRED GAIN ON SALE OF ASSETS	-	95,997
DEFERRED TAX LIABILITY LINE OF CREDIT	620,000 472,854	- -
LONG-TERM DEBT, net of current portion	7,147,937	7,836,932
Total liabilities	12,552,207	11,916,143
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, $9.104 stated value, 1,000,000 shares authorized, 820,000 and 840,000 shares, respectively, issued and outstanding, net of discount of $0.00 and $89,780, respectively.	7,465,280	7,557,580
Common stock, $.001 par value, 100,000,000 shares authorized, 36,271,461 shares issued and outstanding.	36,271	36,271
Additional paid-in capital	2,457,550	2,385,315
Retained earnings	4,094,845	3,550,246
	14,053,946	13,529,412
Less treasury stock, 141,320 and 70,660 shares at cost, respectively	(45,929)	(31,797)
Total stockholders’ equity	14,008,017	13,497,615
Total liabilities and stockholders’ equity	$26,560,224	$ 25,413,758

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE AIR EXPRESS, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years Ending October 31, 2009 and 2008

	2009	2008
OPERATING REVENUE:
Operations	$20,322,166	$19,635,882
Public services	142,243	204,494
Total operating revenues	20,464,409	19,840,376
DIRECT COSTS:
Operations	15,517,897	16,162,377
Public services	215,412	216,254
Total direct costs	15,733,309	16,378,631
Gross profit	4,731,100	3,461,745
OPERATING EXPENSES:
General and administrative	2,180,645	1,525,241
Total operating expenses	2,180,645	1,525,241
Operating income	2,550,455	1,936,504
OTHER INCOME (EXPENSE):
Interest income	18,451	48,381
Interest expense Gain on disposal of assets Other	(857,184) 907 (83,618)	(673,395) 499,623 -
Total other income (expense)	(921,444)	(125,391)
INCOME BEFORE TAXES AND PREFERRED STOCK DIVIDEND	1,629,011	1,811,113
Current income tax expense	-	-
Deferred income tax expense	509,000	434,812
NET INCOME	1,120,011	1,376,301
Preferred stock dividend declared and amortization of preferred stock discount analogous to a preferred stock dividend.	(575,412)	(1,256,108)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$544,599	$120,193

NET INCOME PER COMMON SHARE
Basic	$0.02	$0.00
Diluted	$0.01	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE AIR EXPRESS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

Years Ending October 31, 2009 and 2008

	Preferred Stock		Preferred Stock	Common Stock
	Shares	Amount	Discount	Shares	Amount
Balance at November 1, 2007	1,000,000	$9,104,000	$(808,019)	36,271,461	$36,271

Net income	-	-	-	-	-

Redemption of preferred stock	(160,000)	(1,456,640)	-	-	-

Dividends declared and amortization of preferred stock discount analogous to a preferred stock dividend	-	-	718,239	-	-

Stock compensation expense	-	-	-	-	-

Purchase of Treasury stock	-	-	-	-	-

Balance at October 31, 2008	840,000	$7,647,360	$(89,780)	36,271,461	$36,271

Net income	-	-	-	-	-

Redemption of preferred stock	(20,000)	(182,080)	-	-	-

Dividends declared and amortization of preferred stock discount analogous to a preferred stock dividend	-	-	89,780	-	-

Stock compensation expense	-	-	-	-	-

Purchase of treasury stock	-	-	-	-	-

Balance at October 31, 2009	820,000	$7,465,280	$-	36,271,461	$36,271

                                                                               (continued)

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE AIR EXPRESS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

Years Ending October 31, 2009 and 2008

	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Total
Balance at November 1, 2007	$2,350,103	-	$3,430,053	$14,112,408

Net income	-	-	1,376,301	1,376,301

Redemption of preferred stock	-	-	-	(1,456,640)

Dividends declared and amortization of preferred stock discount analogous to a preferred stock dividend	-	-	(1,256,108)	(537,869)

Stock compensation expense	35,212	-	-	35,212

Purchase of treasury stock	-	(31,797)	-	(31,797)

Balance at October 31, 2008	$2,385,315	$(31,797)	$3,550,246	$13,497,615

Net income	-	-	1,120,011	1,120,011

Redemption of preferred stock	-	-	-	(182,080)

Dividends declared and amortization of preferred stock discount analogous to a preferred stock dividend	-	-	(575,412)	(485,632)

Stock compensation expense	72,235	-	-	72,235

Purchase of treasury stock	-	(14,132)	-	(14,132)

Balance at October 31, 2009	$2,457,550	$(45,929)	$4,094,845	$14,008,017

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE AIR EXPRESS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Years Ending October 31, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,120,011	$1,376,301
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of assets Deferred gain amortization	(907) (95,997)	(499,623) (174,728)
Deferred tax expense	509,000	434,812
Depreciation and amortization	3,163,137	2,218,710
Stock based compensation	72,235	35,212
Provision for losses on accounts receivable Provision for inventory obsolescence	43,990 (2)	3,150 5,036
Changes in operating assets and liabilities:
Trade accounts receivable	741,397	(248,683)
Other assets	10,082	(80,082)
Inventories	(55,365)	(415,815)
Income taxes receivable Prepaid expenses	23,570 383,329	(23,292) (101,540)
Trade accounts payable Accrued liabilities Deposits	(83,458) (85,559) 22,118	174,389 340,950 (76,537)
Deferred revenue	108,889	(5,844)
Net cash provided by operating activities	5,876,470	2,962,416

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	1,350	1,889,870
Purchases of property and equipment	(3,789,826)	(5,695,764)
Cash proceeds from reduction in surrender value of life insurance	(10,545)	(70,005)
Net cash used in investing activities	(3,799,021)	(3,875,899)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on long-term debt Payment on dividends payable	(5,716,041) (270,977)	(1,459,580) (606,535)
Payment for redemption of preferred stock Purchase of treasury stock	(182,080) (14,132)	(1,456,640) (31,797)
Change in line of credit Proceeds from related party line of credit	748,875 200,000	- -
Principal payments on related line of credit Proceeds from long-term debt	(200,000) 3,654,048	- 4,000,000
Net cash provided by (used in) financing activities	(1,780,307)	445,448

Net change in cash and cash equivalents	297,142	(468,035)

BEGINNING CASH AND CASH EQUIVALENTS	895,794	1,363,829

ENDING CASH AND CASH EQUIVALENTS	$1,192,936	$895,794

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE AIR EXPRESS, INC

CONSOLIDATED STATEMENT OF CASH FLOWS

 Years Ending October 31, 2009 and 2008

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	2009	2008
Cash paid during the year for:
Interest	$857,184	$625,014
Income taxes	$-	$-

For the year ended October 31, 2009:

The Company recorded the amortization of a preferred stock dividend and reduced retained earnings by $89,780.

The Company acquired property and equipment in exchange for long-term debt of $1,200,000.

The Company  capitalized debt issuance costs of $70,652.

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

As required by ASC Topic 718, the Company has established the amortization of the value of Stock Options issued during the year. Total cost recorded this year is $35,212 which is a non-cash item.

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE AIR EXPRESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2009 and 2008

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

Principles of consolidation – The consolidated financial statements include the accounts and operations of Alpine Air Express, Inc., and its wholly-owned subsidiary Alpine Aviation, Inc. as of October 31, 2009 and 2008 (together referred to as the Company). All material inter-company transactions and accounts have been eliminated in the consolidation.

Cash and cash equivalents - The Company considers demand deposits at banks and money market funds at other financial institutions with an original maturity of three months or less to be cash equivalents.

Restricted cash - At October 31, 2009 and 2008, the Company had two restricted cash time deposits totaling $200,695 and $175,000, respectively, held as collateral for debt of a third party.

Concentration of credit risk – The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Trade accounts receivable – Accounts receivable are amounts due for services performed and are unsecured. Accounts receivable are carried at their estimated collectible amounts. Credit is generally extended on a short-term basis; thus accounts receivable do not bear interest although a finance charge may be applied to such receivables that are past the due date. Accounts receivable are periodically evaluated for collectibility based on past credit history with clients. Provisions for losses on accounts receivable are determined on the basis of loss experience, know and inherent risk in the account balance, and current economic conditions.

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

Engine overhauls - The Company uses the deferral method of accounting for our major engine and airframe component overhauls and provides for major engine and airframe component overhaul costs to be capitalized and depreciated over the estimated useful life of the engine and airframe components.

Impairment of long-term assets - The Company reviews all long-term assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable through undiscounted future cash flows. If an impairment loss has occurred, such loss is recognized in the determination of net income.

ALPINE AIR EXPRESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2009 and 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

Income taxes - The Company utilizes the liability method of accounting for income taxes.  Under the liability method, deferred tax assets and liabilities are determined based on the difference between financial accounting and tax bases of assets and liabilities using enacted tax rates in effect during the years in which the differences are expected to reverse.  An allowance against deferred tax assets is recorded in whole or in part when it is more likely than not that such tax benefits will not be realized. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties as an other expense.

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

Fair value of financial instruments - Cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of these instruments.

Income per common share - The Company follows the provisions of ASC Topic 260 "Earnings Per Share".  ASC Topic 260 requires the presentation of basic and diluted earning per share.  Basic earnings per share are calculated by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are similarly calculated, except that the weighted-average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential.  Potential common shares having an anti-dilutive effect on periods presented are not included in the computation of dilutive earning per share.

Revenue and cost recognition - The Company utilizes the accrual method of accounting whereby revenue is recognized when earned. Air freight revenue is recognized upon delivery of cargo to its destination.  Public services revenue consists of charter income, pilot training fees, and customer maintenance services.  Charter income and customer maintenance services income is recognized when the service is performed.  Pilot training revenue is recognized over the course of the program, based on the pro rata share of the course completed to date.  Tuition revenue received, but not yet earned, is deferred.

Recently Enacted Accounting Standards – ASC Topic 820,  “Fair Value Measurements”, ASC Topic 825, “Financial Instruments”, ASC Topic 810,  “Consolidation”, ASC Topic 815, “Derivatives and Hedging”, and ASC Topic 944, “Financial Services”, were recently issued.  These topics have no current applicability to the Company or their effect on the financial statements would not have been significant.

The Company adopted new income tax guidance pertaining to uncertain tax positions issued by the Financial Accounting Standards Board (“FASB”) at the beginning of fiscal year 2008. This new guidance was issued to clarify what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. The provisions of this guidance apply broadly to all tax positions taken by a company, including decisions to not report income in a tax return or to classify a transaction as tax exempt. The prescribed approach is determined through a two-step benefit recognition model. The amount of benefit to recognize is measured as the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. The tax position must be derecognized when it is no longer more likely than not of being sustained. At October 31, 2009, the Company did not recognize any amounts related to this new standard.

Stock Based Compensation - The Company currently accounts for its stock based compensation in accordance with ASC Topic 718 "Accounting for Stock-Based Compensation." This topic establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation.

Reclassification – The financial statements for periods prior to October 31, 2009 have been reclassified to conform to the headings and classifications used in the October 31, 2009 financial statements.

NOTE 2 - TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consist of the following:

	2009	2008

Trade accounts receivable	$1,535,384	$2,276,781
Less allowance for doubtful accounts	(66,530)	(22,540)
	$1,468,854	$2,254,241

ALPINE AIR EXPRESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2009 and 2008

NOTE 3 - PREPAID EXPENSES

Prepaid expenses consist of the following:

	2009	2008

Prepaid expenses and credits	$84,954	$212,902
Prepaid other taxes Prepaid insurance Prepaid training	81,332 80,907 6,206	167,899 252,122 25,951
	$253,399	$658,874

NOTE 4 - INVENTORIES

Inventories consist of the following:

	2009	2008

Aircraft parts	$1,620,614	$1,363,116
Work in process Fuel	247,089 35,306	438,884 45,644
Allowance for obsolescence	(52,523)	(52,525)
	$1,850,486	$1,795,119

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated life in years	2009	2008
Building and improvements	10 - 40	$1,286,989	$1,286,989
Aircraft	[15]	18,746,456	17,090,688
Engines	7 - 10	12,185,742	9,160,569
Equipment	3 - 10	306,655	290,292
Furniture and fixtures	3 - 10	329,029	356,082
Vehicles	5 - 7	140,540	136,340
		32,995,411	28,320,960
Less:accumulated depreciation and amortization		(11,759,914)	(8,931,878)
		$21,235,497	$19,389,082

Sales/Leasebacks - In April 2004, the Company entered into a sale/leaseback agreement with a third party, wherein, the Company sold an aircraft for $650,000 and entered into an operating lease (See Note 6).  The Company recorded a deferred gain of $355,716 which was amortized over the life of the lease as an offset to lease expense. This lease ended in May 2009 and the deferred gain has been fully amortized. The Company will lease this aircraft on a monthly, as needed basis.

In June 2004, the Company entered into a sale/leaseback agreement with a third party, wherein, the Company sold an aircraft for $650,000 and entered into an operating lease (See Note 6).  The Company recorded a deferred gain of $517,929 which was amortized over the life of the lease as an offset to lease expense.  In addition, $80,000 of the proceeds from this sale are invested in a time deposit as collateral on the lessor’s debt.  These funds are recorded as a restricted time deposit on the Company's records. This lease ended in June 2009 and the deferred gain has been fully amortized. The Company will lease this aircraft on a monthly, as needed basis.

In April 2006, the Company entered into a sale/leaseback agreement with a third party, wherein, the Company sold an aircraft for $675,000 and entered into a six month operating lease. The Company recorded a gain on the sale of the aircraft during the second quarter of 2006 in the amount of $594,586. There is no continuing commitment on the part of the Company to continue the operating lease beyond six months. In addition, $95,000 of the proceeds from this sale are invested in a time deposit as collateral on the lease. These funds are recorded as a restricted time deposit on the Company records. The Company leased this aircraft in 2009 on a monthly, as needed basis.

ALPINE AIR EXPRESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2009 and 2008

NOTE 6 - OPERATING LEASES

On March 20, 2001, the Company entered into a 30-year lease agreement with two five-year extension options for real property at the Provo, Utah Airport. The Company also leases a hangar and a maintenance facility in Billings, Montana at the Logan International Airport. The lease for the hangar is for a term of five years ending October 31, 2012. The lease term for the maintenance facility is one year ending March 10, 2010. These operating lease agreements contain scheduled rent escalation clauses based on changes in the consumer price index that are being amortized over the term of the lease using the straight-line method. In addition to the operating leases reported above, the Company has two revocable permits (month-to-month leases) with the State of Hawaii, Department of Transportation to use hangar and office space for its air cargo operations and the permits are renewed on an annual basis. The Company has chosen to continue this lease despite not having operations currently in Hawaii.

Future minimum lease payments for the years ending October 31, are as follows:

2010	$37,211
2011	33,211
2012	33,211
2013	13,265
2014	13,265
Thereafter	217,762
$347,925

Total rental expense for the period ending October 31, 2009 and 2008 was $92,728 and $199,254, respectively.

Aircraft - In April and June of 2004 and again in April of 2006, the Company entered into certain sale/leaseback agreements (See Note 5).  The Company agreed to lease two aircraft for sixty months.  It has also agreed to lease a third aircraft on a month to month basis. The Company is also required to pay an additional amount to the Lessor based on the aircraft’s actual flight time. The Lessor is responsible for engine and propeller overhauls and certain qualifying improvements to all leased aircraft. These aircraft leases ended in 2009 and the Company will lease the aircraft on a month to month basis, as needed.

Total lease expense for the years ending October 31, 2009 and 2008 was $220,595 and $475,582, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

Personal Guarantee - The Company's major shareholder/officer has personally guaranteed several notes which are also collateralized by certain aircraft of the Company.  (See Note 9)

Aircraft Purchase - In December 2003, the Company acquired 16 aircraft from an entity related to an officer and majority shareholder of the Company for $9,900,000.  The consideration paid included $9,104,000 in preferred stock of the Company's subsidiary Alpine Aviation, Inc. and the assumption of the underlying debt on the aircraft totaling $709,981.  The remaining $86,019 was recorded as a payable to the entity related to an officer and majority shareholder of the Company.  As the aircraft were purchased from a related party they have been recorded at their carryover basis of $4,111,485.  A discount on preferred stock in the amount of $3,591,195, net of tax effect of $2,197,320, has been recorded and is being amortized as dividends over a five year period.  The preferred stock provides for monthly dividends at an annual rate of 6.5%, and is not convertible. The Company can redeem the subsidiary's preferred stock any time and the entity related to an officer and majority shareholder of the Company can call for redemption of the subsidiary's preferred stock any time after December 31, 2011.

NOTE 8 – LINE OF CREDIT

The Company established a $1,000,000 line of credit with a lending institution on February 17, 2009 to help manage cash flow and day to day operations.  The line of credit has a variable interest rate, currently 6.5% and matures on February 17, 2010.  The interest is payable each month on any outstanding balance.  As of October 31, 2009 the outstanding balance was $748,875. Subsequent to year end $472,854 of the amount outstanding was refinanced to a long-term note. (See Note 17)

ALPINE AIR EXPRESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2009 and 2008

NOTE 9 – LONG TERM DEBT

Long term debt consists of the following:

2009

2008

Note payable issued August 28, 2006 for $1,936,193 due August 28,

2011. Interest rate of  8.75% at October 31, 2009.  Secured by three Aircraft.

Reg #N17ZV, N955AA, and N194GA and personally guaranteed by an officer/shareholder. Subsequent to year end this note was refinanced to a long-term note. (See Note 17)

$

815,083

$

1,209,653

Note payable issued on August 19, 2009 for $2,524,200 due August 19, 2012.

Current interest rate of 6.5%. Secured by four aircraft Reg #N154GA, N99GH,

N326CA, and N239AL and personally guaranteed by an officer/shareholder.               2,453,216

-

Note payable issued on September 22, 2009 for $1,200,500 due September 22,

2010. This is an interest only note with an interest rate of 4.75%. Personally guaranteed by an officer/shareholder. Subsequent to year end this note was refinanced to a long-term note. (See Note 17)

   1,200,500

-

Capital lease obligations (see Note 10)

4,521,138

8,568,955

8,989,937

9,778,608

Less current portion

(1,842,000)

(1,941,676)

Long-term portion

$

7,147,937

$

7,836,932

The estimated aggregate maturities required on long-term debt for each of the individual years at October 31, 2009 are as follows:

2010	$1,843,000
2011	2,031,079
2012	3,146,328
2013	410,992
2014	143,949
Thereafter	1,415,589
$8,989,937

NOTE 10 – CAPITAL LEASE OBLIGATIONS

The company leases seven aircraft under capital lease agreements which provide for the option to purchase the aircraft at the end of the leases. The leases are payable in aggregate monthly payments of approximately $146,000, having imputed interest rates ranging from 7.33% to 8.15%, and are secured by the aircraft being leased. Future minimum lease payments under capital leases are approximately as follows:

Year Ending October 31,	Amount
2010	$1,757,000
2011	1,757,000
2012	1,390,000
2013	291,000
5,195,000
Less amount representing interest	(673,862)
Present Value of future minimum lease payments	$4,521,138

The cost, accumulated amortization, and amortization expense of aircraft under capital lease is approximately as follows:

	2009	2008

Cost	$7,476,024	$9,120,530
Accumulated amortization	$2,821,641	$1,506,917
Amortization expense	$755,982	$472,938

ALPINE AIR EXPRESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2009 and 2008

NOTE 11 – PREFERRED STOCK

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

NOTE 12 – STOCK OPTIONS

The Company’s equity incentive plan allows the Company to issue incentive stock options (ISO's), non-statutory stock options and restricted shares to employees, directors, and consultants of the Company. Annually, commencing January 2002, the aggregate number of shares of the Company's common stock available for award under the plan shall increase by the lesser of 250,000 or seven percent of the outstanding stock less the number of shares previously authorized for the plan, respectively. After August 18, 2011, the plan terminates and no further options may be granted. The exercise price of options granted under the terms of the plan must not be less than 100% of the fair market value of the shares as of the date of grant. Additionally, no individual may be granted more than 100,000 options in any given year. All options issued under the plan are exercisable for ten years and vest after two years. The Company has not received and does not intend to request a determination from the Internal Revenue Service that the options issued under the plan will qualify under the Code for treatment as qualified incentive stock options.

ALPINE AIR EXPRESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2009 and 2008

A summary of the options outstanding is presented below:

	October 31, 2009		October 31, 2008
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	1,637,009	$0.30 – 2.50	1,211,106	$0.40 – 2.50
Granted	-	-	575,000	0.30
Exercised	-	-	-	-
Forfeited	202,100	0.30 – 2.50	149,097	0.30 – 2.50
Expired	-	-	-	-
Outstanding at end of year	1,434,909	$0.30 – 2.50	1,637,009	$0.30 – 2.50
Weighted average fair value of options granted during the year	-	-	575,000	$0.30

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.50	554,120	1.8 years	$2.50	554,120	$2.50
$0.30 - $.050	880,789	7.9 years	$0.38	565,789	$0.43
	1,434,909	5.5 years	$ 1.20	1,119,909	$ 1.45

NOTE 13 - INCOME PER COMMON SHARE

The following data show the amounts used in computing net income per common share, for the years ended October 31:

	2009	2008
Net income (loss) available to common shareholders	$544,599	$120,193
Weighted average number of common shares used in basic EPS	36,271,461	36,245,398
Dilutive effect of preferred stock	46,658,000	21,676,190

Dilutive effect of stock options Weighted average number of common shares and dilutive potential common stock used in diluted EPS	- 82,929,461 __________	- 57,921,588 _________

For the year ended October 31, 2009 and 2008, 1,434,909 and 1,637,009 outstanding options, respectively, were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive. During April 2007 the Company issued 1,000,000 series A, 6.5% preferred shares with a stated value of $9.104 per share.  These preferred shares have no voting rights and are convertible into common stock at the current market value. They do have a dilutive effect and are included in the computation of EPS. The number of preferred shares outstanding and used in the calculation as of October 31, 2009 and 2008 are 820,000 and 840,000 shares, respectively.

-

ALPINE AIR EXPRESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2009 and 2008

NOTE 14 – INCOME TAXES

The provision for income taxes consists of the following:

	2009	2008

Current	$-	$-
Deferred	509,000	434,812
	$509,000	$434,812

The provision for income taxes differs from the amount computed at federal statutory rates as follows:

	2009	2008

Federal income tax at statutory rates	$556,000	$616,000
State tax at statutory rates	54,000	60,000
Change in tax depreciation method	54,000	-
Change in valuation allowance	(120,000)	(194,255)
Other	(35,000)	(46,933)
	$509,000	$434,812

Deferred tax assets (liabilities) are comprised of the following:

	2009	2008
Capital loss carryforward	$120,000	$-
Accrued vacation	106,000	104,000
Allowance for bad debt	25,000	8,000
Inventory valuation	20,000	20,000
Accrued interest	-	1,000
Net current deferred tax assets	$271,000	$133,000
Excess of tax over book depreciation	$(3,600,000)	$(2,932,000)
Net operating loss carryforward	2,828,000	2,827,000
Alternative minimum tax credits	79,000	79,000
Stock compensation expense	41,000	13,000
Capital loss carryforward	32,000	120,000
Deferred sales	-	40,000
Valuation allowance	-	(120,000)
Net long-term deferred tax asset (liability)	$(620,000)	$27,000

As of October 31, 2009 the Company has capital  loss carryforwards of approximately $316,000 that expire in 2010 and approximately $84,000 that expire in 2015. The Company also has net operating loss carryforwards of approximately $7,448,000 that expire beginning in 2024.

NOTE 15 – CONCENTRATIONS

U.S. Postal Service Contracts - The Company receives the majority of its revenues from contracts with the U.S. Postal Service (USPS).  For the year ended October 31, 2009 and 2008, the revenues from contracts with the USPS represented 65% and 71% of total revenues, respectively.  At October 31, 2009 and 2008, accounts receivable from the USPS totaled $759,109 and $1,236,412 or 49% and 55%, respectively. The contracts currently in effect for USPS routes will expire in September 2015 for mainland US operations. The loss of this customer would have a material negative effect on the operations of the Company.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

The Company operates its aircraft under a certificate which allows it to accumulate time between overhauls (TBO) in excess of manufacturer's recommendations.  The Company regularly inspects its engines.  A majority of the engines used by the Company have accumulated TBO in excess of manufacturer's recommendations.

There are two claims pending against the Alpine Air by the FAA from the FAA Regional Office in Renton, Washington.  One claim alleges that contract ramp personnel were allowed to load Alpine Air aircraft even though they had not completed Alpine Air’s hazardous materials training program. The FAA has proposed a civil penalty in the amount of $5,000 and Alpine Air is vigorously contesting the claim. The second FAA claim alleges violations of maintenance requirements for an airplane based in Hawaii during the period of January to February 2009. The FAA has proposed a civil penalty in the amount of $228,250 and Alpine Air is vigorously contesting the claim. The Company believes there is no good faith basis for the amount of either of the claims.

ALPINE AIR EXPRESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2009 and 2008

Alpine Air is also contesting a claim made by the State of Hawaii, Department of Transportation, Airports Division, for alleged past due landing fees for the period of April 2004 through 2009 in the amount of $331,584. The claim was not presented to Alpine Air until 2008 and the Company immediately contested the claimed amount. Alpine Air is in the process of concluding a negotiated settlement of the claim for the total sum of $90,000 and the final settlement agreement should be signed within the month.

NOTE 17 – SUBSEQUENT EVENTS

In December 2009, the Company signed a note payable with a lending institution for $403,324. The note matures on March 4, 2010 at which time the note must be paid in full. One aircraft Reg # N216CS was used as collateral on the note. This is an interest only loan with a stated interest rate of 5.5%. The proceeds of this loan were used to purchase the aircraft listed below.

In December 2009, the Company finalized the purchase of a Beechcraft 1900-D with a passenger configuration for $1,375,000. A lease agreement was also entered into in December 2009 with a third party in which the third party will lease this aircraft from the Company for a 13 month term beginning December 1, 2009 and ending January 11, 2011.

In January 2010, the Company signed a note payable with a lending institution for $2,700,000. The note matures on January 7, 2016. It is secured by four aircraft Reg #N172GA, N125BA, N219VP, and N198GA. The stated interest rate is 7.147% and the proceeds of this loan were used to pay off the balance of two other notes payable and reduce the balance owed on a line of credit.

Alpine Air Express has evaluated subsequent events for the period October 31, 2009 through January 29, 2010, the date the financial statements were issued, and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.

NOTE 18 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The financial statements for the years ended October 31, 2008 were restated to correct errors in the reporting of current and deferred income tax expense and the recording of deferred tax assets.

PART III

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Pritchett, Siler & Hardy, P.C., audited the Company’s financial statements for the fiscal year ended October 31, 2008. Effective as of February 23, 2009, Pritchett, Siler & Hardy, P.C., resigned as the independent accountant of Alpine Air Express, Inc., a Delaware corporation (the "Company"). This resignation was due solely to the PCAOB's requirement of five-year rotations for audit partners on public company audits. During the Company's two most recent fiscal years, and since then, there have been no disagreements with Pritchett, Siler & Hardy, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant would have caused it to make reference to the subject matter of such disagreement in connection with its report. The reports of Pritchett, Siler & Hardy, P.C. on the Company's financial statements for the past two years did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

On February 26, 2009, the Company's audit committee and Board of Directors voted to approve the engagement of Jones Simkins, P.C. of Logan, Utah as principal accountant to audit the Company's financial statements. During the Company's two most recent fiscal years, and since then, neither the Company nor anyone on its behalf consulted with Jones Simkins P.C. regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and either a written report was provided to the Company or oral advice was provided that the new accountant concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement or a reportable event.

During our most recent fiscal year, we have not consulted Jones Simkins, P.C. regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements or any other financial presentation whatsoever.

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s management, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of October 31, 2009.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the principal executive officer and principal financial officer concluded that, as of October 31, 2009, our internal control over financial reporting was effective.

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

None; not applicable.

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

Name	Age	Position	Held Position Since
Eugene R. Mallette Rick C Wood	60 37	CEO Principal Financial Officer	1986 2008
Max A. Hansen	60	Secretary/Treasurer and Director	1986
Joseph O. Etchart	61	Chairman	2005
Kenneth D. Holliday	64	Director	2002
Michael Brown	68	Director	2006
Ronald L. Pattison	52	Director	2006

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

     Rick C. Wood was named the Accounting Manager of Alpine in February 2008 after serving as the Senior Accountant since February 2006.  He has recently been designated Principal Financial Officer. He received a Bachelor of Science degree in Accounting from the University of Utah and has served in various accounting capacities for the last nine years.  Prior to coming to Alpine Air, he worked as the controller of a local computer company where he began as an Accounting Clerk and Sales Consultant. Prior to his Accounting career, Mr. Wood had a successful sales career with CompUSA, Gateway Computers, American Express, and Qwest Communications. He currently volunteers at his local church keeping track of donations and expenses.

     Max A. Hansen has been an Alpine Air Director since 1986 and legal advisor to the company since 1979.  He has been practicing law since 1976 and has owned his own firm, Max A. Hansen & Associates, P.C. since 1980.  He is licensed to practice law in Montana, Utah, and California and is admitted to practice before those state courts, the Federal courts of Montana and Utah, and the U.S. Supreme Court. Mr. Hansen provides legal services to Alpine Air as General Counsel.  He is a Past President of the State Bar of Montana and served for many years as the Montana Delegate to the American Bar Association House of Delegates. Mr. Hansen has received distinguished service awards from the State Bar of Montana and the Montana Supreme Court for his work on behalf of the legal system. He is a former member of the American Bar Association Standing Committee on the Federal Judiciary. Mr. Hansen is also President and CEO of American Equity Exchange, Inc., a company which assists taxpayers with Section 1031 tax-deferred property exchanges nationwide. He is a Past President and sits on the Board of Federation of Exchange Accommodators and holds a designation as a Certified Exchange Specialist (CES). Mr. Hansen received his law degree  from the University of San Diego School of Law in 1976, where he was a member of the law review.  He received a BA in Political Science from Carroll College in 1971.

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

Nominees to Board of Directors

   During the period covered by this Annual Report, the Company has made no material changes to the procedures by which security holders may recommend nominees to its Board of Directors.

Audit Committee

     Alpine Air established a standing audit committee in the first quarter of its 2002 fiscal year.  The committee has adopted a charter and currently consists of four members, Ron Pattison (Chair), Joe O. Etchart, Michael Brown, and Max A. Hansen (Ex Officio).  Alpine Air does not have standing nominating committee.

Identification of Certain Significant Employees.

  Alpine Air has no employees who are not executive officers but who make or are expected to make significant contributions to Alpine Air.

Family Relationships.

  There are no family relationships between any director, executive officer or person nominated to become such.

   Except as indicated below, to the knowledge of management, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of Alpine Air:

     (1) filed a petition under the Federal bankruptcy laws or any state insolvency laws or was a general partner or executive officer of any business entity that filed any bankruptcy petition or for which a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, either at the time of the bankruptcy or two years prior to that time;

     (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities:

(i)  acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) engaging in any type or business practice; or\

(iii)  engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

     (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any  Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity;

    (5)  was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated; or

     (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodities  Futures Trading Commission has not been subsequently reversed, suspended or vacated.

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

ITEM 11.  EXECUTIVE COMPENSATION

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of Alpine Air's last three completed fiscal years to Alpine Air or its principal subsidiary Chief Executive Officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at October 31, 2009, the end of Alpine Air's last completed fiscal year). Unless indicated otherwise, all share figures in this Item reflect the three-for-one split of our issued and outstanding common stock in January, 2006.

     Summary Compensation Table.

    SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Eugene R. Mallette CEO	10/31/09 10/31/08 10/31/07	98,520 97,529 93,997	1,101 541 542	0 0 0	0 534 460	0 0 0	0 0 0	7,798 25,107 3,992	107,419 123,711 98,991
Bill Distefano, General Manager	10/31/09 10/31/08 10/31/07	133,042 138,986 122,394	78,938 66,368 511	0 0 0	0 534 460	0 0 0	0 0 0	11,685 6,942 3,884	226,665 212,830 127,249
Don T. Squire Jr, CFO	10/31/09 10/31/08 10/31/07	90,025 82,695 79,125	8,800 10,541 541	0 0 0	0 5,339 3,221	0 0 0	0 0 0	9,667 6,249 4,941	108,492 104,824 87,828

      Options/SAR Grants.

During the year ended October 31, 2007 Alpine Air issued options to purchase 5,000 shares each to the CEO, Eugene Mallette, General Manager Bill Distefano and to the CFO, Don T. Squire Jr.. These were issued as part of the same option grant offered to all full-time employees in June of 2007. In addition to these, the CFO was also awarded 30,000 options to purchase shares as part of an annual bonus.

During the year ended October 31, 2008 Alpine Air issued options to purchase 5,000 shares each to the CEO, Eugene Mallette and the General Manager Bill Distefano. These were issued as part of the same option grant offered to all full-time employees in July of 2008. In addition to these, the CFO was also awarded 50,000 options to purchase shares as part of an annual bonus.

There were no options to purchase shares issued during 2009.

      Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table.

     No stock options or SARs were exercised during the fiscal year ended October 31, 2009 and 2008.

      Pension Table.

      None.

      Compensation of Directors.

     During the fiscal year ended October 31, 2009, no stock options were issued to any director. Board of Directors fees were $4,500 per quarter for services rendered.

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

     During 2006, the Company issued options to acquire 325,000 shares of its common stock at an exercise price of $0.50 per share, to employees and directors of the company. To date 110,000 of the 2006 options have been forfeited. During 2007, the Company issued options to acquire 425,278 shares of its common stock at an exercise price of $0.40 per share, to employees and directors of the company. To date 124,489 of the 2007 options have been forfeited. During 2008, the Company issued options to acquire 575,000 shares at an exercise price of $0.30 per share. To date, 210,000 of those options have been forfeited. During 2009, no options were issued.

      Compensation Committee Interlocks and Insider Participation.

     There are no interlocking relationships between any member of the Company’s Compensation Committee and any member of the compensation committee of any other company, nor has any such interlocking relationship existed in the past. Two members of the Compensation Committee, Eugene R. Mallette, CEO, and Rick C. Wood, Principal Financial Officer, are officers and employees of the Company.

      Compensation Committee Report.

     The Compensation Committee reviews with management the Compensation Discussion and Analysis section of the Company’s 2009 Form 10-K, Item 11, and Proxy Statement. Based on its review and discussions with management the Compensation Committee recommends to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Proxy Statement for 2010 and in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

     The Compensation Committee consists of five members, Joe Etchardt (Chair), Ronald L. Pattison, Kenneth D. Holliday, Rick C. Wood (Ex Officio), and Max A. Hansen (Ex Officio).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information relating to the beneficial ownership of Alpine Air's common stock as of October 31, 2009 by each person known by Alpine Air to be the beneficial owner of more than 5% of the outstanding shares of common stock and each of Alpine Air's directors and executive officers.

Name and Address of Principal Stockholders	Common Stock	Percentage
Eugene R. Mallette 1177 Alpine Air Way Provo, Utah 84601	27,729,465(1)	76.7%

Officers and Directors
Eugene R. Mallette, CEO and Director	27,729,465(1)	76.7%
Max Hansen, Secretary/Treasurer, Director	11,874	Less than 1%
Joseph O. Etchart, Director	16,995	Less than 1%
Ronald L. Pattison, Director	42,600	Less than 1%
All officers and directors as a group (4 persons)	27,800,934	76.9%

     (1) 15,000 of these shares are in the name of Mary Lou Mallette, Mr. Mallette's wife.

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

Changes in Control.

    There are no known arrangements known to Alpine Air, including any pledge by any person of securities of Alpine Air, the operation of which may at a subsequent date result in a change in control of Alpine Air.

Securities Authorized for Issuance under Equity Compensation Plans.

                     Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	554,120 215,000 300,789	$2.53 $0.50 $0.40	- - -
Equity compensation plans not approved by security holders	365,000 -0-	$0.30 -0-	- -
Total	1,434,909	$1.21	-

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

     Aircraft Purchase - In December 2003, the Company acquired 16 aircraft from an entity related to an officer and majority shareholder of the Company for $9,900,000.  The consideration paid included $9,104,000 in preferred stock of the Company's subsidiary Alpine Aviation, Inc. and the assumption of the underlying debt on the aircraft totaling $709,981.  The remaining $86,019 is recorded as a payable to the entity related to an officer and majority shareholder of the Company.  As the aircraft were purchased from a related party they have been recorded at their carryover basis of $4,111,485.  A discount on preferred stock in the amount of $3,591,195, net of tax effect of $2,197,320, has been recorded and is being amortized as dividends over a five year period.  The preferred stock provides for monthly dividends at an annual rate of 6.5%, and is not convertible. However, in April 2007 the Board of Directors authorized the issuance of 1,000,000 shares of Preferred Stock in the Parent Company, Alpine Air Express, with a stated value of $9.104, which were exchanged with the holder for the outstanding preferred stock in the subsidiary. As of October 31, 2009 820,000 shares are still outstanding. The newly issued preferred stock in the Parent Company provides for monthly dividends at an annual rate of 6.5%, and is convertible at any time by the holder based on the current market price of the Company’s stock. The Company can redeem the preferred stock any time and the Holder can call for redemption of the preferred stock any time after December 31, 2011.

     Notes Payable - Related Party - In connection with the purchase of the aircraft the Company issued a note to an entity related to an officer and majority shareholder of the Company in the amount of $1,476,381.  The note payable dated July 31, 2003, bears an interest rate of 6.5% and called for payments of $33,624 due for 14 monthly installments with the balance due November 1, 2004. The entity related to an officer and majority shareholder of the Company previously agreed to forestay future payment until required by the note's balloon payment which was due November 1, 2004 but later agreed to defer all payments of principal, interest and balloon payments until November 1, 2006. Subsequently, all unpaid and accrued interest and the remaining principal balance was rolled into a new note at 6.5% interest and a 5-year term. On October 31, 2009 the balance of this note was $0.  In connection with the purchase of aircraft during 2004 from an entity related to an officer and majority shareholder of the Company, the Company has entered into a Note Payable in the amount of $86,019.  This note bears interest at 6.5%.  The note holder had agreed to defer all payments of principal and interest until November 1, 2006. Subsequently, all unpaid and accrued interest and the remaining principal balance was rolled into a new note at 6.5% interest and a 5-year term. On October 31, 2009 the balance of this note was $0. During May 2004, lease payments due to an entity related to an officer and majority shareholder of the Company in the amount of $667,115 were converted into a demand note payable with interest to accrue at six and one- half (6.50%) percent on the principal balance. No principal or interest payments were required to be paid until November 1, 2006. Subsequently, all unpaid and accrued interest and the remaining principal balance was rolled into a new note at 6.5% interest and a 5-year term. On October 31, 2009 the balance of this note was $0.

     Personal Guarantee - The Company's major shareholder/officer has personally guaranteed loans which are also collateralized by certain aircraft of the Company.

      Director Independence.

     Max A. Hansen, Joseph O. Etchardt, Kenneth D. Holliday, Michael Brown, and Ronald L. Pattison are all independent directors as defined in NASDAQ Rule 4200(a)(15).

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The following is a summary of the fees billed to Alpine Air by its principal accountants during the fiscal years ended October 31, 2009, 2008, and 2007:

Fee category	2009	2008	2007
Audit fees	$94,500	$100,182	$89,936

Audit-related fees	0	0	0

Tax fees	0	0	0

All other fees	0	0	0
Total fees	$94,500	$100,182	$89,936

     Audit fees - Consists of fees for professional services rendered by our principal accountants for the audit of Alpine Air's annual financial statements and the review of financial statements included in Alpine Air's Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

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

ITEM 15. EXHIBITS

     (a) Exhibits.

31.1  302 Certification of Eugene Mallette

31.2  302 Certification of Rick C. Wood.

32     906 Certification

SIGNATURES

     Pursuant to the requirements of with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Alpine Air Express, Inc.

Date: 1/29/2010                   By: /s/Eugene Mallette

                                            Eugene Mallette, Chief Executive Officer and Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: 1/29/2010                      /s/Eugene Mallette

                                               Eugene Mallette, Chief Executive Officer and Director

Date: 1/29/2010                       /s/Rick C Wood

                                               Rick C Wood, Principal Financial Officer

Date: 1/29/2010                       /s/Max A. Hansen

                                               Max A. Hansen, Secretary/Treasurer and Director

Date: 1/29/2010                       /s/Joseph O. Etchart

                                               Joseph O. Etchart, Chairman

Date: 1/29/2010                       /s/Kenneth D. Holliday

                                                Kenneth D. Holliday, Director

Date: 1/29/2010                       /s/Michael Brown

                                               Michael Brown, Director

Date: 1/29/2010                       /s/Ronald L. Pattison

                                               Ronald L. Pattison, Director