Form 10-Q
period 2010-01-31
ALPINE AIR EXPRESS INC/DE
filed 2010-03-12
CIK 1092807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

[  ] TRANSITION REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: February 26, 2010 - 36,271,461 shares of common stock.

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

ALPINE AIR EXPRESS, INC.

  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2010

ALPINE AIR EXPRESS, INC.

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

PAGE
Condensed Consolidated Balance Sheets at January 31, 2010 (Unaudited) and October 31, 2009 (Audited)	5

Unaudited Condensed Consolidated Statements of Operations for the three Months ended January 31, 2010 and 2009	6
Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2010 and 2009	7-8

Condensed Notes to Unaudited Consolidated Financial Statements	9-12

ALPINE AIR EXPRESS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	January 31, 2010 Unaudited	October 31, 2009 Audited
CURRENT ASSETS:
Cash and cash equivalents	$144,827	$ 992,241
Trade accounts receivable, net	1,518,070	1,468,854
Inventories	2,134,992	1,850,486
Prepaid expenses	252,162	253,399
Deposits Cash value life insurance Income taxes receivable	14,087 80,550 -	64,549 80,550 324
Deferred tax asset, current	284,000	271,000
Total current assets	4,428,688	4,981,403
PROPERTY AND EQUIPMENT, NET RESTRICTED CASH	22,195,753 202,202	21,235,497 200,695
OTHER ASSETS, NET	127,506	142,629
Total assets	$26,954,149	$ 26,560,224

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$979,169	$ 991,513
Accrued liabilities Dividends payable	703,991 41,212	837,229 244,616
Deferred revenue	3,018	120,037
Line of credit	276,021	276,021
Current portion of long-term debt	2,352,000	1,842,000
Total current liabilities	4,355,411	4,311,416

DEFERRED TAX LIABILITY LINE OF CREDIT	922,000 -	620,000 472,854
LONG-TERM DEBT, net of current portion	7,291,537	7,147,937
Total liabilities	12,568,948	12,552,207
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, $9.104 stated value, 1,000,000 shares authorized, 820,000 shares issued and outstanding.	7,465,280	7,465,280
Common stock, $.001 par value, 100,000,000 shares authorized, 36,271,461 shares issued and outstanding.	36,271	36,271
Additional paid-in capital	2,470,542	2,457,550
Retained earnings	4,459,037	4,094,845
	14,431,130	14,053,946
Less treasury stock, 141,320 and 141,320 shares at cost, respectively	(45,929)	(45,929)
Total stockholders’ equity	14,385,201	14,008,017
Total liabilities and stockholders’ equity	$26,954,149	$ 26,560,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

 ALPINE AIR EXPRESS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three Months Ending January 31, 2010 and 2009

	2010	2009
OPERATING REVENUE:
Operations	$5,063,407	$5,414,196
Public services	6,919	42,768
Total operating revenues	5,070,326	5,456,964
DIRECT COSTS:
Operations	3,612,411	4,066,438
Public services	40,814	44,632
Total direct costs	3,653,225	4,111,070
Gross profit	1,417,101	1,345,894
OPERATING EXPENSES:
General and administrative	441,709	718,730
Total operating expenses	441,709	718,730
Operating income	975,392	627,164
OTHER INCOME (EXPENSE):
Interest income	3,811	5,622
Interest expense Loss on disposal of assets Loss on investments	(202,745) (958) -	(231,148) - (105,118)
Total other income (expense)	(199,892)	(330,644)
INCOME BEFORE TAXES AND PREFERRED STOCK DIVIDEND	775,500	296,520
Deferred income tax expense	289,000	101,093
NET INCOME	486,500	195,427
Preferred stock dividend declared and amortization of preferred stock discount analogous to a preferred stock dividend.	(122,308)	(212,477)
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$364,192	$(17,050)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.01	$0.00
Diluted	$0.00	$0.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE AIR EXPRESS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Three Months Ending January 31, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$486,500	$195,427
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets Loss on investment Deferred gain amortization	958 - -	- 105,118 (43,683)
Deferred tax expense	289,000	101,093
Depreciation and amortization	853,399	771,608
Stock based compensation	12,992	21,275
Provision for losses on accounts receivable Provision for inventory obsolescence	28,110 2,505	- -
Changes in operating assets and liabilities:
Trade accounts receivable	(77,326)	(3,385)
Other assets	7,500	-
Inventories	(287,011)	(340,263)
Income taxes receivable Prepaid expenses	324 1,237	(46,078) (197,230)
Trade accounts payable Accrued liabilities Deposits	(12,344) (133,238) 50,462	367,534 (117,223) 73,091
Deferred revenue	(117,019)	(1,566)
Net cash provided by operating activities	1,106,049	885,718

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Investments	-	(146,124)
Purchases of property and equipment	(1,762,712)	(710,847)
Net cash used in investing activities	(1,762,712)	(856,971)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on long-term debt Payment on dividends payable	(1,244,921) (325,712)	(519,641) (131,387)
Payment for redemption of preferred stock	-	(182,080)
Change in line of credit Proceeds from related party line of credit	(472,854) -	- 200,000
Proceeds from long-term debt	1,854,243	-
Net cash used in financing activities	(189,244)	(633,108)

Net change in cash and cash equivalents	(845,907)	(604,361)

BEGINNING CASH AND CASH EQUIVALENTS	1,192,936	720,794

ENDING CASH AND CASH EQUIVALENTS	$347,029	$116,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE AIR EXPRESS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Three Months Ending January 31, 2010 and 2009

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	2010	2009
Cash paid during the period for:
Interest	$202,745	$231,148
Income taxes	$-	$-

Non-cash investing and financing activities:

For the three months ended January 31, 2010, the Company:

•

Capitalized debt issuance costs of $44,278.

•

Refinanced $1,204,803 of long-term debt.

For the three months ended January 31, 2009, the Company:

•

Recorded the amortization of a preferred stock dividend and reduced retained earnings by $89,780.

•

Acquired property and equipment in exchange for long-term debt of $1,200,000.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE AIR EXPRESS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements – The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 2010 and 2009 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2009 audited financial statements. The results of operations for the periods ended January 31, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

Recently Enacted Accounting Standards – ASC Topic 820,  “Fair Value Measurements”, ASC Topic 825, “Financial Instruments”, ASC Topic 810,  “Consolidation”, ASC Topic 815, “Derivatives and Hedging”, and ASC Topic 944, “Financial Services”, were recently issued.  These topics have no current applicability to the Company or their effect on the financial statements would not have been significant.

The Company adopted new income tax guidance pertaining to uncertain tax positions issued by the Financial Accounting Standards Board (“FASB”) at the beginning of fiscal year 2008. This new guidance was issued to clarify what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. The provisions of this guidance apply broadly to all tax positions taken by a company, including decisions to not report income in a tax return or to classify a transaction as tax exempt. The prescribed approach is determined through a two-step benefit recognition model. The amount of benefit to recognize is measured as the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. The tax position must be derecognized when it is no longer more likely than not of being sustained. At January 31, 2010, the Company did not recognize any amounts related to this new standard.

NOTE 2 - TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consist of the following:

	January 31, 2010	October 31, 2009

Trade accounts receivable Employee Advances	$1,612,210 500	$1,535,384 -
Less allowance for doubtful accounts	(94,640)	(66,530)
	$1,518,070	$1,468,854

NOTE 3 - PREPAID EXPENSES

Prepaid expenses consist of the following:

	January 31, 2010	October 31, 2009

Prepaid expenses and credits	$118,801	$84,954
Prepaid other taxes Prepaid insurance Prepaid training	78,078 52,707 2,576	81,332 80,907 6,206
	$252,162	$253,399

ALPINE AIR EXPRESS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVENTORIES

Inventories consist of the following:

	January 31, 2010	October 31, 2009

Aircraft parts	$1,894,542	$1,620,614
Work in process Fuel	230,417 65,061	247,089 35,306
Allowance for obsolescence	(55,028)	(52,523)
	$2,134,992	$1,850,486

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated life in years	January 31, 2010	October 31, 2008
Building and improvements	10 - 40	$1,286,989	$1,286,989
Aircraft	[15]	20,066,064	18,746,456
Engines	7 - 10	12,572,759	12,185,742
Equipment	3 - 10	309,002	306,655
Furniture and fixtures	3 - 10	329,029	329,029
Vehicles	5 - 7	138,041	140,540
		34,701,884	32,995,411
Less: accumulated depreciation and amortization		(12,506,131)	(11,759,914)
		$22,195,753	$21,235,497

NOTE 6 – LINE OF CREDIT

The Company has a $1,000,000 line of credit with a lending institution to help manage cash flow and day to day operations.  The line of credit has a variable interest rate, currently 6.5% and matures on February 23, 2011.  The interest is payable each month on any outstanding balance.  As of January 31, 2010 the outstanding balance was $276,021.

NOTE 7 – LONG TERM DEBT

Long term debt consists of the following:

	January 31, 2010	October 31, 2009
Note payable issued August 28, 2006 for $1,936,193 due August 28, 2011. Interest rate of 8.75% at October 31, 2009. Secured by three Aircraft. Reg #N17ZV, N955AA, and N194GA and personally guaranteed by an officer/shareholder.	$-	$815,083

Note payable issued on August 19, 2009 for $2,524,200 due August 19, 2012.Current interest rate of 6.5%. Secured by four aircraft Reg #N154GA, N99GH, N326CA, and N239AL and personally guaranteed by an officer/shareholder.	2,369,842	2,453,216

ALPINE AIR EXPRESS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note payable issued on September 22, 2009 for $1,200,500 due September 22, 2010. This is an interest only note with an interest rate of 4.75%. Personally guaranteed by an officer/shareholder.	-	1,200,500

Note payable issued on January 7, 2010 for $2,700,000 due January 7, 2016. Interest rate of 7.147%. Secured by four aircraft Reg #N172GA, N125BA, N219VP, and N198GA.	2,686,348	-

Note payable issued December 4, 2009 for $403,324 due March 4, 2010. Interest rate of 6.5%. Secured by one aircraft Reg #N216CS and personally guaranteed by an officer/shareholder.	403,324	-

Capital Lease Obligations	4,184,023	4,521,138
	9,643,537	8,989,937
Less current portion	(2,352,000)	(1,842,000)
Long-term portion	$7,291,537	$7,147,937

NOTE 8 - INCOME (LOSS) PER COMMON SHARE

The following data show the amounts used in computing net income per common share, for the months ended January 31:

	2010	2009
Net income (loss) available to common shareholders	$364,192	$(17,050)

Weighted average number of common shares used in basic EPS	36,271,461	36,271,461

Dilutive effect of preferred stock	60,203,871	14,952,060

Dilutive effect of stock options	-	-

Weighted average number of common shares and dilutive potential common stock used in diluted EPS	96,475,332	51,223,521

NOTE 9 – CONCENTRATIONS

U.S. Postal Service Contracts - The Company receives the majority of its revenues from contracts with the U.S. Postal Service (USPS).  For the three months ended January 31, 2010 and 2009, the revenues from contracts with the USPS represented 69% and 64% of total revenues, respectively.  At January 31, 2010 and October 31, 2009, accounts receivable from the USPS totaled $873,451 and $1,071,701, or 54% and 47%, respectively. The contracts currently in effect for USPS routes will expire in September 2015 for mainland US operations. The loss of contracts with this customer would have a material negative effect on the operations of the Company.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company operates its aircraft under a certificate which allows it to accumulate time between overhauls (TBO) in excess of manufacturer's recommendations.  The Company regularly inspects its engines.  A majority of the engines used by the Company have accumulated TBO in excess of manufacturer's recommendations.

ALPINE AIR EXPRESS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 11 – SUBSEQUENT EVENTS

Alpine Air Express has evaluated subsequent events through the date the financial statements were issued, and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.

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

     During the three months ended January 31, 2010, cargo volumes were lower (33%) when compared to the same period last year, as the Company carried 2,086 tons this quarter in 2010 as compared to 3,115 tons in the same quarter last year.  This decrease in weight is directly attributable to a decline in the overall weight we carry on each route for each of our customers combined with the reduction of flights due to the loss of the US Postal Service contracts in Hawaii on August 7, 2009.

     In September 2009 the Company was successful in its attempts to renew the Montana/South Dakota/North Dakota contract with the US Postal Service. The contract began on September 5, 2009 and runs for six years through September 5, 2015. In the future, if the Company were unable to renew this contract, it would have a significant impact on earnings and revenues. However, management has had substantial success in renewing contracts with the USPS over the past 20 years.

     The new US Postal Service contract includes a significant per pound rate increase. The Company continues to experience moderate rising costs. Insurance, the need to continue maintenance, and repair of our aircraft place a demand on our cash resources. Management has been exceptionally proactive in containing and reducing operating costs in order to better maximize the use of cash resources.

Liquidity and Capital Resources

January 31, 2010 and October 31, 2009

     The Company has a working capital position on January 31, 2010 of $73,277, as compared to $669,987 on October 31, 2009.  The decrease of $596,710 is attributed primarily to the decrease in current assets of $552,715 resulting from a demand on the Company’s cash for operating expenses and an increasing amount for current portion of notes payable.

     The Company received proceeds from a long-term note in the amount of $2,700,000 and a short-term note of $400,000 during the quarter ending January 31, 2010.  The proceeds from these notes were used to refinance existing long and short-term debt to more favorable terms.

     During the quarter ending January 31, 2010 the Company purchased property and equipment of $1,762,712 compared with $710,847 during the quarter ending January 31, 2009. Among the equipment purchased was a Beechcraft 1900D passenger aircraft. A lease contract was signed with a third party passenger operator for the use of this aircraft.

Results of Operation.

    Three months ended January 31, 2010 and 2009.

     During the quarter ended January 31, 2010, Alpine Air had a net profit of $486,500, with a net profit available to common shareholders of $364,192 or $0.01 per share versus a net profit of $195,427, and a net loss available to shareholders of $(17,050) or $0.00 per share, for the quarter ended January 31, 2009.

     Revenue for the quarter ended January 31, 2010, was $5,070,326, of which $5,063,407 consisted of revenue from operations and $6,919 was derived from public services.  This represents a decrease in total revenue of approximately 7% over revenues of $5,456,964 for the same period in 2009.  This decrease in revenue is primarily due to the loss of Alpine Air’s Hawaii USPS contracts, an increase in USPS rates for Montana/South Dakota/North Dakota contracts, and a new lease contract of the Company’s new Beechcraft 1900-D passenger aircraft.

     Total direct costs were $3,653,225 in the quarterly period ended January 31, 2010, as compared to $4,111,070 in the same period for the prior year. This decrease of 11% in total direct costs is directly related to the termination of our Hawaii operations due to the ending of the contract.

     General and Administrative expenses decreased to $441,709 during the quarter ended January 31, 2010, from $718,730 during the quarter ended January 31, 2009. This decrease of 39% is primarily due to managements efforts to reduce and control costs.

     During the quarter ended January 31, 2010, there has been a decrease of $130,752 in other expense from $330,644 in 2009 to $199,892 in 2010.  This decrease is primarily attributed to a $28,403 decrease in interest expense, a decrease in realized losses from investments of $105,118, combined with a decrease in interest revenue of $1,811 over the same period last year.

Off-balance sheet arrangements

We have no off balance sheet arrangements during the quarter ended January 31, 2010.

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

Item 4T Controls and Procedures.

Management’s report on disclosure controls and procedures.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our CEO and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and Principal Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our CEO and Principal Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our CEO and Principal Financial Officer have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected our internal controls over financial reporting.

Changes in internal control over financial reporting

We had no changes in our internal control over financial reporting during the quarter ended January 31, 2010.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarter ended January 31, 2010, we did not issue any unregistered securities.

Use of Proceeds of Registered Securities

We had no proceeds from the sale of registered securities during the quarter ended January 31, 2010.

Purchases of Equity Securities by Us and Affiliated Purchasers

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
Month #1 November 1, 2009 through November 30, 2009	None	None	None	None
Month #2 December 1, 2009 through December 31, 2009	None	None	None	None
Month #3 January 1, 2010 through January 31, 2010	None	None	None	None
Total	None	None	None	None

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

(a)

None; not applicable.

(b)

Nominating Committee

During the quarterly period ended January 31, 2010, there were no changes in the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 6. Exhibits

(a) Exhibits and index of exhibits.

         31.1              302 Certification of Eugene R. Mallette

         31.2              302 Certification of Rick C. Wood

         32                 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPINE AIR EXPRESS, INC.

Date:	03/12/10	By:	/s/Eugene R. Mallette
Eugene R. Mallette
Chief Executive Officer and Director

Date:	03/12/10	By:	/s/Rick C. Wood
Rick C. Wood
Principal Financial Officer

Date:	03/12/10	By:	/s/Max A. Hansen
Max A. Hansen
Secretary/Treasurer and Director

Date:	03/12/10	By:	/s/Joseph O. Etchart
Joseph O. Etchart
Chairman

Date:	03/12/10	By:	/s/Kenneth D. Holliday
Kenneth D. Holliday
Director

Date:	03/12/10	By:	/s/Michael Brown
Michael Brown
Director
Date:	03/12/10	By:	/s/Ronald L. Pattison
Ronald L. Pattison
Director