Form 10-Q
period 2010-04-30
ALPINE AIR EXPRESS INC/DE
filed 2010-06-14
CIK 1092807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: June 8, 2010 - 36,271,461 shares of common stock.

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

ALPINE AIR EXPRESS, INC.

  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2010

ALPINE AIR EXPRESS, INC.

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

PAGE
Condensed Consolidated Balance Sheets at April 30, 2010 (Unaudited) and October 31, 2009 (Audited)	5

Unaudited Condensed Consolidated Statements of Operations for the three and six Months ended April 30, 2010 and 2009	6
Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2010 and 2009	7-8

Condensed Notes to Unaudited Consolidated Financial Statements	9-12

ALPINE AIR EXPRESS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	April 30, 2010 Unaudited	October 31, 2009 Audited
CURRENT ASSETS:
Cash and cash equivalents	$347,831	$ 992,241
Trade accounts receivable, net Note receivable	1,420,676 48,822	1,468,854 -
Inventories	2,049,996	1,850,486
Prepaid expenses	160,744	253,399
Deposits Cash value life insurance Income taxes receivable	13,637 80,550 -	64,549 80,550 324
Deferred tax asset, current	276,000	271,000
Total current assets	4,398,256	4,981,403
PROPERTY AND EQUIPMENT, NET RESTRICTED CASH	22,274,390 203,517	21,235,497 200,695
OTHER ASSETS, NET	122,462	142,629
Total assets	$26,998,625	$ 26,560,224

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$754,426	$ 991,513
Accrued liabilities Dividends payable	837,687 39,883	837,229 244,616
Deferred revenue	2,624	120,037
Line of credit	566,021	276,021
Current portion of long-term debt	1,144,000	1,842,000
Total current liabilities	3,344,641	4,311,416

DEFERRED TAX LIABILITY LINE OF CREDIT	1,237,000 -	620,000 472,854
LONG-TERM DEBT, net of current portion	7,616,102	7,147,937
Total liabilities	12,197,743	12,552,207
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, $9.104 stated value, 1,000,000 shares authorized, 820,000 shares issued and outstanding.	7,465,280	7,465,280
Common stock, $.001 par value, 100,000,000 shares authorized, 36,271,461 shares issued and outstanding.	36,271	36,271
Additional paid-in capital	2,483,109	2,457,550
Retained earnings	4,867,884	4,094,845
	14,852,544	14,053,946
Less treasury stock, 211,980 and 141,320 shares at cost, respectively	(51,662)	(45,929)
Total stockholders’ equity	14,800,882	14,008,017
Total liabilities and stockholders’ equity	$26,998,625	$ 26,560,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

 ALPINE AIR EXPRESS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                                     For the Three Months Ended                        For the Six Months Ended

                                                                                                       April 30,                                                         April 30,

	2010	2009	2010	2009
OPERATING REVENUE:
Operations	$5,038,910	$5,145,525	$10,102,317	$10,559,721
Public services	14,125	85,434	21,044	128,202
Total operating revenues	5,053,035	5,230,959	10,123,361	10,687,923
DIRECT COSTS:
Operations	3,585,602	4,116,027	7,198,013	8,182,465
Public services	32,553	86,545	73,367	131,177
Total direct costs	3,618,155	4,202,572	7,271,380	8,313,642
Gross profit	1,434,880	1,028,387	2,851,981	2,374,281
OPERATING EXPENSES:
General and administrative	404,359	442,340	846,068	1,161,070
Total operating expenses	404,359	442,340	846,068	1,161,070
Operating income	1,030,521	586,047	2,005,913	1,213,211
OTHER INCOME (EXPENSE):
Interest income	2,632	2,643	6,443	8,265
Interest expense	(182,579)	(213,603)	(385,324)	(444,751)
Loss on disposal of assets	(258)	-	(1,216)	-
Loss on investments	-	(28,383)	-	(133,501)
Total other income (expense)	(180,205)	(239,343)	(380,097)	(569,987)
INCOME BEFORE TAXES AND PREFERRED STOCK DIVIDEND	850,316	346,704	1,625,816	643,224
Deferred income tax expense	323,150	159,907	612,150	261,000
NET INCOME	527,166	186,797	1,013,666	382,224
Preferred stock dividend declared and amortization of preferred stock discount analogous to a preferred stock dividend.	(118,319)	(118,320)	(240,627)	(330,797)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$408,847	$68,477	$773,039	$51,427

NET INCOME PER COMMON SHARE
Basic	$.01	$.00	$.02	$.00
Diluted	$.00	$.00	$.01	$.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE AIR EXPRESS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Six Months Ending April 30, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,013,666	$382,224
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets Loss on investment Deferred gain amortization	1,216 - -	- 127,974 (87,365)
Deferred tax expense	612,000	236,111
Depreciation and amortization	1,702,550	1,604,548
Stock based compensation	25,559	41,856
Provision for losses on accounts receivable Provision for inventory obsolescence	(13,402) 5,402	- -
Changes in operating assets and liabilities:
Trade accounts receivable	12,758	(30,810)
Other assets	15,000	(22,729)
Inventories	(204,912)	(746,020)
Income taxes receivable Prepaid expenses Deposits	324 92,655 50,912	35,890 42,177 73,091
Trade accounts payable Accrued liabilities	(237,087) 458	(5,187) 9,736
Deferred revenue	(117,413)	513
Net cash provided by operating activities	2,959,686	1,622,009

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments Sale of investments	- -	(168,449) 5,552
Purchases of property and equipment	(2,684,218)	(2,480,568)
Net cash used in investing activities	(2,684,218)	(2,643,465)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on long-term debt Payment on dividends payable	(2,128,356) (445,360)	(1,084,129) (189,883)
Payment for redemption of preferred stock	-	(182,080)
Change in line of credit Proceeds from related party line of credit Purchase of treasury stock	(192,854) - (5,733)	448,875 200,000 -
Proceeds from long-term debt	1,855,247	1,200,000
Net cash provided by (used in) financing activities	(917,056)	392,783

Net change in cash and cash equivalents	(641,588)	(588,673)

BEGINNING CASH AND CASH EQUIVALENTS	1,192,936	720,794

ENDING CASH AND CASH EQUIVALENTS	$551,348	$132,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE AIR EXPRESS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Six Months Ending April 30, 2010 and 2009

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	2010	2009
Cash paid during the period for:
Interest	$385,324	$444,751
Income taxes	$-	$-

Non-cash investing and financing activities:

For the six months ended April 30, 2010, the Company:

•

Capitalized debt issuance costs of $53,247.

•

Refinanced $1,204,803 of long-term debt.

•

Exchanged accounts receivable for a note receivable of $48,822.

For the six months ended April 30, 2009, the Company:

•

Recorded the amortization of a preferred stock dividend and reduced retained earnings by $89,780.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE AIR EXPRESS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements – The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 2010 and 2009 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2009 audited financial statements. The results of operations for the periods ended April 30, 2010 are not necessarily indicative of the operating results for the full year.

Recently Enacted Accounting Standards – In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB Accounting Standards Codification (“ASC”) Topic 718 was amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade shall not be considered to contain a market, performance or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies for equity classification. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. We do not anticipate that the adoption of this guidance will have a material impact on our financial position and results of operations.

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which amends ASC Topic 855, “Subsequent Events.” The amendments to ASC Topic 855 do not change existing requirements to evaluate subsequent events, but: (i) defines a “SEC Filer,” which we are; (ii) removes the definition of a “Public Entity”; and (iii) for SEC Filers, reverses the requirement to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective for us upon issuance. This guidance did not have a material impact on our financial position and results of operations.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures for (i) transfers of assets and liabilities in and out of levels one and two fair value measurements, including a description of the reasons for such transfers and (ii) additional information in the reconciliation for fair value measurements using significant unobservable inputs (level three). This guidance also clarifies existing disclosure requirements including (i) the level of disaggregation used when providing fair value measurement disclosures for each class of assets and liabilities and (ii) the requirement to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for level two and three assets and liabilities. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity in the roll forward for level three fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of this guidance has not had a material impact on our financial position and results of operations.

Management believes the impact of other recently issued standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

NOTE 2 - TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consist of the following:

	April 30, 2010	October 31, 2009

Trade accounts receivable	$1,473,804	$1,535,384
Less allowance for doubtful accounts	(53,128)	(66,530)
	$1,420,676	$1,468,854

ALPINE AIR EXPRESS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - NOTE RECEIVABLE

The Company has an unsecured note receivable from a former equipment lessor, bearing interest at 3%. The terms require that the principal and accrued interest be paid upon maturity of the note, April 30, 2011. As of April 30, 2010 the outstanding balance is $48,822.

NOTE 4 - PREPAID EXPENSES

Prepaid expenses consist of the following:

	April 30, 2010	October 31, 2009

Prepaid expenses and credits	$69,519	$84,954
Prepaid other taxes Prepaid insurance Prepaid training	44,271 35,821 11,133	81,332 80,907 6,206
	$160,744	$253,399

NOTE 5 - INVENTORIES

Inventories consist of the following:

	April 30, 2010	October 31, 2009

Aircraft parts	$1,669,248	$1,620,614
Work in process Fuel	425,769 12,904	247,089 35,306
Allowance for obsolescence	(57,925)	(52,523)
	$2,049,996	$1,850,486

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated life in years	April 30, 2010	October 31, 2009
Building and improvements	10 - 40	$1,286,989	$1,286,989
Aircraft	[15]	20,224,204	18,746,456
Engines	7 - 10	12,749,153	12,185,742
Equipment	3 - 10	309,002	306,655
Furniture and fixtures	3 - 10	326,096	329,029
Vehicles	5 - 7	130,281	140,540
		35,025,725	32,995,411
Less: accumulated depreciation and amortization		(12,751,335)	(11,759,914)
		$22,274,390	$21,235,497

NOTE 7 – LINE OF CREDIT

The Company has a $1,000,000 line of credit with a lending institution to help manage cash flow and day to day operations.  The line of credit has a variable interest rate, currently 6.5% and matures on February 23, 2011.  The interest is payable each month on any outstanding balance. As of April 30, 2010 the outstanding balance was $566,021. The line of credit is secured by two aircraft. Reg #N194GA and N955AA.

ALPINE AIR EXPRESS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company also has a $100,000 line of credit with the same lending institution to help manage cash flow and day to day operations. The line of credit has a variable interest rate, currently at 6.5% and matures on August 25, 2016. The interest is payable each month on any outstanding balance.  As of April 30, 2010 the outstanding balance was $0. The line of credit is secured by three aircraft. Reg #N194GA, N955AA, and N99GH.

NOTE 8 – LONG TERM DEBT

Long term debt consists of the following:

	April 30, 2010	October 31, 2009
Note payable with an interest rate of 8.75% at October 31, 2009. Secured by three aircraft. Reg #N17ZV, N955AA, and N194GA and personally guaranteed by an officer/shareholder. This note was refinanced.	$-	$815,083

Note payable issued on August 19, 2009 for $2,524,200 due August 19, 2012.Current interest rate of 6.5%. Secured by four aircraft. Reg #N154GA, N99GH, N326CA, and N239AL and personally guaranteed by an officer/shareholder.	2,275,670	2,453,216

Note payable with interest only due at an interest rate of 4.75%. Personally guaranteed by an officer/shareholder. This note was refinanced.	-	1,200,500

Note payable issued on January 7, 2010 for $2,700,000 due January 7, 2016. Interest rate of 7.147%. Secured by four aircraft Reg #N172GA, N125BA, N219VP, and N198GA.	2,649,205	-

Capital Lease Obligations	3,835,227	4,521,138
	8,760,102	8,989,937
Less current portion	(1,144,000)	(1,842,000)
Long-term portion	$7,616,102	$7,147,937

NOTE 9 - INCOME PER COMMON SHARE

The following data show the amounts used in computing net income per common share:

                                                                 For Three Months Ended                                     For Six Months Ended

                                                                                  April 30,                                                               April 30,

	2010	2009		2010	2009
Net income available to common shareholders	$408,847	$68,477	$		$51,427
Weighted average number of common shares used in basic EPS	36,271,461	36,271,461		36,271,461	36,271,461

ALPINE AIR EXPRESS, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dilutive effect of preferred stock Dilutive effect of stock options	78,307,133 -	39,290,947 -	68,072,462 -	37,326,400 -
Weighted average number of common shares and dilutive potential common stock used in diluted EPS	114,578,594	75,562,408	104,343,923	73,597,861

NOTE 10 – CONCENTRATIONS

U.S. Postal Service Contracts - The Company receives the majority of its revenues from contracts with the U.S. Postal Service (USPS).  For the six months ended April 30, 2010 and 2009, the revenues from contracts with the USPS represented 69% and 65% of total revenues, respectively.  At April 30, 2010 and October 31, 2009, accounts receivable from the USPS totaled $798,860 and $759,109, or 54% and 49%, respectively. The contracts currently in effect for USPS routes will expire in September 2015. The loss of contracts with this customer would have a material negative effect on the operations of the Company.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company operates its aircraft under a certificate which allows it to accumulate time between overhauls (TBO) in excess of manufacturer's recommendations.  The Company regularly inspects its engines.  A majority of the engines used by the Company have accumulated TBO in excess of manufacturer's recommendations.

NOTE 12 – SUBSEQUENT EVENTS

Alpine Air Express has evaluated subsequent events through the date the financial statements were issued, and concluded there were no events or transactions during this period that required recognition or disclosure in its financial statements, other than the events noted below.

In May 2010, the Company sold a Beechcraft 1900D aircraft, Reg # N17ZV, for $1,125,000. The proceeds of this sale were used to reduce the balance on a line of credit.

In June 2010, the Company signed a note payable with a lending institution for $3,087,407. The note matures on June 11, 2015. It is secured by four aircraft, Reg #N950AA, N24BH, N114AX, and N127BA. The stated interest rate is 5.865% and the proceeds of this loan were used to pay off the balance of one capital lease obligation.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

General.

Alpine Aviation Inc. provides air cargo transportation services in the United States in Montana, North Dakota, and South Dakota (69% of revenue). In addition to air cargo transportation, the Company flies charters for other cargo carriers (23% of revenue), provides maintenance service on aircraft owned and operated by third parties (less than 1% of revenue), leases passenger aircraft to other air carriers (8% of revenue), and operates a First Officer Training Program (less than 1% of revenue).

During the three months ended April 30, 2010, cargo volumes were lower (8%) when compared to the same period last year. The Company carried 2,066 tons of cargo this quarter in 2010 compared to 2,240 tons in the same quarter in 2009.

This decrease in weight is directly attributable to a decline in the overall weight we carry on each route for each of our customers combined with the reduction of flights due to the loss of the US Postal Service contracts in Hawaii on August 7, 2009.

In 2009 the Company was successful in its attempts to renew the Montana/South Dakota/North Dakota contract with the US Postal Service. The contract began in 2009 and runs for six years through 2015. In the future, if the Company were unable to renew this contract, it would have a significant impact on earnings and revenues. However, management has had substantial success in renewing contracts with the USPS over the past 20 years. The Company is also under contract with a major US cargo carrier until 2013.

The current US Postal Service contract includes a significant per pound rate increase over previous contracts. The Company continues to experience moderate rising costs. Fuel, insurance, aircraft maintenance, and repairs place a demand on the Companies cash resources, however, management has been exceptionally proactive in containing and reducing operating costs in order to better maximize the use of cash resources.

Liquidity and Capital Resources

April 30, 2010 and October 31, 2009

The Company has a working capital position on April 30, 2010 of $1,053,615, as compared to $669,987 on October 31, 2009.  The increase of $383,628 is attributed primarily to the decrease in current liabilities of $966,775 resulting from the Company’s efforts to pay down debt and refinance existing debt to more favorable terms.

                During the six months ending April 30, 2010 the Company purchased property and equipment of $2,684,218 compared with $2,480,568 during the six months ending April 30, 2009. In addition to the purchase of one additional aircraft in each of the six months ended April 30, 2010 and April 30, 2009 other equipment purchased is mainly the result of the necessity to overhaul and repair engines, landing gear, and propellers as they reach the end of their useful life per FAA and manufacturer requirements. Other equipment purchased is the result of management’s efforts to improve the safety of the aircraft.  The Company is in the process of equipping all aircraft with a Garmin GPS system and with Terrain Awareness Warning Systems (TAWS). These systems provide pilots with  up-to-date situational awareness, satellite weather updates, terrain avoidance, and better approach and landing capabilities.  The Company is also installing Engine Trend Monitoring (ETM) systems which allow the Company to monitor that all engines operate within specified parameters. This provides the maintenance department with valuable information used to assess needed repairs and the existence of potentially unsafe engine conditions.

                The Company received proceeds from a long-term note in the amount of  $2,700,000 in January 2010 and proceeds from a long-term note in the amount of $3,087,407 in June 2010. The proceeds from these notes were used to refinance existing long and short-term debt and a capital lease to more favorable terms.

Results of Operation.

Three and six months ended April 30, 2010 and 2009.

During the three and six months ended April 30, 2010, Alpine Air had a net profit of $527,166 and $1,013,666, respectively, with a net profit available to common shareholders of $408,847 and $773,039, respectively, or $0.01 and $0.02 per share, respectively. During the three and six months ended April 30, 2009 the Company had a net profit of $186,797 and $382,224, respectively, and a net profit available to shareholders of $68,477 and $51,427, respectively, or $0.00 and $0.00 per share, respectively.

Revenue for the three and six months ended April 30, 2010, was $5,053,035 and $10,123,361, respectively, of which $5,038,910 and $10,102,317, respectively, consisted of revenue from operations and $14,125 and $21,044, respectively, was derived from public services.  This represents a decrease in total revenue of approximately 3% and 5%, respectively, over revenues of $5,230,959 and $10,687,923, respectively, for the same period in 2009.  This decrease in revenue is primarily due to the loss of Alpine Air’s Hawaii USPS contracts; however, an increase in USPS rates for Montana/South Dakota/North Dakota contracts and a new lease contract of the Company’s new Beechcraft 1900-D passenger aircraft offset most of the lost revenue.

Total direct costs were $3,618,155 and $7,271,380 in the three and six months ended April 30, 2010, as compared to $4,202,572 and $8,313,642, respectively, in the same periods for the prior year. This decrease of 14% and 13%, respectively, in total direct costs is directly related to the termination of our Hawaii operations due to the ending of the contract.

General and Administrative expenses decreased to $404,359 and $846,068 during the three and six months ended April 30, 2010, from $442,340 and $1,161,070 during the three and six months ended April 30, 2009. This decrease of 9% and 27%, respectively, is primarily due to managements efforts to reduce and control costs.

During the three and six months ended April 30, 2010, there has been a decrease of 25% and 33%, respectively, in other expense from $239,343 and $569,987, respectively, in 2009 to $180,205 and $380,097, respectively, in 2010.  This decrease is primarily attributed to a $31,024 and $59,427, respectively, decrease in interest expense and a decrease in realized losses from investments of $28,383 and $133,501, respectively.

Off-balance sheet arrangements

We have no off balance sheet arrangements during the quarter ended April 30, 2010.

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

Changes in internal control over financial reporting

We had no changes in our internal control over financial reporting during the quarter ended April 30, 2010.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarter ended April 30, 2010, we did not issue any unregistered securities.

Use of Proceeds of Registered Securities

We had no proceeds from the sale of registered securities during the quarter ended April 30, 2010.

Purchases of Equity Securities by Us and Affiliated Purchasers

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
Month #1 February 1, 2010 through February 28, 2010	None	None	None	None
Month #2 March 1, 2010 through March 31, 2010	None	None	None	None
Month #3 April 1, 2010 through April 30, 2010	Treasury Stock 70,660 shares from General Manager, Bill Distefano	$.0811 per share, $5,732.80 total purchase value	None	None
Total	None	None	None	None

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. (Removed and Reserved).

Item 5. Other Information.

(a)

None; not applicable.

(b)

Nominating Committee

During the quarterly period ending April 30, 2010, there were no changes in the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Also during the quarterly period ending April 30, 2010, the management of Alpine Air asked two directors to voluntarily resign in an effort to reduce expenses and improve cash flow. There were no disagreements with the directors and they complied with the request to resign.

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

ALPINE AIR EXPRESS, INC.

Date:	06/14/10	By:	/s/Eugene R. Mallette
Eugene R. Mallette
Chief Executive Officer and Director

Date:	06/14/10	By:	/s/Rick C. Wood
Rick C. Wood
Principal Financial Officer

Date:	06/14/10	By:	/s/Max A. Hansen
Max A. Hansen
Secretary/Treasurer and Director

Date:	06/14/10	By:	/s/Joseph O. Etchart
Joseph O. Etchart
Chairman

Date:	06/14/10	By:	/s/Ronald L. Pattison
Ronald L. Pattison
Director