Form 10-Q
period 2010-07-31
ALPINE AIR EXPRESS INC/DE
filed 2010-09-10
CIK 1092807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: September 7, 2010 - 36,271,461 shares of common stock.

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

ALPINE AIR EXPRESS, INC.

  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2010

ALPINE AIR EXPRESS, INC.

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

PAGE
Condensed Consolidated Balance Sheets at July 31, 2010 (Unaudited) and October 31, 2009 (Audited)	5

Unaudited Condensed Consolidated Statements of Operations for the three and nine Months ended July 31, 2010 and 2009	6
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2010 and 2009	7-8

Condensed Notes to Unaudited Consolidated Financial Statements	9-13

ALPINE AIR EXPRESS, INC.

CONSOLIDATED BALANCE SHEETS

	July 31, 2010 Unaudited	October 31, 2009 Audited
ASSETS CURRENT ASSETS:
Cash and cash equivalents	$506,523	$ 992,241
Trade accounts receivable, net Note receivable	1,435,019 48,822	1,468,854 -
Inventories	2,334,205	1,850,486
Prepaid expenses	697,626	253,399
Deposits Cash value life insurance Income taxes receivable	38,575 85,572 -	64,549 80,550 324
Deferred tax asset, current	322,000	271,000
Total current assets	5,468,342	4,981,403
PROPERTY AND EQUIPMENT, NET RESTRICTED CASH	21,614,234 204,946	21,235,497 200,695
OTHER ASSETS, NET	133,642	142,629
Total assets	$27,421,164	$ 26,560,224

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$642,106	$ 991,513
Accrued liabilities Dividends payable Income taxes payable	1,042,293 41,212 37,900	837,229 244,616 -
Deferred revenue	99,395	120,037
Line of credit	-	276,021
Current portion of long-term debt	1,400,000	1,842,000
Total current liabilities	3,262,906	4,311,416

DEFERRED TAX LIABILITY LINE OF CREDIT	1,580,000 -	620,000 472,854
LONG-TERM DEBT, net of current portion	7,571,819	7,147,937
Total liabilities	12,414,725	12,552,207

PREFERRED STOCK, $.001 par value, $9.104 stated value, 1,000,000 shares authorized, 820,000 shares issued and outstanding.	7,465,280	7,465,280
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 100,000,000 shares authorized, 36,271,461 shares issued and outstanding.	36,271	36,271
Additional paid-in capital	2,491,868	2,457,550
Retained earnings	5,064,682	4,094,845
	7,592,821	6,588,666
Less treasury stock, 211,980 and 141,320 shares at cost, respectively	(51,662)	(45,929)
Total stockholders’ equity	7,541,159	6,542,737
Total liabilities and stockholders’ equity	$27,421,164	$ 26,560,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

 ALPINE AIR EXPRESS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2010	2009	2010	2009
OPERATING REVENUE:
Operations	$4,802,568	$4,817,312	$14,904,885	$15,377,033
Public services	20,519	6,090	41,563	134,292
Total operating revenues	4,823,087	4,823,402	14,946,448	15,511,325
DIRECT COSTS:
Operations	3,356,789	3,742,150	10,554,802	11,924,615
Public services	48,945	44,075	122,312	175,252
Total direct costs	3,405,734	3,786,225	10,677,114	12,099,867
Gross profit	1,417,353	1,037,177	4,269,334	3,411,458
OPERATING EXPENSES:
General and administrative	724,774	441,040	1,570,842	1,602,110
Total operating expenses	724,774	441,040	1,570,842	1,602,110
Operating income	692,579	596,137	2,698,492	1,809,348
OTHER INCOME (EXPENSE):
Interest income	2,816	2,395	9,259	10,660
Interest expense	(381,483)	(215,939)	(766,807)	(660,690)
Gain on disposal of assets	425,044	-	423,828	-
Gain (Loss) on investments	-	57,158	-	(76,343)
Total other income (expense)	46,377	(156,386)	(333,720)	(726,373)
INCOME BEFORE TAXES AND PREFERRED STOCK DIVIDEND Current income tax expense	738,956 122,850	439,751 -	2,364,772 123,000	1,082,975 -
Deferred income tax expense	297,000	180,000	909,000	441,000
NET INCOME	319,106	259,751	1,332,772	641,975
Preferred stock dividend declared and amortization of preferred stock discount analogous to a preferred stock dividend.	(122,308)	(122,307)	(362,935)	(453,104)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$196,798	$137,444	$969,837	$188,871

NET INCOME PER COMMON SHARE
Basic	$.00	$.00	$.03	$.01
Diluted	$.00	$.00	$.01	$.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE AIR EXPRESS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Nine Months Ending July 31, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,332,772	$641,975
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of assets Loss on investment Deferred gain amortization	(423,828) - -	- 1,059 (95,997)
Deferred tax expense	909,000	405,111
Depreciation and amortization	2,508,296	2,355,433
Stock based compensation	34,318	59,244
Provision for losses on accounts receivable Provision for inventory obsolescence	76,640 8,402	23,247 -
Changes in operating assets and liabilities:
Trade accounts receivable	(91,627)	363,405
Other assets	22,500	(24,192)
Inventories	(492,121)	(954,815)
Income taxes receivable Prepaid expenses Deposits	324 27,273 50,262	35,890 1,928 73,435
Trade accounts payable Accrued liabilities Income taxes payable	(349,407) 205,064 37,900	101,902 (266,911) -
Deferred revenue	(20,642)	(2,295)
Net cash provided by operating activities	3,835,126	2,718,419

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments Sale of investments	- -	(168,449) 225,434
Purchases of property and equipment Proceeds from sale of equipment Cash surrender value of life insurance	(3,512,478) 1,128,800 (5,022)	(3,362,857) - (10,545)
Net cash used in investing activities	(2,388,700)	(3,316,417)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on long-term debt Payment on dividends payable	(2,519,715) (566,339)	(1,622,114) (270,977)
Payment for redemption of preferred stock	-	(182,080)
Change in line of credit Proceeds from related party line of credit Purchase of treasury stock	(758,875) - (5,733)	748,875 50,000 -
Proceeds from long-term debt	1,922,769	1,200,000
Net cash used in financing activities	(1,927,893)	(76,296)

Net change in cash and cash equivalents	(481,467)	(674,294)

BEGINNING CASH AND CASH EQUIVALENTS	1,192,936	720,794

ENDING CASH AND CASH EQUIVALENTS	$711,469	$46,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE AIR EXPRESS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Nine Months Ending July 31, 2010 and 2009

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	2010	2009
Cash paid during the period for:
Interest	$766,807	$660,690
Income taxes	$85,000	$-

Non-cash investing and financing activities:

For the nine months ended July 31, 2010, the Company:

•

Capitalized debt issuance costs of $93,040.

•

Refinanced $4,267,962 of long-term debt.

•

Increased prepaid aircraft insurance by issuing $471,500 of debt.

•

Increased lease deposit by $24,288 through the issuance of debt.

•

Exchanged accounts receivable for a note receivable of $48,822.

For the nine months ended July 31, 2009, the Company:

•

Recorded the amortization of a preferred stock dividend and reduced retained earnings by $89,780.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE AIR EXPRESS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements – The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 2010 and 2009 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2009 audited financial statements. The results of operations for the periods ended July 31, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

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

ALPINE AIR EXPRESS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consist of the following:

	July 31, 2010	October 31, 2009

Trade accounts receivable Employee advances	$1,577,674 515	$1,535,384 -
Less allowance for doubtful accounts	(143,170)	(66,530)
	$1,435,019	$1,468,854

NOTE 3 - NOTE RECEIVABLE

The Company has a secured note receivable from a former equipment lessor, bearing interest at 3%. The terms require that the principal and accrued interest be paid upon maturity of the note, April 30, 2011. As of July 31, 2010 the outstanding balance is $48,822 and is secured by a second lien on a Beech 99 aircraft.

NOTE 4 - PREPAID EXPENSES

Prepaid expenses consist of the following:

	July 31, 2010	October 31, 2009

Prepaid expenses and credits	$245,744	$84,954
Prepaid other taxes Prepaid insurance Prepaid training	43,566 401,289 7,027	81,332 80,907 6,206
	$697,626	$253,399

NOTE 5 - INVENTORIES

Inventories consist of the following:

	July 31, 2010	October 31, 2009

Aircraft parts	$1,883,294	$1,620,614
Work in process Fuel	476,489 35,347	247,089 35,306
Allowance for obsolescence	(60,925)	(52,523)
	$2,334,205	$1,850,486

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated life in years	July 31, 2010	October 31, 2009
Building and improvements	10 - 40	$1,369,559	$1,286,989
Aircraft	[15]	19,867,470	18,746,456
Engines	7 - 10	12,567,781	12,185,742
Equipment	3 - 10	309,002	306,655
Furniture and fixtures	3 - 10	324,606	329,029
Vehicles	5 - 7	128,413	140,540
		34,566,831	32,995,411
Less: accumulated depreciation and amortization		(12,952,597)	(11,759,914)
		$21,614,234	$21,235,497

ALPINE AIR EXPRESS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – LINE OF CREDIT

The Company has a $1,000,000 line of credit with a lending institution to help manage cash flow and day to day operations.  The line of credit has a variable interest rate, currently 6.5% and matures on February 23, 2011.  The interest is payable each month on any outstanding balance. As of July 31, 2010 the outstanding balance was $0. The line of credit is secured by two aircraft, Reg #N194GA and N955AA.

The Company also has a $100,000 line of credit with the same lending institution to help manage cash flow and day to day operations. The line of credit has a variable interest rate, currently at 6.5% and matures on August 25, 2016. The interest is payable each month on any outstanding balance.  As of July 31, 2010 the outstanding balance was $0. The line of credit is secured by three aircraft, Reg #N194GA, N955AA, and N99GH.

NOTE 8 – LONG TERM DEBT

Long term debt consists of the following:

	July 31, 2010	October 31, 2009
Note payable with an interest rate of 8.75% at October 31, 2009. Secured by three aircraft, Reg #N17ZV, N955AA, and N194GA and personally guaranteed by an officer/shareholder. This note was refinanced.	$-	$815,083

Note payable issued on August 19, 2009 for $2,524,200 due August 19, 2012. Current interest rate of 6.5%. Secured by four aircraft, Reg #N154GA, N99GH, N326CA, and N239AL and personally guaranteed by an officer/shareholder.	2,183,240	2,453,216

Note payable with interest only due at an interest rate of 4.75%. Personally guaranteed by an officer/shareholder. This note was refinanced.	-	1,200,500

Note payable issued on January 7, 2010 for $2,700,000 due January 7, 2016. Interest rate of 7.147%. Secured by four aircraft, Reg #N172GA, N125BA, N219VP, and N198GA.

Note payable issued on May 4, 2010 for $400,775 due February 1, 2011. Interest rate of 7.78%. Unsecured note used to finance aircraft insurance premium.

Note payable issued on June 11, 2010 for $3,087,407 due June 11, 2015. Interest rate of 5.865%. Secured by four aircraft, Reg #N114AX, N127BA, N24BH, and  N950AA.

	2,613,011 269,765 3,054,452	- - -

Capital Lease Obligations	851,351	4,521,138
	8,971,819	8,989,937
Less current portion	(1,400,000)	(1,842,000)
Long-term portion	$7,571,819	$7,147,937

ALPINE AIR EXPRESS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of Series A $.001 par value preferred stock. The preferred stock provides for monthly dividends at an annual rate of 6.5%. As of July 31, 2010 and October 31, 2009 there were 820,000 shares issued and outstanding. This preferred stock is convertible at any time by the holder until December 1, 2011 based on the current market price of the Company’s stock. The Company can redeem the preferred stock any time and the Holder can call for redemption of the preferred stock any time after December 1, 2011at a liquidation value of $9.104 per share.

Previous Company financial statements issued after July 31, 2007 classified this preferred stock as an equity instrument.  Following recent consultations with the Securities and Exchange Commission, the Company is reclassifying this preferred stock as a mezzanine item outside of the Equity section of the consolidated balance sheets.

NOTE 10 - INCOME PER COMMON SHARE

The following data show the amounts used in computing net income per common share:

	For Three Months Ended July 31,		For Nine Months Ended July 31,
	2010	2009		2010	2009
Net income available to common shareholders	$196,798	$137,445	$	,837	$188,871
Weighted average number of common shares used in basic EPS	36,271,461	36,271,461		36,271,461	36,271,461
Dilutive effect of preferred stock Dilutive effect of stock options	79,985,143 -	74,652,800 -		71,628,486 -	46,658,000 -
Weighted average number of common shares and dilutive potential common stock used in diluted EPS	116,256,604	110,924,261		107,899,947	82,929,461

NOTE 11 – CONCENTRATIONS

U.S. Postal Service Contracts - The Company receives the majority of its revenues from contracts with the U.S. Postal Service (USPS).  For the nine months ended July 31, 2010 and 2009, the revenues from contracts with the USPS represented 69% and 64% of total revenues, respectively.  At July 31, 2010 and October 31, 2009, accounts receivable from the USPS totaled $876,576 and $759,109, or 57% and 49%, respectively. The contracts currently in effect for USPS routes will expire in September 2015. The loss of contracts with this customer would have a material negative effect on the operations of the Company.

ALPINE AIR EXPRESS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company operates its aircraft under a certificate which allows it to accumulate time between overhauls (TBO) in excess of manufacturer's recommendations.  The Company regularly inspects its engines.  A majority of the engines used by the Company have accumulated TBO in excess of manufacturer's recommendations.

Federal Aviation Administration (FAA) Matters- Several allegations and proposed penalties have been put forth by the FAA and are currently being reviewed by the Company. Management has assessed the probability and has estimated and accrued a reasonable amount to cover any penalties the Company may incur. None of these assertions have resulted in any enforcement action against the Company, nor does the Company expect any actions as a result of the allegations.

NOTE 13 – SUBSEQUENT EVENTS

Alpine Air Express has evaluated subsequent events through the date the financial statements were issued, and concluded there were no events or transactions during this period that required recognition or disclosure in its financial statements.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

General.

     Alpine Aviation Inc. operates two business segments. The operations segment provides air cargo transportation services in the United States in Montana, North Dakota, and South Dakota (69% of revenue). In addition to air cargo transportation, the Company flies charters for other cargo carriers (23% of revenue), and leases passenger aircraft to other air carriers (8% of revenue). The public services segment provides maintenance service on aircraft owned and operated by third parties (less than 1% of revenue), and operates a First Officer training program (less than 1% of revenue).

     During the three months ended July 31, 2010, cargo volumes were slightly lower (1%) when compared to the same period last year. The Company carried 2,100 tons of cargo this quarter in 2010 compared to 2,130 tons in the same quarter in 2009.

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

Liquidity and Capital Resources

July 31, 2010 and October 31, 2009.

Historical Source of Cash and Capital Expenditures:

     The Company has a working capital position on July 31, 2010 of $2,205,436, as compared to working capital on October 31, 2009, of $669,987. The increase in working capital has been the direct result of a $486,939 increase in current assets coupled with a decrease of $1,048,510 in current liabilities. The Company presently has no material off-balance sheet financing arrangements.

    Total assets increased to $27,421,164 on July 31, 2009 from $26,560,224 on October 31, 2009. Total liabilities decreased to $12,414,725 from $12,552,207 during the same period.  Stockholders' equity has also increased a total of $998,422, from $6,542,737 to 7,541,159 for October 31, 2009 and July 31, 2010, respectively.

     For the nine months ended July 31, 2010 the Company had a net profit from operations before income taxes and preferred stock dividends of $2,364,772. This is an increase of $1,281,797 from the previous year’s net income of $1,082,975. Depreciation and amortization expense for the nine months ending July 31, 2010 was $2,508,296 for an increase of $152,863 over last year.

    During the nine months ended July 31, 2010, the Company decreased the tax net operating loss carryforward by $2,234,661. There was an increase in the deferred tax accounts of $909,000.

     Investing activities for the nine months ended July 31, 2010, consisted mainly of the purchase of one additional aircraft, engine overhauls, and capital improvements to aircraft totaling $3,512,478. The Company also received proceeds of $1,128,800 from the sale of one Beechcraft 1900 aircraft and other equipment.

     For the nine months ended July 31, 2010, net cash used in financing activities was $1,927,893, which included new funds made available from notes payable of $1,922,769. The subsequent use of these funds was primarily towards reducing notes payable by $2,519,715, payoff of a line of credit of $758,875 and the payment of preferred stock dividends of $566,339.

For the nine months ended July 31, 2009, net cash used from financing activities was $76,296, which included a new capital lease of $1,200,000, a new line of credit of $748,875 and $50,000 loan from a related party. The subsequent use of these funds was primarily used towards reducing notes payable by $1,622,114, the payment of preferred stock dividends of $270,977 and the redemption of $182,080 of Preferred Stock in the Company.

     For the nine months ended July 31, 2010 and July 31, 2009, net uses in cash and cash equivalents were $481,467 and $674,294, and ending cash and cash equivalents were $711,469 and $46,500, respectively.

Cash Requirements:

The following table summarizes the Company’s contractual obligations as of July 31, 2010:

	Total	One Year	2-5 Years	After 5 Years

Long-term debt principal	$8,120,468	$1,168,000	$5,229,863	$1,722,605
Capital leases principal	851,351	232,000	619,351	-
Interest payments	1,832,201	555,987	1,224,970	51,244
Operating leases	350,054	39,342	92,950	217,762
Dividend payment of preferred shares	687,428	485,243	202,185	-
Total	$11,841,502	$2,480,572	$7,369,319	$1,991,611

Future Capital Expenditures:

The Company, as of July 31, 2010, had no open commitments to purchase additional aircraft.

Results of Operations.

    Three months ended July 31, 2010 and 2009.

Operating Revenue

     During the three months ended July 31, 2010 total operating revenues were $4,823,087, representing a less than 1% decrease over 2009 revenues for the same period of $4,823,402. The following tables summarize Alpine Air’s operating revenue and associated percentage-of-change for the periods indicated.

	Three months ended July 31, 2010	Three months ended July 31, 2009	2010 over 2009 Change
Operating Revenue:
Operations
Mail revenue	$3,285,367	$3,134,589	5%
Contract cargo revenue and ad-hoc charters	1,171,101	1,384,708	(15)%
Aircraft leasing	346,100	298,015	16%
Total operations	4,802,568	4,817,312	Less than 1%
Public services
First officer	14,779	2,808	426%
Maintenance	5,740	3,282	75%
Total public services	20,519	6,090	237%
Total operating revenue	$4,823,087	$4,823,402	Less than 1%

	Three months ended July 31, 2010	Three months ended July 31, 2009	2010 over 2009 Change
Operating Revenue:
Operations
Mail revenue	68%	65%	3%
Contract cargo revenue and ad-hoc charters	24%	28%	(4)%
Aircraft leasing	7%	6%	1%
Total operations	99%	99%	-
Public services
First officer	Less than 1%	Less than 1%	-
Maintenance	Less than 1%	Less than 1%	-
Total public services	1%	1%	-
Total operating revenue	100%	100%	-

Direct Costs

     Total direct costs decreased to $3,405,734 from $3,786,225 for the three months ending July 31, 2010 and 2009, respectively. This decrease is mainly due to a decrease of $276,397 in labor and benefits expenses, a decrease of $118,743 in aircraft lease expense, and a decrease of $112,372 in aircraft insurance expense. Labor and benefits expenses decreased due to the ceasing of operations in Hawaii, aircraft lease expenses decreased due to the ending of several sale/leaseback agreements, and aircraft insurance expense decreased due to a premium decrease with a new insurance company. Depreciation and amortization expense for the three months ended July 31, 2010 increased to $784,661 from $750,885 during the same period in 2009. This increase was due to additional depreciation on one new aircraft acquired during 2010 and from major engine and airframe component overhauls capitalized in 2010. The following table summarizes Alpine Air’s direct costs and the associated percentages-of-change for the periods indicated.

	Three months ended July 31, 2010	Three months ended July 31, 2009	2010 over 2009 Change
Direct Costs:
Operations
Depreciation and amortization	$784,661	$750,885	4%
Other direct costs	2,572,128	2,991,265	(14)%
Total operations	3,356,789	3,742,150	(10)%
Public services
Total public services	48,945	44,075	11%
Total direct costs	$3,405,734	$3,786,225	(10)%

Operating Expenses

     Operating expenses increased to $724,774 from $441,040 for the three months ended July 31, 2010 and 2009, respectively. This was due mainly to an increase in bad debt expense and the accrual of fines and penalties. The following table summarizes Alpine Air’s operating expenses and the associated percentages-of-change for the periods indicated.

	Three months ended July 31, 2010	Three months ended July 31, 2009	2010 over 2009 Change
Operating Expenses:
General and administrative	$724,774	$441,040	64%
Total operating expenses	724,774	441,040	64%

Interest Income

     Interest income for the three months ended July 31, 2010 increased to $2,816 from the amount at July 31, 2009 of $2,395. This increase in interest income is due to an increase of cash in interest bearing accounts.

Interest Expense

     Total interest expense for the three months ended July 31, 2010 and 2009 was $381,483 and $215,939, respectively. This increase in interest expense is due to a refinance of a capital lease to a note payable and subsequent pre-payment penalties associated with this early termination of the lease.

Gain on Disposal of Assets

     Gain on disposal of assets for the three months ended July 31, 2010 increased to $425,044 from $0 as of July 31, 2009. The gain on disposal of assets is due to the difference in the cost basis versus the net book value on a sale of a Beechcraft 1900 aircraft.

Income Tax Expense

     The provision for  income tax expense for the three months ended July 31, 2010 and 2009 was $419,850 and $180,000, respectively. The increase in income taxes as a percentage of income before taxes of 56.8% in 2010 and 40.9% in 2009 was due to a non-deductible fines and penalties.

Net Income

     For the three months ended July 31, 2010 and 2009, income before preferred dividends was $319,106 and $259,751, or $0.01 per share and $0.01 per share, respectively. For the same periods net income available to shareholders was $196,798 and $137,444, or $0.00 per share and $0.00 per share, respectively. The difference for both years presented is approximately $122,308 and $122,307, respectively ($0.00 and $0.00 per share, respectively), which is related to dividends declared on preferred stock.

Nine months ended July 31, 2010 and 2009.

Operating Revenue

     During the nine months ended July 31, 2010 total operating revenues were $14,946,448, representing a 4% decrease over 2009 revenues for the same period of $15,511,325. This decrease in revenue is attributed to decrease in contract cargo revenue and ad-hoc charters. The following tables summarize Alpine Air’s operating revenue and associated percentage-of-change for the periods indicated.

	Nine months ended July 31, 2010	Nine months ended July 31, 2009	2010 over 2009 Change
Operating Revenue:
Operations
Mail revenue	$10,253,693	$9,882,936	4%
Contract cargo revenue and ad-hoc charters	3,491,817	4,589,586	(24)%
Aircraft leasing	1,159,375	904,511	28%
Total operations	14,904,885	15,377,033	(3)%
Public services
First officer	28,080	15,369	83%
Maintenance	13,483	118,923	(89)%
Total public services	41,563	134,292	(69)%
Total operating revenue	$14,946,448	$15,511,325	(4)%

	Nine months ended July 31, 2010	Nine months ended July 31, 2009	2010 over 2009 Change
Operating Revenue:
Operations
Mail revenue	68%	64%	4%
Contract cargo revenue and ad-hoc charters	23%	29%	(6)%
Aircraft leasing	8%	6%	2%
Total operations	99%	99%	-
Public services
First officer	Less than 1%	Less than 1%	-
Maintenance	Less than 1%	Less than 1%	-
Total public services	1%	1%	-
Total operating revenue	100%	100%	-

Direct Costs

     Total direct costs decreased to $10,677,114 from $12,099,867 for the nine months ending July 31, 2010 and 2009, respectively. This decrease is mainly due to a decrease of $862,367 in labor and benefits expense, a decrease of $665,653 in aircraft lease expense, and a decrease of $100,073 in aircraft insurance expense. Labor and benefits expenses decreased due to the ceasing of operations in Hawaii, aircraft lease expenses decreased due to the ending of several sale/leaseback agreements, and aircraft insurance expense decreased due to a premium decrease with a new insurance company. Depreciation and amortization expense for the nine months ended July 31, 2010 increased to $2,428,769 from $2,355,433 during 2009. This increase was due to additional depreciation on one new aircraft acquired during 2010 and from major engine and airframe component overhauls capitalized in 2010. The following table summarizes Alpine Air’s direct costs and the associated percentages-of-change for the periods indicated.

	Nine months ended July 31, 2010	Nine months ended July 31, 2009	2010 over 2009 Change
Direct Costs:
Operations
Depreciation and amortization	$2,428,769	$2,355,433	3%
Other direct costs	8,126,033	9,569,182	(15)%
Total operations	10,554,802	11,924,615	(11)%
Public services
Total public services	122,312	175,252	(30)%
Total direct costs	$10,677,114	$12,099,867	(12)%

     Operating Expenses

     Operating expenses decreased to $1,570,842 from $1,602,110 for the nine months ended July 31, 2010 and 2009, respectively. This decrease was due mainly to an overall reduction in labor and benefits expense and a decrease in bad debt expense, coupled with an increase in fines and penalties. The following table summarizes Alpine Air’s operating expenses and the associated percentages-of-change for the periods indicated.

	Nine months ended July 31, 2010	Nine months ended July 31, 2009	2010 over 2009 Change
Operating Expenses:
General and administrative	$1,570,842	$1,602,110	(2)%
Total operating expenses	1,570,842	1,602,110	(2)%

Interest Income

     Interest income for the nine months ended July 31, 2010 decreased to $9,259 from the amount at July 31, 2009 of $10,660. This decrease in interest income is due to a reduction of cash in interest bearing accounts.

Interest Expense

     Total interest expense for the nine months ended July 31, 2010 and 2009 was $766,807 and $660,690, respectively. This increase in interest expense is due to a refinance of a capital lease to a note payable and subsequent pre-payment penalties associated with this early termination of the lease.

Gain on Disposal of Assets

     Gain on disposal of assets for the nine months ended July 31, 2010 increased to $423,828 from $0 as of July 31, 2009. The gain on disposal of assets is due to the sale of one Beechcraft 1900 aircraft

Income Tax Expense

     The provision for income tax expense for the nine months ended July 31, 2010 and 2009 was $1,032,000 and $441,000, respectively. The increase in income taxes as a percentage of income before taxes of 43.6% in 2010 and 40.7% in 2009 was due to non-deductible fines and penalties.

Net Income

     For the nine months ended July 31, 2010 and 2009, income before preferred dividends was $1,332,772 and $641,975, or $0.04 per share and $0.02 per share, respectively. For the same periods net income available to shareholders was $969,837 and $188,871, or $0.03 per share and $0.01 per share, respectively. The difference in net income available to common shareholders for both years presented is $362,935 and $453,104, respectively ($0.01 and $0.01 per share, respectively), which is related to dividends declared on preferred stock and $89,780 amortization of preferred stock discount for the nine months ended July 31, 2009.

Off-balance sheet arrangements

We have no off balance sheet arrangements during the quarter ended July 31, 2010.

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

Item 4.  Controls and Procedures.

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

Changes in internal control over financial reporting

We had no changes in our internal control over financial reporting during the quarter ended July 31, 2010.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

               Not applicable.

Item 1A. Risk Factors

                Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarter ended July 31, 2010, we did not issue any unregistered securities.

Use of Proceeds of Registered Securities

We had no proceeds from the sale of registered securities during the quarter ended July 31, 2010.

Purchases of Equity Securities by Us and Affiliated Purchasers

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
Month #1 May 1, 2010 through May 31, 2010	None	None	None	None
Month #2 June 1, 2010 through June 30, 2010	None	None	None	None
Month #3 July 1, 2010 through July 31, 2010	None	None	None	None
Total	None	None	None	None

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. (Removed and Reserved).

Item 5. Other Information.

(a)

None; not applicable.

(b)

Nominating Committee

During the quarterly period ending July 31, 2010, there were no changes in the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

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

ALPINE AIR EXPRESS, INC.

Date:	09/10/10	By:	/s/Eugene R. Mallette
Eugene R. Mallette
Chief Executive Officer and Director

Date:	09/10/10	By:	/s/Rick C. Wood
Rick C. Wood
Principal Financial Officer

Date:	09/10/10	By:	/s/Max A. Hansen
Max A. Hansen
Secretary/Treasurer and Director

Date:	09/10/10	By:	/s/Joseph O. Etchart
Joseph O. Etchart
Chairman

Date:	09/10/10	By:	/s/Ronald L. Pattison
Ronald L. Pattison
Director