Form 10-K/A
period 2009-10-31
ALPINE AIR EXPRESS INC/DE
filed 2010-10-12
CIK 1092807

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

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

January 29, 2010:  Common – 36,271,461

January 29, 2010:  Preferred – 820,000

EXPLANATORY NOTE

Alpine Air Express (the “Company) is filing this Amendment to its Form 10-K for the fiscal year ended October 31, 2009, which was originally filed  with the Securities and Exchange Commission on January 29, 2010.

     This Form 10-K/A amends and restates its Report of Independent Registered Public Accounting Firm, all Consolidated Financial Statements, and Notes to Consolidated Financial Statements for the fiscal years ended October 31, 2008 and October 31, 2009.  This amendment reclassifies preferred stock shares outside of stockholders’ equity as a mezzanine item on the Balance Sheet and removes preferred stock shares from the Consolidated Statement of Stockholders’ Equity. Note 11-Preferred Shares summarizes preferred stock and this amendment also adds a restatement footnote as Note 18 to the financial statements. Item 1-Description of Business, Item 2-Description of Properties, Item 7-Management Discussion and Analysis of Financial Condition and Results of Operations, Note 1-Summary of Accounting Policies, Note 7-Related Party Transactions, Item 9A(T)-Controls and Procedures, and Item 10-Directors and Executive Officers, Promoters, and Control Persons have included further information. No other information included in the original Form 10-K is amended herein.

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

     Alpine currently operates 26 aircraft on one national certificate.  The largest aircraft in our fleet is a Beechcraft 1900, which holds approximately 6,000 pounds of cargo.  Our other aircraft type is the Beechcraft 99, which holds approximately 3,400 pounds of cargo. The Company also owns 2 Beechcraft 1900-D aircraft (passenger configuration) and currently leases them on an annual lease basis.

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

     Alpine Air operates the following aircraft:

Aircraft Model: All Aircraft are Manufactured by Beechcraft	Number of aircraft	Location	Owned/Note Payable/Capital Lease
99	4	Utah, Montana	Owned
99	4	Montana	Note Payable
99	4	South Dakota, Utah, Montana	Capital Lease
1900	7	South Dakota, North Dakota, Montana, Utah, Bahamas	Owned
1900	3	South Dakota, Montana, Utah	Note Payable
1900	4	North Dakota, Montana	Capital Lease

     All aircraft are in working condition and alternately either in maintenance or assigned to a scheduled route.

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

During the quarter ending July 31, 2009, the Company learned that the US Postal Service did not renew the contracts in place in Hawaii. These contracts expired June 6, 2009 and Alpine Air signed a two month contract to fly several routes with the company that was awarded the contract. That contract expired on August 7, 2009 and Alpine Air discontinued operations in Hawaii. Seven aircraft have been redeployed to the mainland. Four of these aircraft were immediately used to end month-to-month leases with third parties, two aircraft are being used as additional aircraft in the Billings, MT operations to take advantage of extra charter opportunities as they arise and as backup spare aircraft in the event an aircraft needs maintenance, and one aircraft was deployed to the maintenance facility in Provo, UT for upgrades and routine maintenance.

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

     For the year ended October 31, 2009, net cash used in financing activities was $1,780,307, which includes new funds made available from notes payable of $3,654,048 and proceeds from a lending institution line of credit of $748,875. The subsequent use of these funds was primarily towards notes payable of $5,716,041, the payment of preferred stock dividends of $270,977 and the redemption of $182,080 of Preferred Stock in the Company.

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

Cash Requirements

     The following table summarizes the Company’s contractual obligations as of October 31, 2009:

	Total	One Year	2-5 Years	After 5 Years

Long-term debt principal	$4,468,799	$442,000	$2,611,210	$1,415,589
Capital leases principal	4,521,138	1,400,000	3,121,138	-
Interest payments	2,026,111	662,806	1,202,354	160,951
Operating leases	347,925	37,211	92,952	217,762
Dividend payment of preferred shares*	2,426,216	485,243	1,940,973	*
Total	$13,790,189	$3,027,260	$8,968,627	$1,794,302

*Redemption and/or conversion of preferred shares assumed completed by year 2015 through future cash flows generated by profits from Company operations, sale of excess aircraft, or additional debt borrowings. All preferred shares are owned by current CEO and majority shareholder. Currently loan covenants with a lender restrict the redemption and payment of preferred dividends unless Company maintains minimum net worth of $13,800,000 and debt service coverage of 1.25 to 1.00.

Future Capital Expenditures

     The Company as of October 31, 2009 had an open commitment to purchase one additional aircraft in the amount of $1,375,000. This additional aircraft will be used in the Company’s aircraft leasing operations. See Note 17, subsequent events, regarding details of this purchase and the January 2010 financing obtained allowing for this purchase.

Results of Operations.

Operating Revenue

     During the year ended October 31, 2009 total operating revenues were $20,464,409, representing a 3% increase over 2008 revenues of $19,840,376. This increase in revenue is the result of an increase of 746% in aircraft leasing revenues due to a contract in place for the leasing of two Beechcraft 1900-D passenger aircraft that began in September 2008. The following tables summarize Alpine Air’s operating revenue and associated percentage-of-change for the periods indicated.

	2009	2008	2009 over 2008 Change
Operating Revenue:
Operations
Mail revenue	$13,366,226	$14,518,532	(8)%
Contract cargo revenue and ad-hoc charters	5,730,000	4,972,385	15%
Aircraft leasing	1,225,940	144,965	746%
Total operations	20,322,166	19,635,882	3%
Public services
First officer	18,918	31,610	(40)%
Maintenance	123,325	172,884	(29)%
Total public services	142,243	204,494	(30)%
Total operating revenue	$20,464,409	$19,840,376	3%

	2009	2008	2009 over 2008 Change
Operating Revenue:
Operations
Mail revenue	65%	73%	(8)%
Contract cargo revenue and ad-hoc charters	28%	25%	3%
Aircraft leasing	6%	1%	5%
Total operations	99%	99%	-
Public services
First officer	Less than 1%	Less than 1%	-
Maintenance	1%	1%	-
Total public services	1%	1%	-
Total operating revenue	100%	100%

Direct Costs

     Total direct costs decreased to $15,733,309 from $16,378,631 for the years ending October 31, 2009 and 2008, respectively. This decrease is mainly due to a decrease of $1,469,227 or 32% in fuel expense and a decrease of $313,363 or 30% in aircraft lease expense. Fuel expense decreased due to an overall decrease in aviation fuel prices across the country and aircraft lease expenses decreased due to the ending of several sale/leaseback agreements. Depreciation and amortization expense for the year ended October 31, 2009 increased to $3,163,137 from $2,218,710 during 2008. This increase was due to additional depreciation on two new aircraft acquired at the end of 2008 and from major engine and airframe component overhauls capitalized in 2009. The following table summarizes Alpine Air’s direct costs and the associated percentages-of-change for the periods indicated.

	2009	2008	2009 over 2008 Change
Direct Costs:
Operations
Depreciation and amortization	$3,163,137	$2,218,710	43%
Other direct costs	12,354,760	13,943,667	(11)%
Total operations	15,517,897	16,162,377	(4)%
Public services
Total public services	215,412	216,254	Less than (1)%
Total direct costs	$15,733,309	$16,378,631	(4)%

     Operating Expenses

     Operating expenses increased to $2,180,645 from $1,525,241 for the years ended October 31, 2009 and 2008, respectively. This increase was due mainly to a large one-time customer bad debt write-off of $248,000 coupled with a $44,000 increase in allowance for doubtful accounts. Consulting expenses, legal expenses, and professional accounting expenses increased during 2009 as well. The following table summarizes Alpine Air’s operating expenses and the associated percentages-of-change for the periods indicated.

	2009	2008	2009 over 2008 Change
Operating Expenses:
General and administrative	$2,180,645	$1,525,241	43%
Total operating expenses	2,180,645	1,525,241	43%

     Interest Income

     Interest income for the year ended October 31, 2009 decreased to $18,451 from the amount at October 31, 2008 of $48,381. This decrease in interest income for 2009 is due to a reduction of cash in interest bearing accounts.

Interest Expense

     Total interest expense for the year ended October 31, 2009 and 2008 was $857,184 and $673,395, respectively. This increase in interest expense is due to the Company acquiring additional financing in August of 2008 to purchase two Beechcraft 1900D aircraft.

Gain on Disposal of Assets

     Gain on disposal of assets for the year ended October 31, 2009 decreased to $907 from $499,623 as of October 31, 2008. During 2008, two aircraft that were destroyed and were disposed of at a gain due to the insurance proceeds. In 2009 there were no such events.

Other Expenses

     Other expenses for the year ending October 31, 2009 was $83,618 compared to $0 for the year ending October 31, 2008. This increase in other expenses is due to a realized loss from heating oil investments.

Income Tax Expense

     The provision for deferred  income tax expense for the year ended October 31, 2009 and 2008 was $509,000 and $434,812, respectively. The increase in deferred income tax as a percentage of income before taxes of 31.2% in 2009 and 24% in 2008 was due to a change in valuation allowance.

Net Income

     For the year ended October 31, 2009 and 2008, income before preferred dividends was $1,120,011 and $1,376,301,  or $0.03 per share and $0.04 per share, respectively. For the same periods net income available to shareholders was $544,599 and $120,193, or $0.02 per share and $0.00 per share, respectively. The difference for both years presented is $575,412 and $1,256,108, respectively ($0.01 and $0.02 per share, respectively), which is related to dividends declared on preferred stock and the amortization of a preferred stock discount analogous to a preferred stock dividend. The amortization portion of the preferred stock discount ended in December 2008.

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

CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2009 and 2008

ALPINE AIR EXPRESS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2009 and 2008

CONTENTS

PAGE
Report of Independent Registered Public Accounting Firm Report of Independent Registered Public Accounting Firm	2 3
Consolidated Balance Sheets at October 31, 2009 and 2008	4
Consolidated Statements of Income for the years ended October 31, 2009 and 2008	5
Consolidated Statement of Stockholders' Equity for the years ended October 31, 2009 and 2008	6
Consolidated Statements of Cash Flows for the years ended October 31, 2009 and 2008	7 - 8
Notes to Consolidated Financial Statements	9 - 18

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

As discussed in Note 18 to the consolidated financial statements, management has restated the consolidated financial statements for a correction of an error related to the classification of preferred stock.

/s/Jones Simkins, P.C.

JONES SIMKINS, P.C.

January 29, 2010, except for Note 11 and 18

  as to which the date is October 12, 2010

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

As described in Note 18 to the financial statements, the financial statements for the year ended October 31, 2008 has been restated to correct errors in the reporting of current and deferred income tax expense and the recording of deferred tax assets, and to reclassify preferred stock outside of stockholders’ equity.

/s/Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

January 28, 2009, except for Note 14

 as to which the date is January 26, 2010

 and Notes 11 and 18 as to which the date is

 October 12, 2010

ALPINE AIR EXPRESS, INC.

CONSOLIDATED BALANCE SHEETS

October 31, 2009 and 2008

ASSETS

	2009 (As restated)	2008 (As restated)
CURRENT ASSETS:
Cash and cash equivalents	$992,241	$ 720,794
Trade accounts receivable, net	1,468,854	2,254,241
Inventories	1,850,486	1,795,119
Prepaid expenses	253,399	658,874
Deposits Cash value life insurance Income taxes receivable	64,549 80,550 324	86,667 70,005 23,894
Deferred tax asset, current Other current assets	271,000 -	133,000 80,082
Total current assets	4,981,403	5,822,676
PROPERTY AND EQUIPMENT, NET RESTRICTED CASH	21,235,497 200,695	19,389,082 175,000
OTHER ASSETS, NET	142,629	-
DEFERRED TAX ASSETS	-	27,000
Total assets	$26,560,224	$ 25,413,758

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$991,513	$ 1,074,971
Accrued liabilities Dividends payable	837,229 244,616	925,458 29,961
Deferred revenue	120,037	11,148
Line of credit	276,021	-
Current portion of long-term debt	1,842,000	1,941,676
Total current liabilities	4,311,416	3,983,214
DEFERRED GAIN ON SALE OF ASSETS	-	95,997
DEFERRED TAX LIABILITY LINE OF CREDIT	620,000 472,854	- -
LONG-TERM DEBT, net of current portion	7,147,937	7,836,932
Total liabilities	12,552,207	11,916,143

PREFERRED STOCK, $.001 par value, $9.104 stated value, 1,000,000 shares authorized, 820,000 and 840,000 shares, respectively, issued and outstanding, net of discount of $0.00 and $89,780, respectively.	7,465,280	7,557,580

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 100,000,000 shares authorized, 36,271,461 shares issued and outstanding.	36,271	36,271
Additional paid-in capital	2,457,550	2,385,315
Retained earnings	4,094,845	3,550,246
	6,588,666	5,971,832
Less treasury stock, 141,320 and 70,660 shares at cost, respectively	(45,929)	(31,797)
Total stockholders’ equity	6,542,737	5,940,035
Total liabilities, preferred stock, and stockholders’ equity	$26,560,224	$ 25,413,758

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

ALPINE AIR EXPRESS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Years Ending October 31, 2009 and 2008 (As restated)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Total
Balance at November 1, 2007	36,271,461	$36,271	$2,350,103	$-	$3,430,053	$5,816,427

Net income	-	-	-	-	1,376,301	1,376,301

Dividends declared and amortization of preferred stock discount analogous to a preferred stock dividend	-	-	-	-	(1,256,108)	(1,256,108)

Stock compensation expense	-	-	35,212	-	-	35,212

Purchase of treasury stock	-	-	-	(31,797)	-	(31,797)

Balance at October 31, 2008	36,271,461	$36,271	$2,385,315	$(31,797)	$3,550,246	$5,940,035

Net income	-	-	-	-	1,120,011	1,120,011

Dividends declared and amortization of preferred stock discount analogous to a preferred stock dividend	-	-	-	-	(575,412)	(575,412)

Stock compensation expense	-	-	72,235	-	-	72,235

Purchase of treasury stock	-	-	-	(14,132)	-	(14,132)

Balance at October 31, 2009	36,271,461	$36,271	$2,457,550	$(45,929)	$4,094,845	$6,542,737

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

Engine overhauls - The Company uses the deferral method of accounting for our major engine and airframe component overhauls and provides for major engine and airframe component overhaul costs to be capitalized and depreciated to the next overhaul on engine and airframe components.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

Personal Guarantee - The Company's major shareholder/officer has personally guaranteed several notes which are also collateralized by certain aircraft of the Company.  (See Note 9)

Aircraft Purchase - In December 2003, the Company acquired 16 aircraft from an entity related to an officer and majority shareholder of the Company for $9,900,000.  The consideration paid included $9,104,000 in preferred stock of the Company's subsidiary Alpine Aviation, Inc. and the assumption of the underlying debt on the aircraft totaling $709,981.  The remaining $86,019 was recorded as a payable to the entity related to an officer and majority shareholder of the Company.  As the aircraft were purchased from a related party they have been recorded at their

ALPINE AIR EXPRESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2009 and 2008

carryover basis of $4,111,485.  A discount on preferred stock in the amount of $3,591,195, net of tax effect of $2,197,320, has been recorded and is being amortized as dividends over a five year period.  The preferred stock provides for monthly dividends at an annual rate of 6.5%. The holder of the preferred stock may at any time, prior to December 1, 2011, convert the preferred shares at a price per share equal to the stated value or liquidation preference, for the equivalent of common shares of Alpine Air Express, Inc. based on the market price at the close of business on the day prior to the conversion date. The Company can redeem the subsidiary's preferred stock any time and the entity related to an officer and majority shareholder of the Company can call for redemption of the subsidiary's preferred stock any time after December 31, 2011.

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

Capital lease obligations (see Note 10)

4,521,138

8,568,955

8,989,937

9,778,608

Less current portion

(1,842,000)

(1,941,676)

Long-term portion

$

7,147,937

$

7,836,932

The estimated aggregate maturities required on long-term debt for each of the individual years at October 31, 2009 are as follows:

                                                                         2010          $ 1,842,000

                                                                         2011             2,031,079

                                                                         2012             3,146,328

                                                                         2013                410,992

                                                                         2014                143,949

       Thereafter     1,415,589

                          $ 8,989,937

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

 $

1,757,000

2011

1,757,000

2012

1,390,000

2013

291,000

5,195,000

Less amount representing interest

(673,862)

Present value of future minimum lease payments

 $

4,521,138

The cost, accumulated amortization, and amortization expense of aircraft under capital lease is approximately as follows:

	2009	2008

Cost	$7,476,024	$9,120,530
Accumulated amortization	$2,821,641	$1,506,917
Amortization expense	$755,982	$472,938

NOTE 11 – PREFERRED STOCK

The preferred stock provides for monthly dividends at an annual rate of 6.5%, and is convertible at any time to common stock by the holder based on the current market price of the Company’s stock. The Company can redeem the preferred stock any time and the Holder can call for redemption of the preferred stock any time after December 31, 2011.

The following table summarizes the changes in preferred stock shares and values.

	Shares	Amount
Balance at November 1, 2007-Net of Discount	1,000,000	$8,295,981

Discount on preferred stock	-	718,239

Redemption of preferred stock	(160,000)	(1,456,640)

Balance at October 31, 2008-Net of Discount	840,000	$7,557,580

Discount on preferred stock	-	89,780

Redemption of preferred stock	(20,000)	(182,080)

Balance at October 31, 2009	820,000	$7,465,280

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

A summary of the options outstanding is presented below:

	October 31, 2009		October 31, 2008
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	1,637,009	$0.30 – 2.50	1,211,106	$0.40 – 2.50
Granted	-	-	575,000	0.30
Exercised	-	-	-	-
Forfeited	202,100	0.30 – 2.50	149,097	0.30 – 2.50
Expired	-	-	-	-
Outstanding at end of year	1,434,909	$0.30 – 2.50	1,637,009	$0.30 – 2.50
Weighted average fair value of options granted during the year	-	-	575,000	$0.30

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.50	554,120	1.8 years	$2.50	554,120	$2.50
$0.30 - $0.50	880,789	7.9 years	$0.38	565,789	$0.43
	1,434,909	5.5 years	$ 1.20	1,119,909	$ 1.45

NOTE 13 - INCOME PER COMMON SHARE

The following data show the amounts used in computing net income per common share, for the years ended October 31:

	2009	2008
Net income (loss) available to common shareholders	$544,599	$120,193
Weighted average number of common shares used in basic EPS	36,271,461	36,245,398
Dilutive effect of preferred stock	46,658,000	21,676,190

Dilutive effect of stock options Weighted average number of common shares and dilutive potential common stock used in diluted EPS	- 82,929,461 __________	- 57,921,588 ___________

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

Deferred tax assets are comprised of the following:

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

NOTE 18 – RECLASSIFICATION OF PREFERRED STOCK AND RESTATEMENT

The financial statements for the years ended October 31, 2008 were restated to correct errors in the reporting of current and deferred income tax expense and the recording of deferred tax assets. See Form 10-K/A dated January 26, 2010.

ALPINE AIR EXPRESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2009 and 2008

The financial statements for the years ended October 31, 2008 and October 31, 2009 were restated to classify preferred stock outside of stockholders’ equity on the Balance Sheet and remove preferred stock from the Consolidated Statement of Stockholders’ Equity. The following financial statement line items for the year ended October 31, 2008 were affected by the corrections:

	As Originally Reported	Restated	Difference
Consolidated Balance Sheet for the year ended October 31, 2008

Total stockholders’ equity	$13,497,615	$5,940,035	$(7,557,580)

The following financial statement line items for the year ended October 31, 2009 were affected by the corrections:

	As Originally Reported	Restated	Difference
Consolidated Balance Sheet for the year ended October 31, 2009

Total stockholders’ equity	$14,008,017	$6,542,737	$(7,465,280)

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

During our prior fiscal year, we have not consulted Jones Simkins, P.C. regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements or any other financial presentation whatsoever.

ITEM 9A(T):  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Disclosure controls and procedures require that information to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Based on that evaluation, the management concluded, as of the end of the period covered by this report, that the disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and such information was accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s management, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of October 31, 2009.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, management, with the participation of the principal executive officer and principal financial officer concluded that, as of October 31, 2009, internal control over financial reporting was ineffective. The Company arrived at this conclusion after discussing a comment letter it received from the SEC relating to recording preferred stock outside of stockholders’ equity on the balance sheet and removing preferred stock from the consolidated statement of stockholders’ equity. During the quarter ending July 31, 2010, the Company invested time and resources into researching preferred stock transactions and has reclassified preferred stock as a mezzanine item on the balance sheet between liabilities and stockholders’ equity and removed preferred stock from the consolidated statement of stockholders’ equity as recommended by the SEC. This reclassification has led to the amendment of the October 31, 2009 10-K.

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

Audit Committee

     Alpine Air established a standing audit committee in the first quarter of its 2002 fiscal year.  The committee has adopted a charter and currently consists of three members, Ron Pattison (Chair), Joe O. Etchart, and Max A. Hansen (Ex Officio).  Alpine Air does not have standing nominating committee.

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

     The Compensation Committee consists of four members, Joe Etchardt (Chair), Ronald L. Pattison, Rick C. Wood (Ex Officio), and Max A. Hansen (Ex Officio).

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

     Director Independence.

     Max A. Hansen, Joseph O. Etchardt, and Ronald L. Pattison are all independent directors as defined in NASDAQ Rule 4200(a)(15).

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

ITEM 15. EXHIBITS

     (a) Exhibits.

Exhibit

Number

Description (1)

  3.1

Certificate of Incorporation (2)

  3.2

Certificate of Amendment to Certificate of Incorporation (3)

  3.2

Bylaws (2)

31.1

302 Certification of Eugene Mallette

31.2

302 Certification of Rick C. Wood.

 906 Certification

Certificate of Designations of Series A 6.5% Preferred Stock (4)

(1)  Summaries of all exhibits contained within this Report are modified in their entirety by reference to these Exhibits.

(2)  Incorporated by reference from our Registration Statement on Form 10-SB, filed with the Securities and Exchange Commission on August 12, 1999.

(3)  Incorporated by reference from our Current Report on Form 8-K dated June 12, 2000, filed with the Securities and Exchange Commission on August 31, 2000.

(4)  Incorporated by reference from our Current Report on Form 8-K dated July 31, 2007, filed with the Securities and Exchange Commission on August 17, 2007.

SIGNATURES

     Pursuant to the requirements of with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Alpine Air Express, Inc.

Date: 10/12/2010                  By: /s/Eugene Mallette

                                            Eugene Mallette, Chief Executive Officer and Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: 10/12/2010                     /s/Eugene Mallette

                                               Eugene Mallette, Chief Executive Officer and Director

Date: 10/12/2010                      /s/Rick C Wood

                                               Rick C Wood, Principal Financial Officer

Date: 10/12/2010                      /s/Max A. Hansen

                                               Max A. Hansen, Secretary/Treasurer and Director

Date: 10/12/2010                      /s/Joseph O. Etchart

                                               Joseph O. Etchart, Chairman

Date: 10/12/2010                      /s/Ronald L. Pattison

                                               Ronald L. Pattison, Director