Form 10-K
period 2010-10-31
ALPINE AIR EXPRESS INC/DE
filed 2011-01-26
CIK 1092807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  October 31, 2010

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

April 30, 2010 - $776,306  There are approximately 7,057,327 shares of common voting stock of the Registrant beneficially owned by non-affiliates.  There is a limited public market for the common stock of the Registrant, so this computation is based upon the bid price of $0.11 per share of the Registrant's common stock on the OTC Bulletin Board as of April 30, 2010.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

January 26, 2011:  Common – 36,059,481

January 26, 2011:  Preferred – 780,000

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Background.

     Alpine Air Express, Inc., a Delaware corporation ("Alpine Air" or the “Company”), is engaged in the air cargo business through its wholly owned subsidiary, Alpine Aviation, Inc., a Utah corporation ("Alpine Aviation" or “Alpine”).  Alpine Aviation was organized on October 7, 1975, in the state of Utah.  Alpine Aviation has been operated by the same management since 1986.  Alpine Aviation is an air cargo operator, transporting mail packages and other time-sensitive cargo to 19 cities in the western portion of the mainland United States. Alpine Aviation began its operations in the 1970's with the intent of being a regional charter and cargo carrier.  After present management acquired control in 1986, Alpine Aviation began to focus less on the charter or passenger services and more on the cargo aspects of the airline industry.  Since the 1990's, Alpine Aviation has focused on transporting mail for the United States Postal Service (USPS) and carrying packages for a large nationwide carrier because of their favorable contracts, routes, and payment practices.  As a result of this focus, approximately 92% of Alpine Aviation's revenues now come directly from these two customers.

     Alpine Air Express was formed in April, 1994, under the name "Riverside Ventures, Inc."  Prior to its acquisition of Alpine Aviation in June, 2000, Alpine Air Express had no business operations and was actively looking for a business with which to merge or acquire in an effort to create an operation that would provide value to our shareholders.

     On June 12, 2000, Alpine Air Express, under its former name, entered into an agreement and plan of reorganization with Alpine Aviation, pursuant to which Alpine Air acquired all of the outstanding shares of Alpine Aviation. Pursuant to the terms of the reorganization, Alpine Air Express issued 9,895,000 shares of its common stock to the stockholders of Alpine Aviation in exchange for all of the issued and outstanding shares of Alpine Aviation.  As a result of the reorganization, Alpine Aviation became a wholly owned subsidiary of Alpine Air Express.  As a further result of the reorganization, the management of Alpine Aviation assumed control over Riverside Ventures and changed the company's name from "Riverside Ventures, Inc." to the current name of "Alpine Air Express, Inc."  The reorganization has been treated as a "reverse merger," with Alpine Aviation as the surviving entity for accounting purposes and Alpine Air the surviving entity for corporate purposes. At the time of the reorganization, Alpine Air Express had 1,000,000 shares of common stock outstanding.  Following the reorganization, Alpine Air had 10,895,000 shares outstanding, which was composed of the 1,000,000 shares outstanding prior to the issuance of shares for Alpine Aviation and the 9,895,000 newly issued shares to the Alpine Aviation stockholders.  Alpine Air subsequently issued an additional 105,000 shares, bringing the total outstanding shares to 11,000,000 as of 2003. During 2004 and 2005 the Company issued 122,000 shares, bringing the total outstanding shares to 11,122,000 at 2005.  In 2006, Alpine Air effected a 3 for 1 stock split and issued additional shares for compensation during 2006 resulting in a total of 36,271,461 outstanding shares at both October 31, 2006 and 2007. Unless otherwise indicated all share calculations in this Annual Report take into account this stock split. During 2010 the Company retired 141,320 shares it held in Treasury Stock reducing the total of outstanding shares to 36,130,141. During 2010 the Company purchased 70,660 shares to hold as Treasury Stock.

Routes and Delivery.

     Alpine Aviation currently has 23 air cargo routes covering 19 cities in six western states in the mainland U.S. Alpine also provides contract cargo charter flights for other carriers and for the public.  Most routes are flown every day and some multiple times per day.  In fiscal 2010, Alpine Aviation transported 8,444 tons of cargo.  The largest component of Alpine Aviation's cargo mix is U.S. mail, which accounted for approximately 69% of our fiscal 2010 revenue. The USPS delivers and picks up all cargo Alpine Air carries at the aircraft, unless other arrangements are called for separately by the contract.  When the USPS delivers and picks up the mail at the side of the aircraft, Alpine Air is able to reduce its costs significantly.

     Alpine currently operates 23 aircraft on one national certificate.  The largest aircraft in its fleet is a Beechcraft 1900, which holds approximately 6,000 pounds of cargo.  The other aircraft type is the Beechcraft 99, which holds approximately 3,400 pounds of cargo. The Company also owns 3 Beechcraft 1900-D aircraft (passenger configuration) and currently leases them on an annual lease basis.

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

Employees.

     Alpine Air has 109 employees, 61 of which are full time, including 10 in administration and 62 in flight operations, which includes 23 pilots.  No employees belong to any labor union or have employment contracts.

ITEM 1A. RISK FACTORS

     Not applicable to smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     Not applicable to smaller reporting companies.

ITEM 2. DESCRIPTION OF PROPERTIES

     Alpine Air is headquartered in its owned facility located in Provo, Utah.  This facility is on leased property at the Provo Municipal Airport. The hangar consists of approximately 25,000 square feet with attached corporate offices and has been valued at a cost of approximately $1,200,000.

     The company also leases an 11,450 square foot hangar and a separate maintenance facility in Billings, Montana at the Logan International Airport and has permits to lease and use hangar and office space with the State of Hawaii, Department of Transportation.

     Alpine Air carries extensive insurance coverage on all facilities as well as aircraft.  Management believes the insurance coverage is adequate to cover any damage to its’ facilities or aircraft and any resulting liabilities.

     Alpine Air operates the following aircraft:

Aircraft Model: All Aircraft are Manufactured by Beechcraft	Number of aircraft	Location	Owned/Note Payable/Capital Lease
99	6	Utah, Montana	Owned
99	6	South Dakota, Montana	Note Payable
1900	5	Montana, Utah, Bahamas	Owned
1900	8	North Dakota, Montana	Note Payable
1900	1	Montana	Capital Lease

     All aircraft are in working condition and alternately either in maintenance or assigned to a scheduled route.

ITEM 3. LEGAL PROCEEDINGS

During the reporting period, the Company received three notices from the Federal Aviation Administration (FAA) that the FAA was going to impose civil penalties for alleged violations of FAA regulations. Company management immediately began countering those allegations and assessed the probability of actually having monetary penalties imposed against the Company. The Company estimated the amount of the possible penalties and accrued a reasonable amount to cover the potential assessments all while vigorously contesting the allegations. Subsequent to the end of the reporting period, two of the three notice actions were negotiated with the FAA resulting in substantially reduced penalties, well within the established reserves and with no further enforcement action by the FAA.

     During the reporting period, the Company contested a billing from a service provider based upon the service provider’s Fee Agreement. The matter was submitted to arbitration by the service provider which was contested by the Company. Subsequent to the end of the reporting period, the matter was resolved by settlement between the parties and the arbitration matter was dismissed as part of the settlement.

     Alpine Air Express has evaluated events for the period October 31, 2010 through January 26, 2011, the date the financial statements were issued, and concluded there were no other events or transactions during this period that required recognition or disclosure.

ITEM 4. (REMOVED AND RESERVED)

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

Quarter Ended	High Bid	Low Bid
January 31, 2009	$0.30	$0.10
April 30, 2009	$0.22	$0.15
July 31, 2009	$0.15	$0.08
October 31, 2009	$0.20	$0.16
January 31, 2010	$0.20	$0.085
April 30, 2010	$0.14	$0.082
July 31, 2010	$0.12	$0.07
October 31, 2010	$0.11	$0.05

     We cannot guarantee that the present market for our common stock will continue or be maintained, and the resale of "unregistered" and "restricted" shares pursuant to Rule 144 of the Securities and Exchange Commission may substantially reduce the market price of our common stock.

Holders.

     As of January 26, 2011, there were 36,059,481 shares of common stock outstanding held by approximately 439 active holders of record, including broker-dealers and clearing corporations holding shares on behalf of their customers, as reported by the Company's transfer agent.  This figure does not include an indeterminate number of stockholders who may hold their shares in street name.

Dividends.

     Since its inception, Alpine Air has paid no dividends on its common stock, and we do not anticipate that we will pay any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans.

                    Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	554,120 215,000 300,789	$2.53 $0.50 $0.40	- - -
Equity compensation plans not approved by security holders	327,500 -0-	$0.30 -0-	- -
Total	1,397,409	$1.24	-

Recent Sales of Unregistered Securities.

     Alpine Air has not sold any equity securities during the period covered by this Annual Report that were not registered under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

     During the quarterly period ended October 31, 2010, neither Alpine Air nor any “affiliated purchaser” as defined in Reg. Section 240.10b-18(a)(3) purchased any of Alpine Air’s common equity.

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

     Revenues were $20.1 million in 2010, a 1.7% decrease from $20.4 million in 2009.  The primary decrease in revenues was the result of the loss of our Hawaii USPS contracts on August 7, 2009, but was mostly offset by a revenue increase on our 2010 fiscal year due to the award in September 2009 of the Montana, South Dakota, and North Dakota USPS contracts at increased rates as well as the leasing of one additional 1900-D passenger aircraft in December 2009.

     During the quarter ending July 31, 2009, the Company learned that the US Postal Service did not renew the contracts in place in Hawaii. These contracts expired June 6, 2009 and Alpine Air signed a two month contract to fly several routes with the company that was awarded the contract. That contract expired on August 7, 2009 and Alpine Air discontinued operations in Hawaii. Seven aircraft were redeployed to the mainland. Four of these aircraft were immediately used to end month-to-month leases with third parties, two aircraft are being used as additional aircraft in the Billings, MT operations to take advantage of extra charter opportunities as they arise and as backup spare aircraft in the event an aircraft needs maintenance. One aircraft was sold in May 2010.

     In September 2009 the Company was successful in its attempts to keep the Montana/South Dakota/North Dakota contract with the US Postal service at an increased rate. The contract began on September 5, 2009 and runs for six years through September 5, 2015. In the future, if the Company were unable to renew this contract, it would have a significant impact on earnings and revenues. However, management has had substantial success in renewing contracts with the USPS over the past 20 years.

     In fiscal 2010, the Company carried over 8,444 tons of cargo as compared to 9,673 tons in fiscal 2009. This decrease is directly attributable to the loss of the Hawaii USPS contracts in August 2009.

     The Company experienced rising costs for fuel in fiscal 2010. This cost increase along with the need to continue maintenance and repair of our aircraft place a strong demand on our cash resources.

     During fiscal 2010, the Company acquired one additional Beechcraft 1900-D passenger aircraft and sold one Beechcraft 1900-C aircraft.

Liquidity and Capital Resources.

October 31, 2010 and 2009.

Historical Source of Cash and Capital Expenditures:

     The Company has a working capital position on October 31, 2010 of $2,255,625, as compared to working capital on October 31, 2009, of $669,987. The increase in working capital has been the direct result of a $350,315 increase in current assets coupled with a decrease of $1,235,323 in current liabilities. The Company presently has no material off-balance sheet financing arrangements.

     Total assets increased to $27,783,424 on October 31, 2010 from $26,560,224 on October 31, 2009. Total liabilities decreased to $12,306,428 from $12,552,207 during the same period. Total stockholders' equity has also increased a total of $1,468,979, from $6,542,737 to 8,011,716 for October 31, 2009 and October 31, 2010, respectively.

     For the year ended October 31, 2010 there was a net profit from operations before income taxes and preferred stock dividends of $3,500,637. This is an increase from the previous year’s net income of $1,629,011. Depreciation for the year ending October 31, 2010 was $3,208,929 for an increase of $45,792 over last year.

     During the year ended October 31, 2010, the Company decreased the tax NOL carryforward by $2,120,000 resulting in an increase in the deferred tax accounts of $1,460,000.

     Investing activities for the year ended October 31, 2010, consisted mainly of the purchases of property and equipment of $4,760,576 and the sale of one aircraft for $1,137,020.

     For the year ended October 31, 2010, net cash used in financing activities was $2,452,685, which included funds made available from a new note payable in the amount of $1,922,769. The subsequent use of these funds was the retiring of $2,922,199 of long-term debt, the repayment of a line of credit in the amount of $758,875, the payment of preferred stock dividends of $688,647, and the redemption of $5,733 of Common Stock of the Company.

     For the years ended October 31, 2010 and 2009, net increases in cash and cash equivalents were $143,387 and $297,142, and ending cash and cash equivalents were $1,336,323 and $1,192,936, respectively.

Cash Requirements

     The following table summarizes the Company’s contractual obligations as of October 31, 2010:

	Total	One Year	2-5 Years	After 5 Years

Long-term debt principal	$7,774,354	$1,049,000	$5,055,493	$1,669,861
Capital leases principal	794,981	237,000	557,981	-
Interest payments	1,839,905	563,194	1,225,466	51,245
Operating leases	444,615	51,171	142,976	250,468
Dividend payment of preferred shares*	2,507,091	485,243	2,021,848	*
Total	$13,360,946	$2,385,608	$9,003,764	$1,971,574

*Redemption and/or conversion of preferred shares assumed completed by year 2015 through future cash flows generated by profits from Company operations, sale of excess aircraft, or additional debt borrowings. All preferred shares are owned by the Company’s current CEO and majority shareholder. Currently loan covenants with a lender restrict the redemption and payment of preferred dividends unless the Company maintains minimum net worth of $13,800,000 and debt service coverage of 1.25 to 1.00.

Future Capital Expenditures

     The Company as of December 31, 2010 had an open commitment to purchase one additional Beechcraft 99 aircraft in the amount of $350,000 and one additional Beechcraft 1900C aircraft for $500,000. These additional aircraft will be used in the Company’s aircraft operations.

Results of Operations.

Operating Revenue

     During the year ended October 31, 2010 total operating revenues were $20,118,724, representing a 1.7% decrease compared to 2009 revenues of $20,464,409. The following tables summarize Alpine Air’s operating revenue and associated percentage-of-change for the periods indicated.

	2010	2009	2010 over 2009 Change
Operating Revenue:
Operations
Mail revenue	$13,851,828	$13,366,226	4%
Contract cargo revenue and ad-hoc charters	4,705,895	5,730,000	(18)%
Aircraft leasing	1,507,472	1,225,940	23%
Total operations	20,065,195	20,322,166	(1)%
Public services
First officer	38,481	18,918	103%
Maintenance	15,048	123,325	(88)%
Total public services	53,529	142,243	(62)%
Total operating revenue	$20,118,724	$20,464,409	(2)%

	2010	2009	2009 over 2008 Change
Operating Revenue:
Operations
Mail revenue	69%	65%	4%
Contract cargo revenue and ad-hoc charters	23%	28%	(5)%
Aircraft leasing	8%	6%	2%
Total operations	100%	99%	1%
Public services
First officer	<1%	<1%	-
Maintenance	<1%	1%	(1)%
Total public services	<1%	1%	(1)%
Total operating revenue	100%	100%

Direct Costs

     Total direct costs decreased to $14,149,394 from $15,733,309 for the years ending October 31, 2010 and 2009, respectively. This decrease is mainly due to a decrease in direct labor and benefit costs, decrease in aircraft insurance, and a decrease of $676,929 in aircraft lease expense. Fuel expense increased due to an overall increase in aviation fuel prices across the country and aircraft lease expenses decreased due to the ending of several sale/leaseback agreements. Depreciation and amortization expense for the year ended October 31, 2010 increased to $3,295,107 from $3,163,137 during 2009. This increase was due to additional depreciation on one new aircraft acquired at the beginning of 2010 and from major engine and airframe component overhauls capitalized in 2010. The following table summarizes Alpine Air’s direct costs and the associated percentages-of-change for the periods indicated.

	2010	2009	2010 over 2009 Change
Direct Costs:
Operations
Depreciation and amortization	$3,295,107	$3,163,137	4%
Other direct costs	10,680,383	12,354,760	(14)%
Total operations	13,975,490	15,517,897	(10)%
Public services
Total public services	173,904	215,412	(19)%
Total direct costs	$14,149,394	$15,733,309	(10)%

     Operating Expenses

     Operating expenses decreased to $1,989,749 from $2,180,645 for the years ended October 31, 2010 and 2009, respectively. This decrease was due mainly to labor and benefit cost reductions. Consulting expenses, legal expenses, and professional accounting expenses decreased during 2010. The Company experienced an increase in fines and penalties during 2010 of $223,105. The following table summarizes Alpine Air’s operating expenses and the associated percentages-of-change for the periods indicated.

	2010	2009	2010 over 2009 Change
Operating Expenses:
General and administrative	$1,989,749	$2,180,645	(9)%
Total operating expenses	1,989,749	2,180,645	(9)%

     Interest Income

     Interest income for the year ended October 31, 2010 decreased to $12,537 from the amount at October 31, 2009 of $18,451. This decrease in interest income for 2010 is due to a reduction of cash in interest bearing accounts and general overall low interest rates for such accounts.

Interest Expense

     Total interest expense for the year ended October 31, 2010 and 2009 was $918,717 and $857,184, respectively. This increase in interest expense is due primarily to the Company paying an interest penalty of $191,928 for the early termination of a capital lease. This lease was refinanced in 2010 to a note payable with more favorable terms.

Gain on Disposal of Assets

     Gain on disposal of assets for the year ended October 31, 2010 increased to $427,236 from $907 as of October 31, 2009. During 2010, the Company sold a Beechcraft 1900 aircraft that resulted in a gain of $441,595.

Other Expenses

     Other expenses for the year ending October 31, 2010 was $0 compared to $83,618 for the year ending October 31, 2009. The 2009 other expenses are due to a realized loss from heating oil investments that were sold in 2009. The Company did not own any heating oil investments in 2010.

Income Tax Expense

     Current income tax expense for the year ended October 31, 2010 and 2009 was $115,000 and $0, respectively. The provision for deferred income tax expense for the year ended October 31, 2010 and 2009 was $1,460,000 and $509,000, respectively. The increase in deferred income tax as a percentage of income before taxes of 41.7% in 2010 and 31.2% in 2009 was due primarily to an expiration of $120,000 of capital loss carryfoward.

Net Income

     For the year ended October 31, 2010 and 2009, income before preferred dividends was $1,925,637 and $1,120,011, or $0.05 per share and $0.03 per share, respectively. For the same periods net income available to shareholders was $1,440,394 and $544,599, or $0.04 per share and $0.02 per share, respectively. The difference for both years presented is $485,243 and $575,412, respectively ($0.01 and $0.01 per share, respectively), which is related to dividends declared on preferred stock and the amortization of a preferred stock discount analogous to a preferred stock dividend. The amortization portion of the preferred stock discount ended in December 2008.

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

     Allowance for Doubtful Accounts. An allowance for doubtful accounts receivable in the amount of $33,577 and $66,530, respectively, as of October 31, 2010 and 2009, and was established based on management's estimates of the collectability of accounts receivable. The required allowance is determined using information such as customer credit history, industry information, credit reports, customer financial condition and the collectability of outstanding accounts receivables associated with a discontinued business segment. The estimates can be affected by changes in the financial strength of the aviation industry, customer credit issues or general economic conditions.

     Inventories. The Company's parts inventories are valued at the lower of cost or market. Reserves for excess and obsolete inventories in the amount of $16,609 and $52,523, respectively, as of October 31, 2010 and 2009, are based on assessment of the marketability of slow-moving and obsolete inventories. Estimates are subject to volatility and can be affected by reduced equipment utilization, existing supplies of used inventory available for sale, the retirement of aircraft or ground equipment and changes in the financial strength of the aviation industry.

     Deferred Taxes. The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered based primarily on estimates of current and expected future earnings. Net deferred tax liability of $1,809,000 existed as of October 31, 2010 and net deferred tax assets of $349,000 existed as of October 31, 2009.

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

     Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company's control) that could cause actual results to differ materially from those set forth in the forward- looking statements, including the following, in addition to those contained in the Company's reports on file with the SEC: general economic or industry conditions, nationally and/or in the communities in which the Company conducts business, legislation or regulatory requirements, the economic condition of the U.S. Postal Service or United Parcel Service, changes in the air cargo, charter and leasing industries, demand for air cargo, charter and leasing services, competition, changes in the quality or composition of the Company's services, our ability to develop profitable new sources of revenue, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting the Company's operations, services and prices.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALPINE AIR EXPRESS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2010 and 2009

ALPINE AIR EXPRESS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2010 and 2009

CONTENTS

PAGE
Report of Independent Registered Public Accounting Firm	2
Consolidated Balance Sheets at October 31, 2010 and 2009	3
Consolidated Statements of Income for the years ended October 31, 2010 and 2009	4
Consolidated Statements of Stockholders' Equity for the years ended October 31, 2010 and 2009	5
Consolidated Statements of Cash Flows for the years ended October 31, 2010 and 2009	6 - 7
Notes to Consolidated Financial Statements	8 - 17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Alpine Air Express, Inc.

We have audited the accompanying consolidated balance sheets of Alpine Air Express, Inc. as of October 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years ended October 31, 2010 and 2009. Alpine Air Express, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alpine Air Express, Inc. as of October 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended October 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/Jones Simkins, P.C.

JONES SIMKINS, P.C.

Logan, Utah

January 20, 2011

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE AIR EXPRESS, INC.

CONSOLIDATED BALANCE SHEETS

October 31, 2010 and 2009

ASSETS

	2010	2009
CURRENT ASSETS:
Cash and cash equivalents	$1,129,890	$ 992,241
Trade accounts receivable, net	1,601,287	1,468,854
Inventories	1,899,293	1,850,486
Prepaid expenses	423,001	253,399
Deposits Cash value life insurance Income taxes receivable	38,575 85,572 16,100	64,549 80,550 324
Deferred tax asset, current	138,000	271,000
Total current assets	5,331,718	4,981,403
PROPERTY AND EQUIPMENT, NET RESTRICTED CASH	22,125,782 206,433	21,235,497 200,695
OTHER ASSETS, NET	119,491	142,629
Total assets	$27,783,424	$ 26,560,224

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$506,673	$ 991,513
Accrued liabilities Dividends payable	1,143,751 41,212	837,229 244,616
Deferred revenue	98,457	120,037
Line of credit	-	276,021
Current portion of long-term debt	1,286,000	1,842,000
Total current liabilities	3,076,093	4,311,416

DEFERRED TAX LIABILITY LINE OF CREDIT	1,947,000 -	620,000 472,854
LONG-TERM DEBT, net of current portion	7,283,335	7,147,937
Total liabilities	12,306,428	12,552,207

PREFERRED STOCK, $.001 par value, $9.104 stated value, 1,000,000 shares authorized, 820,000 shares issued and outstanding.	7,465,280	7,465,280

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 100,000,000 shares authorized, 36,130,141 and 36,271,461 shares, respectively, issued and outstanding.	36,130	36,271
Additional paid-in capital	2,446,080	2,457,550
Retained earnings	5,535,239	4,094,845
	8,017,449	6,588,666
Less treasury stock, 70,660 and 141,320 shares at cost, respectively	(5,733)	(45,929)
Total stockholders’ equity	8,011,716	6,542,737
Total liabilities, preferred stock, and stockholders’ equity	$27,783,424	$ 26,560,224

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE AIR EXPRESS, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years Ending October 31, 2010 and 2009

	2010	2009
OPERATING REVENUE:
Operations	$20,065,195	$20,322,166
Public services	53,529	142,243
Total operating revenues	20,118,724	20,464,409
DIRECT COSTS:
Operations	13,975,490	15,517,897
Public services	173,904	215,412
Total direct costs	14,149,394	15,733,309
Gross profit	5,969,330	4,731,100
OPERATING EXPENSES:
General and administrative	1,989,749	2,180,645
Total operating expenses	1,989,749	2,180,645
Operating income	3,979,581	2,550,455
OTHER INCOME (EXPENSE):
Interest income	12,537	18,451
Interest expense Gain on disposal of assets Other	(918,717) 427,236 -	(857,184) 907 (83,618)
Total other income (expense)	(478,944)	(921,444)
INCOME BEFORE TAXES AND PREFERRED STOCK DIVIDEND	3,500,637	1,629,011
Current income tax expense	115,000	-
Deferred income tax expense	1,460,000	509,000
NET INCOME	1,925,637	1,120,011
Preferred stock dividend declared	(485,243)	(575,412)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,440,394	$544,599

NET INCOME PER COMMON SHARE
Basic	$0.04	$0.02
Diluted	$0.01	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE AIR EXPRESS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ending October 31, 2010 and 2009

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total
Balance at November 1, 2008	36,271,461	$36,271	$2,385,315	$(31,797)	$3,550,246	$5,940,035

Net income	-	-	-	-	1,120,011	1,120,011

Dividends declared	-	-	-	-	(575,412)	(575,412)

Stock compensation expense	-	-	72,235	-	-	72,235

Purchase of treasury stock	-	-	-	(14,132)	-	(14,132)

Balance at October 31, 2009	36,271,461	$36,271	$2,457,550	$(45,929)	$4,094,845	$6,542,737

Net income	-	-	-	-	1,925,637	1,925,637

Dividends declared	-	-	-	-	(485,243)	(485,243)

Stock compensation expense	-	-	34,318	-	-	34,318

Purchase of treasury stock Retirement of treasury stock	- (141,320)	- (141)	- (45,788)	(5,733) 45,929	- -	(5,733) -

Balance at October 31, 2010	36,130,141	$36,130	$2,446,080	$(5,733)	$5,535,239	$8,011,716

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE AIR EXPRESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ending October 31, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,925,637	$1,120,011
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of assets Deferred gain amortization	(427,236) -	(907) (95,997)
Deferred tax expense	1,460,000	509,000
Depreciation and amortization	3,295,107	3,163,137
Stock based compensation	34,318	72,235
Provision for losses on accounts receivable Provision for inventory obsolescence	(32,954) (35,914)	43,990 (2)
Changes in operating assets and liabilities:
Trade accounts receivable	(148,301)	741,397
Other assets	30,000	10,082
Inventories	(12,893)	(55,365)
Income taxes receivable Prepaid expenses	(15,776) 301,898	23,570 383,329
Trade accounts payable Accrued liabilities Deposits	(484,840) 306,522 50,262	(83,458) (85,559) 22,118
Deferred revenue	(21,580)	108,889
Net cash provided by operating activities	6,224,250	5,876,470

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	1,137,420	1,350
Purchases of property and equipment	(4,760,576)	(3,789,826)
Cash proceeds from reduction in surrender value of life insurance	(5,022)	(10,545)
Net cash used in investing activities	(3,628,178)	(3,799,021)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on long-term debt Payment on dividends payable	(2,922,199) (688,647)	(5,716,041) (270,977)
Payment for redemption of preferred stock Purchase of treasury stock	- (5,733)	(182,080) (14,132)
Change in line of credit Proceeds from related party line of credit	(758,875) -	748,875 200,000
Principal payments on related line of credit Proceeds from long-term debt	- 1,922,769	(200,000) 3,654,048
Net cash used in financing activities	(2,452,685)	(1,780,307)

Net change in cash and cash equivalents	143,387	297,142

BEGINNING CASH AND CASH EQUIVALENTS	1,192,936	895,794

ENDING CASH AND CASH EQUIVALENTS	$1,336,323	$1,192,936

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE AIR EXPRESS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

 Years Ending October 31, 2010 and 2009

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	2010	2009
Cash paid during the year for:
Interest	$918,717	$857,184
Income taxes	$131,000	$-

For the year ended October 31, 2010:

•

The Company increased other assets as a result of the capitalization of debt issuance costs of $93,040.

•

Exchanged accounts receivable for property and equipment of $48,822.

•

Increased lease deposit by $24,288 through the issuance of debt.

•

Increased prepaid aircraft insurance by issuing $471,500 of debt.

•

Retired $45,929 of treasury stock.

•

Refinanced $4,267,962 of long-term debt.

For the year ended October 31, 2009:

•

The Company recorded the amortization of a preferred stock dividend and reduced retained earnings by $89,780.

•

The Company acquired property and equipment in exchange for long-term debt of $1,200,000.

•

The Company capitalized debt issuance costs of $70,652.

The accompanying notes are an integral part of these consolidated financial statements.

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

Principles of consolidation – The consolidated financial statements include the accounts and operations of Alpine Air Express, Inc., and its wholly-owned subsidiary Alpine Aviation, Inc. as of October 31, 2010 and 2009 (together referred to as the Company). All material inter-company transactions and accounts have been eliminated in the consolidation.

Cash and cash equivalents - The Company considers demand deposits at banks and money market funds at other financial institutions with an original maturity of three months or less to be cash equivalents.

Restricted cash - At October 31, 2010 and 2009, the Company had two restricted cash time deposits totaling $206,433 and $200,695, respectively, held as collateral for debt and property leases of a third party.

Concentration of credit risk – The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Trade accounts receivable – Accounts receivable are amounts due for services performed and are unsecured. Accounts receivable are carried at their estimated collectible amounts. Credit is generally extended on a short-term basis; thus accounts receivable do not bear interest although a finance charge may be applied to such receivables that are past the due date. Accounts receivable are periodically evaluated for collectability based on past credit history with clients. Provisions for losses on accounts receivable are determined on the basis of loss experience, known and inherent risk in the account balance, and current economic conditions.

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

The Company considers many factors when evaluating and estimating its tax positions and tax benefits. Tax positions are recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the positions will be sustained upon examination. Reserves are established if it is believed certain positions may be challenged and potentially disallowed. If facts and circumstances change, reserves are adjusted through income tax expense. The Company recognizes interest expense and penalties related to unrecognized tax benefits in the provision for income taxes.

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

Income per common share - The Company follows the provisions of ASC Topic 260 "Earnings Per Share".  ASC Topic 260 requires the presentation of basic and diluted earnings per share.  Basic earnings per share are calculated by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are similarly calculated, except that the weighted-average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential.  Potential common shares having an anti-dilutive effect on periods presented are not included in the computation of dilutive earning per share.

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

Recently Enacted Accounting Standards –The Company’s management has evaluated the recently issued accounting pronouncements through the filing date of these financial statements and has determined that the application of these pronouncements will have no material impact on the Company’s financial position and results of operations.

Stock Based Compensation - The Company currently accounts for its stock based compensation in accordance with ASC Topic 718 "Accounting for Stock-Based Compensation." This topic establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation.

Reclassification – The financial statements for periods prior to October 31, 2010 have been reclassified to conform to the headings and classifications used in the October 31, 2010 financial statements.

NOTE 2 - TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consist of the following:

	2010	2009

Trade accounts receivable Employee advances	$1,634,205 658	$1,535,384 -
Less allowance for doubtful accounts	(33,576)	(66,530)
	$1,601,287	$1,468,854

NOTE 3 - PREPAID EXPENSES

Prepaid expenses consist of the following:

	2010	2009

Prepaid expenses and credits	$110,493	$84,954
Prepaid other taxes Prepaid insurance Prepaid training	37,197 271,797 3,514	81,332 80,907 6,206
	$423,001	$253,399

NOTE 4 - INVENTORIES

Inventories consist of the following:

	2010	2009

Aircraft parts	$1,660,923	$1,620,614
Work in process Fuel	229,235 25,744	247,089 35,306
Allowance for obsolescence	(16,609)	(52,523)
	$1,899,293	$1,850,486

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated life in years	2010	2009
Building and improvements	10 - 40	$1,369,559	$1,286,989
Aircraft	[15]	20,318,537	18,746,456
Engines	7 - 10	13,017,789	12,185,742
Equipment	3 - 10	295,758	306,655
Furniture and fixtures	3 - 10	338,204	329,029
Vehicles	5 - 7	126,913	140,540
		35,466,760	32,995,411
Less: accumulated depreciation and amortization		(13,340,978)	(11,759,914)
		$22,125,782	$21,235,497

Sales/Leasebacks - The Company had a sale/leaseback agreement with a third party, wherein, the Company sold an aircraft for $650,000 and entered into an operating lease (See Note 6).  The Company recorded a deferred gain of $355,716 which was amortized over the life of the lease as an offset to lease expense. This lease ended in May 2009 and the deferred gain has been fully amortized. The Company will lease this aircraft on a monthly, as needed basis.

The Company had a sale/leaseback agreement with a third party, wherein, the Company sold an aircraft for $650,000 and entered into an operating lease (See Note 6).  The Company recorded a deferred gain of $517,929 which was amortized over the life of the lease as an offset to lease expense.  In addition, $80,000 of the proceeds from this sale are invested in a time deposit as collateral on the lessor’s debt.  These funds are recorded as a restricted time deposit on the Company's records. This lease ended in June 2009 and the deferred gain has been fully amortized. The Company will lease this aircraft on a monthly, as needed basis.

The Company had a sale/leaseback agreement with a third party, wherein, the Company sold an aircraft for $675,000 and entered into a six month operating lease. The Company recorded a gain on the sale of the aircraft during the second quarter of 2006 in the amount of $594,586. There is no continuing commitment on the part of the Company to continue the operating lease beyond six months. In addition, $95,000 of the proceeds from this sale are invested in a time deposit as collateral on the lease. These funds are recorded as a restricted time deposit on the Company records. The Company will lease this aircraft on a monthly, as needed basis.

NOTE 6 - OPERATING LEASES

The Company has a 30-year lease agreement with two five-year extension options for real property at the Provo, Utah Airport. The Company also leases a hangar and a maintenance facility in Billings, Montana at the Logan International Airport. The lease for the hangar is for a term of ten years ending October 31, 2017. The lease term for the maintenance facility is one year ending February 20, 2010. These operating lease agreements contain scheduled rent escalation clauses based on changes in the consumer price index. In addition to the operating leases reported above, the Company has two revocable permits (month-to-month leases) with the State of Hawaii, Department of Transportation to use hangar and office space for its air cargo operations and the permits are renewed on an annual basis. The Company has chosen to continue this lease despite not having operations currently in Hawaii. The Company also leases land from a private enterprise for storage of a Company fuel tank.

Future minimum lease payments for the years ending October 31, are as follows:

2011	$51,171
2012	35,744
2013	35,744
2014	35,744
2015	35,744
Thereafter	250,468
$444,615

Total rental expense for the period ending October 31, 2010 and 2009 was $113,498 and $92,728, respectively.

Aircraft - The Company has certain sale/leaseback agreements (See Note 5).  The Company agreed to lease two aircraft for sixty months.  It has also agreed to lease a third aircraft on a month to month basis. The Company is also required to pay an additional amount to the Lessor based on the aircraft’s actual flight time. The Lessor is responsible for engine and propeller overhauls and certain qualifying improvements to all leased aircraft. These aircraft leases ended in 2009 and the Company leased the aircraft on a month to month basis, as needed, during 2010.

Total aircraft lease expense for the years ending October 31, 2010 and 2009 was $68,182 and $220,595, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

Personal Guarantee - The Company's major shareholder/officer has personally guaranteed a note which is also collateralized by certain aircraft of the Company.  (See Note 9)

NOTE 8 – LINE OF CREDIT

The Company renewed a $1,000,000 line of credit with a lending institution on February 23, 2010 to help manage cash flow and day to day operations.  The line of credit has a variable interest rate, currently 6.5% and matures on February 23, 2011.  The interest is payable each month on any outstanding balance.  As of October 31, 2010 the outstanding balance was $0. The line of credit is secured by two aircraft, Reg #N194GA and N955AA.

The Company also established a $100,000 line of credit with the same lending institution on August 8, 2006 to help manage cash flow and day to day operations. The line of credit has a variable interest rate, currently 6.5% and matures on August 25, 2016. The interest is payable each month on any outstanding balance. As of October 31, 2010 the outstanding balance was $0. The line of credit is secured by two aircraft, Reg #N194GA and N955A.

NOTE 9 – LONG TERM DEBT

Long term debt consists of the following:

	2010	2009
Note payable with an interest rate of 8.75% at October 31, 2009. Secured by three aircraft, Reg #N17ZV, N955AA, and N194GA and personally guaranteed by an officer/shareholder. This note was refinanced to a long-term note on January 7, 2010.	$-	$815,083

Note payable issued on August 19, 2009 for $2,524,200 due August 19, 2012. Current interest rate of 6.5%. Secured by four aircraft, Reg #N154GA, N99GH, N326CA, and N239AL and personally guaranteed by an officer/shareholder.	2,097,256	2,453,216

Note payable with interest only due at an interest rate of 4.75%. Personally guaranteed by an officer/shareholder. This note was refinanced to a long-term note on January 7, 2010.	-	1,200,500

Note payable issued on January 7, 2010 for $2,700,000 due January 7, 2016. Interest rate of 7.147%. Secured by four aircraft, Reg #N172GA, N125BA, N219VP, and N198GA.

Unsecured note payable issued on May 4, 2010 for $400,775 due February 1, 2011. Interest rate of 7.78%.

Note payable issued on June 11, 2010 for $3,087,407 due June 11, 2015. Interest rate of 5.865%. Secured by four aircraft, Reg #N114AX, N127BA, N24BH, and N950AA.

	2,576,151 136,190 2,964,757	- - -

Capital Lease Obligations	794,981	4,521,138
	8,569,335	8,989,937
Less current portion	(1,286,000)	(1,842,000)
Long-term portion	$7,283,335	$7,147,937

The estimated aggregate maturities required on long-term debt for each of the individual years at October 31, 2010 are as follows:

                                                                         2011  $ 1,286,000

                                                                         2012     2,539,771

                                                                         2013        880,886

                                                                         2014        666,524

                                                                         2015      1,526,348

Thereafter     1,668,806

                    $ 8,569,335

NOTE 10 – CAPITAL LEASE OBLIGATIONS

The company leases one aircraft under a capital lease agreement which provides for the option to purchase the aircraft at the end of the lease. The lease is payable in aggregate monthly payments of $24,288, having an imputed interest rate of 7.924%, and is secured by the aircraft being leased. Future minimum lease payments under capital leases are approximately as follows:

Year Ending

October 31,

Amount

2011

 $

291,456

2012

291,456

2013

291,456

2014

    24,288

898,656

Less amount representing interest

(103,675)

Present value of future minimum lease payments

 $

      794,981

The cost, accumulated amortization, and amortization expense of aircraft under capital lease is approximately as follows:

	2010	2009

Cost	$2,403,402	$7,476,024
Accumulated amortization	$903,944	$2,821,641
Amortization expense	$173,212	$755,982

NOTE 11 – PREFERRED STOCK

The preferred stock provides for monthly dividends at an annual rate of 6.5%, is non-voting, and is convertible at any time to common stock by the holder based on the current market price of the Company’s common stock. The Company can redeem the preferred stock any time and the Holder can call for redemption of the preferred stock any time after December 1, 2011.

The following table summarizes the changes in preferred stock shares and values.

	Shares	Amount
Balance at November 1, 2008-Net of Discount	840,000	$7,557,580

Discount on preferred stock	-	89,780

Redemption of preferred stock	(20,000)	(182,080)

Balance at October 31, 2009	820,000	$7,465,280

Redemption of preferred stock	-	-

Balance at October 31, 2010	820,000	$7,465,280

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

A summary of the options outstanding is presented below:

	October 31, 2010		October 31, 2009
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	1,434,909	$0.30 – 2.50	1,637,009	$0.30 – 2.50
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	37,500	0.30 – 2.50	202,100	0.30 – 2.50
Expired	-	-	-	-
Outstanding at end of year	1,397,409	$0.30 – 2.50	1,434,909	$0.30 – 2.50
Weighted average fair value of options granted during the year	-	-	-	$-

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.50	554,120	0.8 years	$2.50	554,120	$2.50
$0.30 - $0.50	843,289	6.8 years	$0.39	843,289	$0.39
	1,397,409	4.4 years	$ 1.24	1,397,409	$ 1.24

NOTE 13 - INCOME PER COMMON SHARE

The following data show the amounts used in computing net income per common share, for the years ended October 31:

	2010	2009
Net income (loss) available to common shareholders	$1,440,394	$544,599
Weighted average number of common shares used in basic EPS	36,267,202	36,271,461
Dilutive effect of preferred stock	74,158,411	46,658,000

Dilutive effect of stock options Weighted average number of common shares and dilutive potential common stock used in diluted EPS	- 110,425,613	- 82,929,461

For the year ended October 31, 2010 and 2009, 1,397,409 and 1,434,909 outstanding options, respectively, were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive. The Company’s preferred shares do have a dilutive effect and are included in the computation of EPS. The number of preferred shares outstanding and used in the calculation as of October 31, 2010 and 2009 are 820,000 and 820,000 shares, respectively.

NOTE 14 – INCOME TAXES

The provision for income taxes consists of the following:

	2010	2009

Current	$115,000	$-
Deferred	1,460,000	509,000
	$1,575,000	$509,000

The provision for income taxes differs from the amount computed at federal statutory rates as follows:

	2010	2009

Federal income tax at statutory rates	$1,190,000	$556,000
State tax at statutory rates	133,000	54,000
Change in tax depreciation method	-	54,000
Change in valuation allowance	-	(120,000)
Other Expiration of capital loss carryover Alternative minimum tax	91,000 120,000 41,000	(35,000) - -
	$1,575,000	$509,000

Deferred tax assets are comprised of the following:

	2010	2009
Capital loss carryforward	$-	$120,000
Accrued vacation	119,000	106,000
Allowance for bad debt	13,000	25,000
Inventory valuation	6,000	20,000
Accrued interest	-	-
Net current deferred tax assets	$138,000	$271,000
Excess of tax over book depreciation	$(4,176,000)	$(3,600,000)
Net operating loss carryforward	2,023,000	2,828,000
Alternative minimum tax credits	120,000	79,000
Stock compensation expense	54,000	41,000
Capital loss carryforward	32,000	32,000
Net long-term deferred tax asset (liability)	$(1,947,000)	$(620,000)

As of October 31, 2010 the Company has capital loss carryforwards of approximately $84,000 that expire in 2015. The Company also has net operating loss carryforwards of approximately $5,328,000 that expire beginning in 2025.

Tax years ended October 31, 2007, 2008, and 2009 remain open to examination by the federal Internal Revenue Service and for all state taxing authorities.

NOTE 15 – CONCENTRATIONS

U.S. Postal Service Contracts - The Company receives the majority of its revenues from contracts with the U.S. Postal Service (USPS).  For the year ended October 31, 2010 and 2009, the revenues from contracts with the USPS represented 69% and 65% of total revenues, respectively.  At October 31, 2010 and 2009, accounts receivable from the USPS totaled $966,855 and $759,109 or 60% and 49%, respectively. The contracts currently in effect for USPS routes will expire in September 2015 for mainland US operations. The loss of this customer would have a material negative effect on the operations of the Company.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

The Company operates its aircraft under a certificate which allows it to accumulate time between overhauls (TBO) in excess of manufacturer's recommendations.  The Company regularly inspects its engines.  A majority of the engines used by the Company have accumulated TBO in excess of manufacturer's recommendations.

Several allegations and proposed penalties have been put forth by the Federal Aviation Administration (FAA) and are currently being reviewed by the Company. Management has assessed the probability and has estimated and accrued a reasonable amount to cover any penalties the Company may incur. None of these assertions have resulted in any enforcement action against the Company, nor does the Company expect any actions as a result of the allegations.

NOTE 17 – SUBSEQUENT EVENTS

On November 30, 2010 the Alpine Air Board of Directors approved a one-time redemption of 20,000 shares of Series A 6.5% Preferred Stock of Alpine Air held by Mallette Holdings, LLLP to be redeemed at its stated value of $9.104 per share.

On December 22, 2010 the Alpine Air Board of Directors approved a one-time redemption of 20,000 shares of Series A 6.5% Preferred Stock of Alpine Air held by Mallette Holdings, LLLP to be redeemed at its stated value of $9.104 per share.

On January 5, 2011 Alpine Air purchased one Beechcraft 99 aircraft for $375,000. This aircraft will be used in the Company’s aircraft operations. The purchase of this aircraft released the restrictions on two cash time deposits totaling $206,433 held as collateral for debt of a third party (See Note 1-Restricted  Cash).

The Company as of December 31, 2010 had an open commitment to purchase one additional Beechcraft 1900C aircraft for $500,000. This additional aircraft will be used in the Company’s aircraft operations. As of January 29, 2011, the date the financial statements were issued, the final purchase agreement has not been signed.

Alpine Air Express has evaluated subsequent events for the period October 31, 2010 through January 26, 2011, the date the financial statements were issued, and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 26, 2009, the Company's audit committee and Board of Directors voted to approve the engagement of Jones Simkins, P.C. of Logan, Utah as principal accountant to audit the Company's financial statements. During the Company's two most recent fiscal years, prior to engaging Jones Simkins, P.C., neither the Company nor anyone on its behalf consulted with Jones Simkins P.C. regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and either a written report was provided to the Company or oral advice was provided that the new accountant concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement or a reportable event.

ITEM 9A:  CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s management, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of October 31, 2010.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, management, with the participation of the principal executive officer and principal financial officer concluded that, as of October 31, 2010, internal control over financial reporting was effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm because the Company is neither an “accelerated filer” nor a “large accelerated filer” as those terms are defined by the SEC.

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

Name	Age	Position	Held Position Since
Eugene R. Mallette Rick C Wood	61 38	CEO Principal Financial Officer	1986 2010
Max A. Hansen	61	Secretary/Treasurer and Director	1986
Joseph O. Etchart	62	Chairman	2005
Ronald L. Pattison	53	Director	2006

     Mr. Mallette began his career with Alpine Aviation in 1979 as its Sales Manager, and then became General Manager later in 1979.  He became Chief Executive Officer and Director upon acquiring Alpine Aviation in 1986.  Prior to his employment by Alpine Aviation, he was employed by the State of Montana as a staff auditor.  He received a B.A. in Business Administration from Carroll College in 1971.  Mr. Mallette holds a commercial pilot's license and maintains his proficiency.  He devotes time to civic and charitable causes and was previously Chairman of the Better Business Bureau of Utah County and Vice-President of the Provo Chamber of Commerce and was named CEO of the Year for Small Public Companies in Utah in 2008.

     Rick C. Wood was named the Principal Financial Officer of Alpine Air in January 2010 after serving as the Senior Accountant and Accounting Manager since February 2006.  He received a Bachelor of Science degree in Accounting from the University of Utah and has served in various accounting capacities for the last ten years. He is currently pursuing a Masters of Accountancy degree from the University of Phoenix in preparation for the CPA exam.  Prior to coming to Alpine Air, he worked as the controller of a local computer company where he began as an Accounting Clerk and Sales Consultant. Prior to his Accounting career, Mr. Wood had a successful sales career with CompUSA, Gateway Computers, American Express, and Qwest Communications. He currently volunteers at his local church tracking donations and expenses.

     Max A. Hansen has been an Alpine Air Director since 1986 and legal advisor to the company since 1979.  He has been practicing law since 1976 and has owned his own firm, Max A. Hansen & Associates, P.C. since 1980.  He is licensed to practice law in Montana, Utah, and California and is admitted to practice before those state courts, the Federal courts of Montana and Utah, and the U.S. Supreme Court. Mr. Hansen provides legal services to Alpine Air as General Counsel.  He is a Past President of the State Bar of Montana and served for many years as the Montana Delegate to the American Bar Association House of Delegates. Mr. Hansen has received distinguished service awards from the State Bar of Montana and the Montana Supreme Court for his work on behalf of the legal system. He is a former member of the American Bar Association Standing Committee on the Federal Judiciary and is still a member of the Sales, Exchanges & Basis Committee of the ABA Tax Section. Mr. Hansen is also President and CEO of American Equity Exchange, Inc., a company which assists taxpayers with Section 1031 tax-deferred property exchanges nationwide. He is a Past President and sits on the Board of the Federation of Exchange Accommodators and holds a designation as a Certified Exchange Specialist (CES). Mr. Hansen received his law degree from the University of San Diego School of Law in 1976, where he was a member of the Law Review.  He received a BA in Political Science from Carroll College in 1971.

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

Audit Committee Financial Expert

     The Board of Directors has determined that the Chairman of the Audit Committee, Ron Pattison, qualifies as “audit committee financial expert” as defined by the SEC and also meets the additional criteria for independence of Audit Committee members set forth in Rule 10A-3(b)(l) under the Securities and Exchange Act of 1934.

Identification of Certain Significant Employees.

     Alpine Air has no employees who are not executive officers but who make or are expected to make significant contributions to Alpine Air.

Family Relationships.

     Joe Etchardt is the brother-in-law of Ron Pattison. Messrs. Etchardt and Pattison are both directors of the Company.

     Except as indicated below, to the knowledge of management, during the past 10 years, no director, person nominated to become a director, executive officer, promoter or control person of Alpine Air:

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

     (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of Item 401 of Regulation S-K promulgated by the SEC, or to be associated with persons engaged in any such activity;

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

(7)  was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i)  any Federal or State securities or commodities law or regulation; or

(ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

  (8)   was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics.

     We filed our Code of Conduct for our executive officers with our Amended 10KSB dated October 31, 2003, and filed with the Securities and Exchange Commission on March 19, 2004.

Compliance with Section 16(a) of the Exchange Act.

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to us during its most recent fiscal year and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, and any written representations referred to in Item 405(b)(1) of the SEC, Alpine Air believes all forms required to be filed under Section 16 of the Exchange Act have been timely filed.

     On January 9, 2004, our Board of Directors adopted an Insider Trading Policy.  The purpose of this Policy is to ensure that our directors, executive stockholders and 10% stockholders comply with Section 16(a) of the Exchange Act and to establish procedures by which our insiders may buy and/or sell our common stock without violating the securities laws' prohibition against insider trading.

ITEM 11.  EXECUTIVE COMPENSATION

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of Alpine Air's last three completed fiscal years to Alpine Air or its principal subsidiary Chief Executive Officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at October 31, 2010, the end of Alpine Air's last completed fiscal year). Unless indicated otherwise, all share figures in this Item reflect the three-for-one split of our issued and outstanding common stock in January, 2006.

     Summary Compensation Table.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Eugene R. Mallette CEO	10/31/10 10/31/09 10/31/08	94,309 98,520 97,529	400 1,101 541	0 0 0	0 0 534	0 0 0	0 0 0	2,853 7,798 25,107	97,562 107,419 123,711
Bill Distefano, General Manager	10/31/10 10/31/09 10/31/08	135,361 133,042 138,986	83,519 78,938 66,368	0 0 0	0 0 534	0 0 0	0 0 0	2,217 11,685 6,942	221,097 226,665 212,830
Rick C. Wood, PFO	10/31/10 10/31/09 10/31/08	50,087 51,402 48,708	400 800 1,088	0 0 0	0 0 534	0 0 0	0 0 0	342 1,566 1,341	50,829 53,768 51,671

      Options/SAR Grants.

     During the year ended October 31, 2008 Alpine Air issued options to purchase 5,000 shares each to the CEO, Eugene Mallette, the General Manager, Bill Distefano, and the Principal Financial Officer, Rick Wood. These were issued as part of the same option grant offered to all full-time employees in July of 2008.

     There were no options to purchase shares issued during 2009 and 2010.

     Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table.

     No stock options or SARs were exercised during the fiscal year ended October 31, 2010 and 2009.

     Pension Table.

      None.

     Compensation of Directors.

     During the fiscal year ended October 31, 2010, no stock options were issued to any director. Board of Directors fees were $4,000 per quarter for services rendered.

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

     In August 2001, Alpine Air issued options to acquire 547,185 shares of its common stock at an exercise price of $2.50 per share and an option to purchase 79,998 shares at an exercise price of $2.50 per share.  In 2002, Alpine Air issued options to acquire 2,562 shares of its common stock at an exercise price of $2.50 per share.  All options were issued under the plan.  In addition, a total of 75,625 options have been forfeited through October 31, 2005.

     During 2006, the Company issued options to acquire 325,000 shares of its common stock at an exercise price of $0.50 per share, to employees and directors of the company. To date 110,000 of the 2006 options have been forfeited. During 2007, the Company issued options to acquire 425,278 shares of its common stock at an exercise price of $0.40 per share, to employees and directors of the company. To date 124,489 of the 2007 options have been forfeited. During 2008, the Company issued options to acquire 575,000 shares at an exercise price of $0.30 per share. To date, 247,500 of those options have been forfeited. During 2009 and 2010, no options were issued.

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

     Compensation Committee Report.

     The Compensation Committee reviews with management the Compensation Discussion and Analysis section of the Company’s 2010 Form 10-K, Item 11, and Proxy Statement. Based on its review and discussions with management the Compensation Committee recommends to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Proxy Statement for 2011 and in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

     The Compensation Committee consists of four members, Joe Etchardt (Chair), Ronald L. Pattison, Rick C. Wood (Ex Officio), and Max A. Hansen (Ex Officio).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information relating to the beneficial ownership of Alpine Air's common stock as of  October 31, 2010 by each person known by Alpine Air to be the beneficial owner of more than 5% of the outstanding shares of common stock and each of Alpine Air's directors and executive officers.

Name and Address of Principal Stockholders	Common Stock	Percentage
Eugene R. Mallette 1177 Alpine Air Way Provo, Utah 84601	27,729,465(1)	76.9%

Officers and Directors
Eugene R. Mallette, CEO and Director	27,729,465(1)	76.9%
Max Hansen, Secretary/Treasurer, Director	11,874	Less than 1%
Joseph O. Etchart, Director	17,445	Less than 1%
Ronald L. Pattison, Director	57,030	Less than 1%
All officers and directors as a group (4 persons)	27,815,814	77.1%

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

Securities Authorized for Issuance under Equity Compensation Plans.

                    Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	554,120 215,000 300,789	$2.50 $0.50 $0.40	- - -
Equity compensation plans not approved by security holders	327,500 -0-	$0.30 -0-	- -
Total	1,397,409	$1.24	-

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

     Aircraft Purchase - In December 2003, the Company acquired 16 aircraft from an entity related to an officer and majority shareholder of the Company for $9,900,000.  The consideration paid included $9,104,000 in preferred stock of the Company's subsidiary Alpine Aviation, Inc. and the assumption of the underlying debt on the aircraft totaling $709,981.  The remaining $86,019 was recorded as a payable to the entity related to an officer and majority shareholder of the Company.  As the aircraft were purchased from a related party they have been recorded at their carryover basis of $4,111,485.  A discount on preferred stock in the amount of $3,591,195, net of tax effect of $2,197,320, was recorded and was amortized as dividends over a five year period.  The preferred stock provides for monthly dividends at an annual rate of 6.5%, and is not convertible. However, in April 2007 the Board of Directors authorized the issuance of 1,000,000 shares of Preferred Stock in the Parent Company, Alpine Air Express, with a stated value of $9.104, which were exchanged with the holder for the outstanding preferred stock in the subsidiary. As of October 31, 2010 820,000 shares are still outstanding. The newly issued preferred stock in the Parent Company provides for monthly dividends at an annual rate of 6.5%, and is convertible to common stock at any time by the holder based on the current market price of the Company’s common stock. The Company can redeem the preferred stock any time and the Holder can call for redemption of the preferred stock any time after December 1, 2011.

     Personal Guarantee - The Company's major shareholder/officer has personally guaranteed a loan which is also collateralized by certain aircraft of the Company.

Parents.

     Eugene A. Mallette may be deemed to be a parent of the Company due to his beneficial ownership of approximately 77% of the Company’s outstanding shares of common stock.

     Director Independence.

     Max A. Hansen, Joseph O. Etchardt, and Ronald L. Pattison are all independent directors as defined in NASDAQ Rule 4200(a)(15).

ITEM 14.  Principal Accountant Fees and Services.

     The following is a summary of the fees billed to Alpine Air by its principal accountants during the fiscal years ended October 31, 2010 and 2009:

Fee category	2010	2009
Audit fees	$93,444	$94,500

Audit-related fees	0	0

Tax fees	0	0

All other fees	0	0
Total fees	$93,444	$94,500

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT AND SCHEDULES.

     (a) Financial Statements.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at October 31, 2010 and 2009
Consolidated Statements of Income for the years ended October 31, 2010 and 2009
Consolidated Statement of Stockholders' Equity for the years ended October 31, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended October 31, 2010 and 2009 Notes to Consolidated Financial Statements

    (b) Exhibits.

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

                                 Alpine Air Express, Inc.

Date: 1/26/2011                  By: /s/Eugene Mallette

                                            Eugene Mallette, Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: 1/26/2011                     /s/Eugene Mallette

                                               Eugene Mallette, Chief Executive Officer and Director

Date: 1/26/2011                      /s/Rick C Wood

                                               Rick C Wood, Principal Financial Officer

Date: 1/26/2011                      /s/Max A. Hansen

                                               Max A. Hansen, Secretary/Treasurer and Director

Date: 1/26/2011                      /s/Joseph O. Etchart

                                               Joseph O. Etchart, Chairman

Date: 1/26/2011                      /s/Ronald L. Pattison

                                               Ronald L. Pattison, Director