Form 10-Q
period 2011-01-31
ALPINE AIR EXPRESS INC/DE
filed 2011-03-15
CIK 1092807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: March 14, 2011 - 34,475,857 shares of common stock.

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

ALPINE AIR EXPRESS, INC.

  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2011

ALPINE AIR EXPRESS, INC.

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

PAGE
Consolidated Balance Sheets at January 31, 2011 (Unaudited) and October 31, 2010 (Audited)	5

Unaudited Condensed Consolidated Statements of Income for the three Months ended January 31, 2011 and 2010	6

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2011 and 2010	7-8

Notes to Unaudited Condensed Consolidated Financial Statements	9-12

ALPINE AIR EXPRESS, INC.

CONSOLIDATED BALANCE SHEETS

	January 31, 2011		October 31, 2010
	(Unaudited)		(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,076,510		$1,129,890
Trade accounts receivable, net	1,940,216		1,601,287
Inventories	2,457,358		1,899,293
Prepaid expenses	409,596		423,001
Deposits	38,575		38,575
Cash value life insurance	85,572		85,572
Income taxes receivable	0		16,100
Deferred tax asset, current	144,000		138,000
Total current assets	6,151,827		5,331,718
PROPERTY AND EQUIPMENT, NET	21,792,837		22,125,782
RESTRICTED CASH	0		206,433
OTHER ASSETS, NET	105,340		119,491
Total assets	$28,050,004		$27,783,424

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$582,695		$506,673
Income taxes payable	50,000		0
Accrued liabilities	974,358		1,143,751
Dividends payable	39,526		41,212
Deferred revenue	290,797		98,457
Current portion of long-term debt	1,274,000		1,286,000
Total current liabilities	3,211,376		3,076,093

DEFERRED TAX LIABILITY	2,255,000		1,947,000
LONG-TERM DEBT, net of current portion	6,979,891		7,283,335
Total liabilities	12,446,267		12,306,428

PREFERRED STOCK	7,101,120	[1]	7,465,280	[2]

STOCKHOLDERS' EQUITY:
Common stock	35,989	[3]	36,130	[4]
Additional paid-in capital	2,434,836		2,446,080
Retained earnings	6,031,792		5,535,239
Treasury stock	0	[5]	(5,733)	[6]
Total stockholders’ equity	8,502,617		8,011,716
Total liabilities and stockholders' equity	$28,050,004		$27,783,424

[1] $0.001 par value, $9.104 stated value, 1,000,000 shares authorized, 780,000 shares issued and outstanding.

[2] $0.001 par value, $9.104 stated value, 1,000,000 shares authorized, 820,000 shares issued and outstanding.

[3] $0.001 par value, 100,000,000 shares authorized, 35,988,821 shares issued and outstanding.

[4] $0.001 par value, 100,000,000 shares authorized, 36,130,141 shares issued and outstanding.

[5] Less treasury stock, 0 shares at cost.

[6] Less treasury stock, 70,660 shares at cost.

The accompanying notes are an integral part of these condensed consolidated financial statements

ALPINE AIR EXPRESS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Nov. 1, 2010 to January 31, 2011	Nov. 1, 2009 to January 31, 2010

OPERATING REVENUE:
Operations	$5,475,047	$5,063,407
Public services	6,527	6,919
Total operating revenues	5,481,574	5,070,326
Direct costs - Operations	3,864,109	3,612,411
Direct costs - Public services	47,509	40,814
Total direct costs	3,911,618	3,653,225
Gross profit	1,569,956	1,417,101
OPERATING EXPENSES:
General and administrative	448,446	441,709
Total operating expenses	448,446	441,709
Operating income	1,121,510	975,392
OTHER INCOME (EXPENSE):
Interest income	3,910	3,811
Interest expense	(140,153)	(202,745)
Loss on disposal of assets	0	(958)
Total other income (expense)	(136,243)	(199,892)
INCOME BEFORE TAXES AND PREFERRED STOCK DIVIDEND	985,267	775,500
Current income tax expense	67,000	0
Deferred income tax expense	302,000	289,000
NET INCOME	616,267	486,500
Preferred stock dividend declared	(119,714)	(122,308)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$496,553	$364,192

NET INCOME PER COMMON SHARE
Basic	$0.01	$0.01
Diluted	$0.00	$0.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE AIR EXPRESS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nov. 1, 2010 to January 31, 2011	Nov. 1, 2009 to January 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$616,267	$486,500
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets	0	958
Deferred tax expense	302,000	289,000
Depreciation and amortization	919,248	853,399
Stock based compensation	0	12,992
Provision for losses on accounts receivable	27,224	28,110
Provision for inventory obsolescence	3,000	2,505
(Increase) decrease in trade accounts receivable	(366,153)	(77,326)
(Increase) decrease in other assets	7,500	7,500
(Increase) decrease in inventories	(561,065)	(287,011)
(Increase) decrease in income taxes receivable	16,100	324
(Increase) decrease in prepaid expenses	85,528	1,237
(Increase) decrease in deposits	0	50,462
Increase (decrease) in trade accounts payable	76,022	(12,344)
Increase (decrease) in accrued liabilities	(169,393)	(133,238)
Increase (decrease) in deferred revenue	192,340	(117,019)
Increase (decrease) in income taxes payable	50,000	0
Net cash provided by operating activities	1,198,618	1,106,049

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(579,652)	(1,762,712)
Net cash used in investing activities	(579,652)	(1,762,712)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on long-term debt	(387,567)	(1,244,921)
Payment on dividends payable	(121,400)	(325,712)
Payment for redemption of preferred stock	(364,160)	0
Proceeds from long-term debt	0	1,854,243
Change in line of credit	0	(472,854)
Common stock purchased and retired	(5,652)	0
Net cash used in financing activities	(878,779)	(189,244)

Net change in cash and cash equivalents	(259,813)	(845,907)

BEGINNING CASH AND CASH EQUIVALENTS	1,336,323	1,192,936

ENDING CASH AND CASH EQUIVALENTS	$1,076,510	$347,029

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	140,153	202,745
Income taxes	0	0

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE AIR EXPRESS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Non-cash investing and financing activities:

For the three months ended January 31, 2011, the Company:

•

Applied prepaid expenses to notes payable of $32,283.

•

Increased prepaid expenses by $104,406 through the issuance of debt.

•

Retired 70,660 shares of treasury stock valued at $5,733.

For the three months ended January 31, 2010, the Company:

•

Capitalized debt issuance costs of $44,278.

•

Refinanced $1,204,803 of long-term debt.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE AIR EXPRESS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements – The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 2011 and 2010 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2010 audited financial statements. The results of operations for the periods ended January 31, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

Recently Enacted Accounting Standards – The Company’s management has evaluated the recently issued accounting pronouncements through the filing date of these financial statements and has determined that the application of these pronouncements will have no material impact on the Company’s financial position and results of operations.

NOTE 2 - TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consist of the following:

	January 31, 2011	October 31, 2010

Trade accounts receivable Employee advances	$2,000,700 316	$1,634,205 658
Less allowance for doubtful accounts	(60,800)	(33,576)
	$1,940,216	$1,601,287

NOTE 3 - PREPAID EXPENSES

Prepaid expenses consist of the following:

	January 31, 2011	October 31, 2010

Prepaid expenses and credits	$95,572	$110,493
Prepaid other taxes Prepaid insurance Prepaid training	44,231 263,824 5,969	37,197 271,797 3,514
	$409,596	$423,001

NOTE 4 - INVENTORIES

Inventories consist of the following:

	January 31, 2011	October 31, 2010

Aircraft parts	$2,155,230	$1,660,923
Work in process Fuel	282,173 39,564	229,235 25,744
Allowance for obsolescence	(19,609)	(16,609)
	$2,457,358	$1,899,293

ALPINE AIR EXPRESS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated life in years	January 31, 2011	October 31, 2010
Building and improvements	10 - 40	$1,369,559	$1,369,559
Aircraft	[15]	20,617,438	20,318,537
Engines	7 - 10	13,278,864	13,017,789
Equipment	3 - 10	297,458	295,758
Furniture and fixtures	3 - 10	338,204	338,204
Vehicles	5 - 7	127,648	126,913
		36,029,171	35,466,760
Less: accumulated depreciation and amortization		(14,236,334)	(13,340,978)
		$21,792,837	$22,125,782

NOTE 6 – LINE OF CREDIT

The Company has a $1,000,000 line of credit with a lending institution to help manage cash flow and day to day operations.  The line of credit has a variable interest rate, currently 6.5% and matures on February 23, 2011.  The interest is payable each month on any outstanding balance.  As of January 31, 2011 the outstanding balance was $0. The line of credit is secured by two aircraft, Reg #N194GA and N955AA. Subsequent to January 31, 2011 this line of credit matured and the Company did not renew the line of credit.

The Company also has a $100,000 line of credit with the same lending institution to help manage cash flow and day to day operations. The line of credit has a variable interest rate, currently 6.5% and matures on August 25, 2016. The interest is payable each month on any outstanding balance. As of January 31, 2011 the outstanding balance was $0. The line of credit is secured by two aircraft, Reg #N194GA and N955AA. Subsequent to January 31, 2011 this line of credit was cancelled by the Company.

NOTE 7 – LONG TERM DEBT

Long term debt consists of the following:

	January 31, 2011	October 31, 2010

Note payable issued on August 19, 2009 for $2,524,200 due August 19, 2012.Current interest rate of 6.5%. Secured by four aircraft Reg #N154GA, N99GH, N326CA, and N239AL and personally guaranteed by an officer/shareholder.	1,999,726	2,097,256

Note payable issued on January 7, 2010 for $2,700,000 due January 7, 2016. Interest rate of 7.147%. Secured by four aircraft Reg #N172GA, N125BA, N219VP, and N198GA.	2,538,597	2,576,151

Unsecured note payable issued on May 4, 2010 for $400,775 due February 1, 2011. Interest rate of 7.78%.

Note payable issued on June 11, 2010 for $3,087,407 due June 11, 2015. Interest rate of 5.865%. Secured by four aircraft, Reg #N114AX, N127BA, N24BH, and N950AA.

	- 2,873,674	136,190 2,964,757

10
ALPINE AIR EXPRESS, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unsecured note payable issued on December 16, 2010 for $104,406 due August 1, 2011. Interest rate of 7.98%.	104,406	-
Capital Lease Obligations	737,488	794,981
	8,253,891	8,569,335
Less current portion	(1,274,000)	(1,286,000)
Long-term portion	$6,979,891	$7,283,335

NOTE 8 – PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of Series A $.001 par value preferred stock. The preferred stock provides for monthly dividends at an annual rate of 6.5%. As of January 31, 2011 and October 31, 2010 there were 780,000 and 820,000 shares, respectively, issued and outstanding. This preferred stock is convertible at any time by the holder until December 1, 2011 based on the current market price of the Company’s stock. The Company can redeem the preferred stock any time and the Holder can call for redemption of the preferred stock any time after December 1, 2011 at a liquidation value of $9.104 per share.

During the period ending January 31, 2011, the Company redeemed 40,000 shares of the preferred stock at its stated value of $9.104 per share for a total of $364,160.

NOTE 9 - INCOME (LOSS) PER COMMON SHARE

The following data show the amounts used in computing net income per common share, for the three months ended January 31:

	2011	2010
Net income available to common shareholders	$496,553	$364,192

Weighted average number of common shares used in basic EPS	36,060,249	36,271,461

Dilutive effect of preferred stock	85,213,440	60,203,871

Dilutive effect of stock options	-	-

Weighted average number of common shares and dilutive potential common stock used in diluted EPS	121,273,689	96,475,332

NOTE 10 – CONCENTRATIONS

U.S. Postal Service Contracts - The Company receives the majority of its revenues from contracts with the U.S. Postal Service (USPS).  For the three months ended January 31, 2011 and 2010, the revenues from contracts with the USPS represented 63% and 69% of total revenues, respectively.  At January 31, 2011 and October 31, 2010, accounts receivable from the USPS totaled $1,073,183 and $966,855, or 54% and 60%, respectively. The contracts currently in effect for USPS routes will expire in September 2015 for mainland US operations. The loss of contracts with this customer would have a material negative effect on the operations of the Company.

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

Two allegations and one proposed penalty have been put forth by the Federal Aviation Administration (FAA) and are currently being reviewed by the Company. Management has assessed the probability and has estimated and accrued a reasonable amount to cover any penalties the Company may incur. None of these assertions have resulted in any enforcement action against the Company, nor does the Company expect any actions as a result of the allegations.

NOTE 12 – SUBSEQUENT EVENTS

During January 2011 a company that leases an aircraft from Alpine Air returned a Beechcraft 1900D aircraft back to Alpine Air and chose not to renew its lease. Alpine Air has leased this aircraft and a second Beechcraft 1900D to another lessee commencing March 2011.

On February 23, 2011 a line of credit with a lending institution for $1,000,000 matured and the Company chose not to renew the line of credit. In addition, the Company also cancelled a $100,000 line of credit with the same institution. These lines of credit were secured by two aircraft, Reg #N194GA and N955AA and the lender is releasing liens on both aircraft.

On February 24, 2011 the Company entered into an agreement with a shareholder to repurchase 1,512,964 shares of Common Stock for $150,000.

In February 2011 the Company signed an agreement to lease a Beechcraft 99 aircraft to a third party and the lease begins April 1, 2011 for a term of 24 months.

On March 1, 2011 the Company Board of Directors approved a one-time redemption of 20,000 shares of Series A 6.5% Preferred Stock of Alpine Air held by Mallette Holdings, LLLP to be redeemed at its stated value of $9.104 per share.

On March 7, 2011 a financial institution agreed to loan an additional $500,000 to the Company on an existing loan dated January 7, 2010. The terms and collateral remain the same as the existing loan.

Alpine Air Express has evaluated subsequent events through the date the financial statements were issued, and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

General.

     Alpine Aviation Inc. operates two business divisions. The operations division provides air cargo transportation services in the United States in Montana, North Dakota, and South Dakota (63% of revenue). In addition to air cargo transportation, the Company flies charters for other cargo carriers (25% of revenue), and leases passenger aircraft to other air carriers (12% of revenue). The public division segment provides maintenance service on aircraft owned and operated by third parties (less than 1% of revenue), and operates a First Officer training program (less than 1% of revenue).

     During the three months ended January 31, 2011, cargo volumes were slightly lower (1%) when compared to the same period last year. The Company carried 2,058 tons of cargo this quarter in 2011 compared to 2,086 tons in the same quarter in 2010.

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

     The current US Postal Service contract includes a per pound rate increase over previous contracts. The Company continues to experience moderate rising costs. Fuel, insurance, aircraft maintenance, and repairs place a demand on the Company’s cash resources, however, management has been exceptionally proactive in containing and reducing operating costs in order to better maximize the use of cash resources.

Liquidity and Capital Resources

January 31, 2011 and October 31, 2010.

Historical Source of Cash and Capital Expenditures:

     The Company has a working capital position on January 31, 2011 of $2,990,451, as compared to working capital on October 31, 2010, of $2,255,625. The increase in working capital has been the direct result of an $820,109 increase in current assets coupled with an increase of $85,283 in current liabilities. The Company presently has no material off-balance sheet financing arrangements.

     Total assets increased to $28,050,004 on January 31, 2011 from $27,783,424 on October 31, 2010. Total liabilities increased to $12,446,267 from $12,306,428 during the same period.  Stockholders' equity has also increased a total of $490,901, from $8,011,716 to 8,502,617 for October 31, 2010 and January 31, 2011, respectively.

     For the three months ended January 31, 2011 the Company had a net profit from operations before income taxes and preferred stock dividends of $985,267. This is an increase of $209,767 from the previous year’s net income of $775,500. Depreciation and amortization expense for the three months ending January 31, 2011 was $919,248 for an increase of $65,849 over last year.

    During the three months ended January 31, 2011, the Company’s tax net operating loss carryforward decreased by $1,012,000. There was an increase in the deferred tax accounts of $302,000.

     Investing activities for the three months ended January 31, 2011, consisted of the purchases of property and equipment of $579,652.

     For the three months ended January 31, 2010, net cash used in financing activities was $878,779. The subsequent use of these funds was the retiring of $387,567 of long-term debt, the payment of preferred stock dividends of $121,400, the redemption of $5,652 of Common Stock of the Company, and the redemption of $364,160 of Preferred Stock of the Company.

     For the three months ended January 31, 2011 and January 31, 2010, net decreases in cash and cash equivalents were $259,813 and $845,907, and ending cash and cash equivalents were $1,076,510 and $347,029, respectively.

Cash Requirements:

The following table summarizes the Company’s contractual obligations as of January 31, 2011:

	Total	One Year	2-5 Years	After 5 Years

Long-term debt principal	$7,516,403	$1,032,978	$6,483,425	$-
Capital leases principal	737,488	241,670	495,818	-
Interest payments	1,545,269	513,813	1,031,456	-
Operating leases	306,395	33,211	68,687	204,497
Dividend payment of preferred shares	2,269,400	461,573	1,807,827	-
Total	$12,374,955	$2,283,245	$9,887,213	$204,497

Future Capital Expenditures:

The Company, as of January 31, 2011, had no open commitments to purchase additional aircraft.

Results of Operations.

    Three months ended January 31, 2011 and 2010.

Operating Revenue

     During the three months ended January 31, 2011 total operating revenues were $5,481,574, representing an 8% increase over 2010 revenues for the same period of $5,070,326. The following tables summarize Alpine Air’s operating revenue and associated percentage-of-change for the periods indicated.

	Three months ended January 31, 2011	Three months ended January 31, 2010	2011 over 2010 Change
Operating Revenue:
Operations
Mail revenue	$3,428,176	$3,499,395	(2)%
Contract cargo revenue and ad-hoc charters	1,388,942	1,222,505	14%
Aircraft leasing	657,929	341,507	93%
Total operations	5,475,047	5,063,407	8%
Public services
First officer	3,689	4,133	(11)%
Maintenance	2,838	2,786	2%
Total public services	6,527	6,919	(6)%
Total operating revenue	$5,481,574	$5,070,326	8%

	Three months ended January 31, 2011	Three months ended January 31, 2010	2011 over 2010 Change
Operating Revenue:
Operations
Mail revenue	63%	69%	(6)%
Contract cargo revenue and ad-hoc charters	25%	24%	1%
Aircraft leasing	12%	7%	5%
Total operations	100%	100%	-
Public services
First officer	<1%	<1%	-
Maintenance	<1%	<1%	-
Total public services	<1%	<1%	-
Total operating revenue	100%	100%	-

     Direct Costs

     Total direct costs increased to $3,911,618 from $3,653,225 for the three months ending January 31, 2011 and 2010, respectively. This increase is mainly due to an increase of $181,221 in fuel expense. This increase was due to an increase in overall fuel prices and additional charter flights flown during December 2011. Depreciation and amortization expense for the three months ended January 31, 2011 increased to $919,248 from $853,399 during the same period in 2010. This increase was due to an increase in engine times for aircraft leases to third parties and depreciation on major engine and airframe component overhauls capitalized in 2010 and 2011. The following table summarizes the Company’s direct costs and the associated percentages-of-change for the periods indicated.

	Three months ended January 31, 2011	Three months ended January 31, 2010	2011 over 2010 Change
Direct Costs:
Operations
Depreciation and amortization	$919,248	$853,399	8%
Other direct costs	2,944,861	2,759,012	7%
Total operations	3,864,109	3,612,411	7%
Public services
Total public services	47,509	40,814	16%
Total direct costs	$3,911,618	$3,653,225	7%

Operating Expenses

     Operating expenses increased to $448,446 from $441,709 for the three months ended January 31, 2011 and 2010, respectively. This small increase was due mainly to an increase in labor and wages expense. The following table summarizes Alpine Air’s operating expenses and the associated percentages-of-change for the periods indicated.

	Three months ended January 31, 2011	Three months ended January 31, 2010	2011 over 2010 Change
Operating Expenses:
General and administrative	$448,446	$441,709	2%
Total operating expenses	448,446	441,709	2%

     Interest Income

     Interest income for the three months ended January 31, 2011 increased to $3,910 from the amount at January 31, 2010 of $3,811. This increase in interest income is due to an increase of cash in interest bearing accounts.

Interest Expense

     Total interest expense for the three months ended January 31, 2011 and 2010 was $140,153 and $202,745, respectively. This decrease in interest expense is due to a refinance of a capital lease to a note payable with more favorable terms.

Gain on Disposal of Assets

     Gain on disposal of assets for the three months ended January 31, 2011 increased to $0 from $(958) as of January 31, 2010. This increase is due to no sales or dispositions of assets occurring during the current quarter versus a small loss on asset sales for the same quarter last year.

Income Tax Expense

     The provision for income tax expense for the three months ended January 31, 2011 and 2010 was $369,000 and $289,000, respectively. The small increase in income taxes as a percentage of income before taxes of 37.5% in 2011 and 37.3% in 2010 was due to state income taxes.

Net Income

     For the three months ended January 31, 2011 and 2010, income before preferred dividends was $616,267 and $486,500, or $0.01 per share and $0.01 per share, respectively. For the same periods net income available to shareholders was $496,553 and $364,192, or $0.01 per share and $0.01 per share, respectively. The difference for both years presented is approximately $119,714 and $122,308, respectively ($0.00 and $0.00 per share, respectively), which is related to dividends declared on preferred stock.

Off-balance sheet arrangements

We have no off balance sheet arrangements during the quarter ended January 31, 2011.

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

Changes in internal control over financial reporting

We had no changes in our internal control over financial reporting during the quarter ended January 31, 2011.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarter ended January 31, 2011, we did not issue any unregistered securities.

Use of Proceeds of Registered Securities

We had no proceeds from the sale of registered securities during the quarter ended January 31, 2011.

Purchases of Equity Securities by Us and Affiliated Purchasers

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
Month #1 November 1, 2010 through November 30, 2010	None	None	None	None
Month #2 December 1, 2010 through December 31, 2010	None	None	None	None
Month #3 January 1, 2011 through January 31, 2011	70,660 shares of Alpine Air Express, Inc. from General Manager, Bill Distefano	$.08 per share, $5,652 total purchase value	None	None
Total	70,660	$.08	None	None

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. (Removed and Reserved).

Item 5. Other Information.

(a)

None; not applicable.

(b)

During the quarterly period ended January 31, 2011, there were no changes in the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

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

ALPINE AIR EXPRESS, INC.

Date:	03/15/11	By:	/s/Eugene R. Mallette
Eugene R. Mallette
Chief Executive Officer and Director

Date:	03/15/11	By:	/s/Rick C. Wood
Rick C. Wood
Principal Financial Officer

Date:	03/15/11	By:	/s/Max A. Hansen
Max A. Hansen
Secretary/Treasurer and Director

Date:	03/15/11	By:	/s/Joseph O. Etchart
Joseph O. Etchart
Chairman

Date:	03/15/11	By:	/s/Ronald L. Pattison
Ronald L. Pattison
Director