Form 10-Q
period 2011-07-31
ALPINE AIR EXPRESS INC/DE
filed 2011-09-14
CIK 1092807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: September 14, 2011 - 34,370,857 shares of common stock.

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

ALPINE AIR EXPRESS, INC.

  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2011

ALPINE AIR EXPRESS, INC.

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

PAGE
Consolidated Balance Sheets at July 31, 2011 (Unaudited) and October 31, 2010 (Audited)	5

Unaudited Condensed Consolidated Statements of Income for the three and nine months ended July 31, 2011 and 2010	6
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2011 and 2010	7-8

Notes to Unaudited Condensed Consolidated Financial Statements	9-12

ALPINE AIR EXPRESS, INC.

CONSOLIDATED BALANCE SHEETS

	July 31, 2011		October 31, 2010
	(Unaudited)		(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$705,998		$1,129,890
Trade accounts receivable, net	1,789,193		1,601,287
Note receivable	157,949		0
Inventories	2,186,703		1,899,293
Prepaid expenses	523,595		423,001
Deposits	39,528		38,575
Cash value life insurance	90,332		85,572
Income taxes receivable	0		16,100
Deferred tax asset, current	192,000		138,000
Total current assets	5,685,298		5,331,718
PROPERTY AND EQUIPMENT, NET	22,458,260		22,125,782
RESTRICTED CASH	0		206,433
OTHER ASSETS, NET	111,078		119,491
Total assets	$28,254,636		$27,783,424

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$554,698		$506,673
Income taxes payable	52,000		0
Accrued liabilities	1,014,976		1,143,751
Dividends payable	34,987		41,212
Deferred revenue	197,970		98,457
Current portion of long-term debt	1,506,000		1,286,000
Total current liabilities	3,360,631		3,076,093

DEFERRED TAX LIABILITY	2,837,000		1,947,000
LONG-TERM DEBT, net of current portion	6,829,636		7,283,335
Total liabilities	13,027,267		12,306,428

PREFERRED STOCK	6,190,720	[1]	7,465,280	[2]

STOCKHOLDERS' EQUITY:
Common stock	34,371	[3]	36,130	[4]
Additional paid-in capital	2,275,954		2,446,080
Retained earnings	6,726,324		5,535,239
Treasury stock	0	[5]	(5,733)	[6]
Total stockholders’ equity	9,036,649		8,011,716
Total liabilities and stockholders' equity	$28,254,636		$27,783,424

[1] $0.001 par value, $9.104 stated value, 1,000,000 shares authorized, 680,000 shares issued and outstanding.

[2] $0.001 par value, $9.104 stated value, 1,000,000 shares authorized, 820,000 shares issued and outstanding.

[3] $0.001 par value, 100,000,000 shares authorized, 34,370,857 shares issued and outstanding.

[4] $0.001 par value, 100,000,000 shares authorized, 36,130,141 shares issued and outstanding.

[5] Less treasury stock, 0 shares at cost.

[6] Less treasury stock, 70,660 shares at cost.

The accompanying notes are an integral part of these condensed consolidated financial statements.

 ALPINE AIR EXPRESS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	May 1, 2011 to July 31, 2011	May 1, 2010 to July 31, 2010	Nov. 1, 2010 to July 31, 2011	Nov. 1, 2009 to July 31, 2010

OPERATING REVENUE:
Operations	$5,170,553	$4,802,568	$15,729,708	$14,904,885
Public services	92,869	20,519	121,774	41,563
Total operating revenues	5,263,422	4,823,087	15,851,482	14,946,448
Direct costs - Operations	3,776,294	3,356,789	11,415,347	10,554,802
Direct costs - Public services	30,431	48,945	110,020	122,312
Total direct costs	3,806,725	3,405,734	11,525,367	10,677,114
Gross profit	1,456,697	1,417,353	4,326,115	4,269,334
OPERATING EXPENSES:
General and administrative	625,214	724,774	1,417,332	1,570,842
Total operating expenses	625,214	724,774	1,417,332	1,570,842
Operating income	831,483	692,579	2,908,783	2,698,492
OTHER INCOME (EXPENSE):
Interest income	930	2,816	5,902	9,259
Interest expense	(146,298)	(381,483)	(407,526)	(766,807)
Gain (Loss) on disposal of assets	(872)	425,044	(872)	423,828
Total other income (expense)	(146,240)	46,377	(402,496)	(333,720)
INCOME BEFORE TAXES AND PREFERRED STOCK DIVIDEND	685,243	738,956	2,506,287	2,364,772
Current income tax expense	31,000	122,850	146,000	123,000
Deferred income tax expense	246,000	297,000	836,000	909,000
NET INCOME	408,243	319,106	1,524,287	1,332,772
Preferred stock dividend declared	(105,218)	(122,308)	(333,201)	(362,935)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$303,025	$196,798	$1,191,086	$969,837

NET INCOME PER COMMON SHARE
Basic	$0.01	$0.00	$0.03	$0.03
Diluted	$0.00	$0.00	$0.01	$0.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE AIR EXPRESS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nov. 1, 2010 to July 31, 2011	Nov. 1, 2009 to July 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,524,287	$1,332,772
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) Loss on disposal of assets	872	(423,828)
Deferred tax expense	836,000	909,000
Depreciation and amortization	2,566,732	2,508,296
Stock based compensation	0	34,318
Provision for losses on accounts receivable	225,243	76,640
Provision for inventory obsolescence	2,572	8,402
(Increase) decrease in trade accounts receivable	(710,298)	(91,627)
(Increase) decrease in other assets	(7,196)	22,500
(Increase) decrease in inventories	(289,982)	(492,121)
(Increase) decrease in income taxes receivable	16,100	324
(Increase) decrease in prepaid expenses	342,342	27,273
(Increase) decrease in deposits	(953)	50,262
Increase (decrease) in trade accounts payable	48,025	(349,407)
Increase (decrease) in accrued liabilities	(128,775)	205,064
Increase (decrease) in deferred revenue	99,513	(20,642)
Increase (decrease) in income taxes payable	52,000	37,900
Net cash provided by operating activities	4,576,482	3,835,126

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,884,473)	(3,512,478)
Payments on note receivable	139,200	0
Proceeds from sale of equipment	0	1,128,800
Cash surrender value of life insurance	(4,760)	(5,022)
Net cash used in investing activities	(2,750,033)	(2,388,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on long-term debt	(1,176,635)	(2,519,715)
Payment on dividends payable	(339,427)	(566,339)
Payment for redemption of preferred stock	(1,274,560)	0
Proceeds from long-term debt	500,000	1,922,769
Change in line of credit	0	(758,875)
Common stock purchased and retired	(166,152)	(5,733)
Net cash used in financing activities	(2,456,774)	(1,927,893)

Net change in cash and cash equivalents	(630,325)	(481,467)

BEGINNING CASH AND CASH EQUIVALENTS	1,336,323	1,192,936

ENDING CASH AND CASH EQUIVALENTS	$705,998	$711,469

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	407,526	766,807
Income taxes	76,993	85,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE AIR EXPRESS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Non-cash investing and financing activities:

For the nine months ended July 31, 2011, the Company:

•

Applied prepaid expenses to notes payable of $32,283.

•

Increased prepaid expenses by $104,406 through the issuance of debt.

•

Retired 70,660 shares of treasury stock valued at $5,733.

•

Refinanced $2,524,583 of debt.

•

Exchanged accounts receivable for a note receivable of $297,149.

•

Increased prepaid aircraft insurance by issuing $370,813 of debt.

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

ALPINE AIR EXPRESS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements – The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 2011 and 2010 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2010 audited financial statements. The results of operations for the periods ended July 31, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

Recently Enacted Accounting Standards – The Company’s management has evaluated the recently issued accounting pronouncements through the filing date of these financial statements and has determined that the application of these pronouncements will have no material impact on the Company’s financial position and results of operations.

NOTE 2 - TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consist of the following:

	July 31, 2011	October 31, 2010

Trade accounts receivable Employee advances	$2,047,896 116	$1,634,205 658
Less allowance for doubtful accounts	(258,819)	(33,576)
	$1,789,193	$1,601,287

NOTE 3 – NOTE RECEIVABLE

The Company has an unsecured note receivable from a current equipment lessee due in monthly installments of $45,000, bearing interest at 0%, and maturing on September 10, 2011. As of July 31, 2011 the outstanding balance is $157,949.

NOTE 4 - PREPAID EXPENSES

Prepaid expenses consist of the following:

	July 31, 2011	October 31, 2010

Prepaid expenses and credits	$79,773	$110,493
Prepaid other taxes Prepaid insurance Prepaid training	35,947 405,162 2,713	37,197 271,797 3,514
	$523,595	$423,001

NOTE 5 - INVENTORIES

Inventories consist of the following:

	July 31, 2011	October 31, 2010

Aircraft parts	$1,774,394	$1,660,923

9 ALPINE AIR EXPRESS, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Work in process Fuel	389,234 42,256	229,235 25,744
Allowance for obsolescence	(19,181)	(16,609)
	$2,186,703	$1,899,293

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated life in years	July 31, 2011	October 31, 2010
Building and improvements	10 - 40	$1,369,559	$1,369,559
Aircraft	[15]	21,044,880	20,318,537
Engines	7 - 10	14,979,549	13,017,789
Equipment	3 - 10	312,809	295,758
Furniture and fixtures	3 - 10	338,204	338,204
Vehicles	5 - 7	125,635	126,913
		38,170,636	35,466,760
Less: accumulated depreciation and amortization		(15,712,376)	(13,340,978)
		$22,458,260	$22,125,782

NOTE 7 – LONG TERM DEBT

Long term debt consists of the following:

	July 31, 2011	October 31, 2010

Note payable originally issued on August 19, 2009 for $2,524,200 due August 19, 2012 and refinanced on August 12, 2011 increasing the principal by $192,673 and now due August 12, 2016. Original interest rate of 6.5% was refinanced to 5.745%. Originally secured by four aircraft Reg #N154GA, N99GH, N326CA, and N239AL and personally guaranteed by an officer/shareholder and now secured by three aircraft Reg # N95WA, N236AL, and N238AL.	1,807,327	2,097,256

Note payable originally issued on January 7, 2010 for $2,700,000 due January 7, 2016 and refinanced on March 11, 2011 increasing the principal by $500,000 and now due March 7, 2016. Original interest rate of 7.147% was refinanced to 6.641%. Secured by four aircraft Reg #N172GA, N125BA, N219VP, and N198GA.	2,961,331	2,576,151

Unsecured note payable issued on May 4, 2010 for $400,775 due February 1, 2011. Interest rate of 7.78%.

Unsecured note payable issued May 10, 2011 for $370,813 due March 1, 2012. Interest rate of 7.65%

Note payable issued on June 11, 2010 for $3,087,407 due June 11, 2015. Interest rate of 5.865%. Secured by four aircraft, Reg #N114AX, N127BA, N24BH, and N950AA.

	- 262,086 2,685,854	136,190 - 2,964,757

10 ALPINE AIR EXPRESS, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Capital Lease Obligation	619,038	794,981
	8,335,636	8,569,335
Less current portion	(1,506,000)	(1,286,000)
Long-term portion	$6,829,636	$7,283,335

NOTE 8 – PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of Series A $.001 par value preferred stock. The preferred stock provides for monthly dividends at an annual rate of 6.5%. As of July 31, 2011 and October 31, 2010 there were 680,000 and 820,000 shares, respectively, issued and outstanding. This preferred stock is convertible at any time by the holder until December 1, 2011 based on the current market price of the Company’s stock. The Company can redeem the preferred stock any time and the Holder can call for redemption of the preferred stock any time after December 1, 2011 at a liquidation value of $9.104 per share.

During the period ending July 31, 2011, the Company redeemed 60,000 shares of the preferred stock at its stated value of $9.104 per share for a total of $546,240.

NOTE 9 - INCOME PER COMMON SHARE

The following data show the amounts used in computing net income per common share:

                                                             For Three Months Ended                                 For Nine Months Ended

                                                                            July 31,                                                         July 31,

	2011	2010	2011	2010
Net income available to common shareholders	$303,025	$196,798	$1,191,086	$969,837
Weighted average number of common shares used in basic EPS	34,416,509	36,271,461	35,117,257	36,271,461

Dilutive effect of preferred stock Dilutive effect of stock options	56,279,273 -	79,985,143 -	60,104,078 -	71,628,486 -
Weighted average number of common shares and dilutive potential common stock used in diluted EPS	90,695,782	116,256,604	95,221,335	107,899,947

NOTE 10 – CONCENTRATIONS

U.S. Postal Service Contracts - The Company receives the majority of its revenues from contracts with the U.S. Postal Service (USPS).  For the nine months ended July 31, 2011 and 2010, the revenues from contracts with the USPS represented 66% and 69% of total revenues, respectively.  At July 31, 2011 and October 31, 2010, trade accounts receivable from the USPS totaled $986,714 and $966,855, or 48% and 60% of total trade accounts receivable, respectively. The contracts currently in effect for USPS routes will expire in September 2015 for mainland US operations. The loss of contracts with this customer would have a material negative effect on the operations of the Company.

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

Three proposed actions have been put forth by the Federal Aviation Administration (FAA) and are currently being reviewed by the Company. Management has assessed the probability and has estimated and accrued a reasonable amount to cover any penalties the Company may incur. The Company will vigorously defend against the actions and believes the actions are without merit. None of these assertions have resulted in any enforcement action against the Company, nor does the Company expect any actions as a result of the allegations.

NOTE 12- PLAN TO VOLUNTARILY DEREGISTER ITS COMMON STOCK

On July 25, 2011 the Company filed Form 8-K, Schedule 14C, and Schedule 13E-3 with the SEC announcing its intent to voluntarily deregister its common stock. The primary purpose of the transaction will be to reduce the number of stockholders of record to less than 300, thereby allowing the Company file a Form 15 Certificate of Termination of Registration with the SEC under Section 12(g) of the Exchange Act. After consummation of the proposed transaction the Company would no longer be required to file annual, quarterly or current reports, and it would not be required to comply with the SEC’s proxy rules, which require them to distribute proxy statements to its stockholders.

Reducing the number of shareholders to less than 300 would occur by the Company effecting a 1-for-2,000 reverse stock split in which any shareholder holding less than 2,000 shares on the record date of September 6, 2011 would receive cash of $0.16482 per share in lieu of the Company issuing fractional shares. Following the reverse stock split the Company will effect a 2,000-for-1 forward stock split thereby restoring stockholders with greater than 2,000 shares to the original number of shares they owned.

The effective date has not been established and the consummation of the proposed transaction is subject to a number of conditions, including the completion of various filings with the SEC. The Company is proceeding forward with the necessary filings with the SEC.

NOTE 13 – SUBSEQUENT EVENTS

On August 12, 2011 the Company refinanced a note payable originally issued on August 19, 2009 for $2,524,200 due August 19, 2012. The refinanced note dated August 12, 2011 increased the principal by $192,673 and is now due August 12, 2016. The original interest rate of 6.5% was refinanced to 5.745%. The original note was secured by four aircraft Reg #N154GA, N99GH, N326CA, and N239AL and personally guaranteed by an officer/shareholder and now is secured by three aircraft Reg # N95WA, N236AL, and N238AL.

On August 24, 2011 the Board of Directors approved a redemption of 40,000 shares of Series A 6.5% Preferred Stock of Alpine Air held by Mallette Holdings, LLLP to be redeemed at its stated value of $9.104 per share. The Company redeemed the preferred shares on August 24, 2011 and September 6, 2011.

Alpine Air Express has evaluated subsequent events through the date the financial statements were issued, and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

General.

Alpine Aviation Inc. operates two business divisions. The operations division provides air cargo transportation services in the United States in Montana, North Dakota, and South Dakota (66% of revenue). In addition to air cargo transportation, the Company flies charters for other cargo carriers (25% of revenue), and leases passenger aircraft to other air carriers (9% of revenue). The public division segment provides maintenance service on aircraft owned and operated by third parties (less than 1% of revenue), and operates a First Officer training program (less than 1% of revenue).

     During the three months ended July 31, 2011, cargo volumes were lower (3%) when compared to the same period last year. The Company carried 2,029 tons of cargo this quarter in 2011 compared to 2,100 tons in the same quarter in 2010.

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

     The current US Postal Service contract includes a per pound rate increase over previous contracts as well as a monthly fuel cost adjustment. The Company continues to experience moderate rising costs. Fuel, insurance, aircraft maintenance, and repairs place a demand on the Company’s cash resources, however, management has been exceptionally proactive in containing and reducing operating costs in order to better maximize the use of cash resources.

Liquidity and Capital Resources

July 31, 2011 and October 31, 2010.

Historical Source of Cash and Capital Expenditures:

     The Company has a working capital position on July 31, 2011 of $2,324,667, as compared to working capital on October 31, 2010, of $2,255,625. The increase in working capital has been the direct result of a $353,580 increase in current assets coupled with an increase of $284,538 in current liabilities. The Company presently has no material off-balance sheet financing arrangements.

     Total assets increased to $28,254,636 on July 31, 2011 from $27,783,424 on October 31, 2010. Total liabilities increased to $13,027,267 from $12,306,428 during the same period.  Stockholders' equity has also increased a total of $1,024,933, from $8,011,716 to $9,036,649 for October 31, 2010 and July 31, 2011, respectively.

     For the nine months ended July 31, 2011 the Company had a net profit from operations before income taxes and preferred stock dividends of $2,506,287. This is an increase of $141,515 from the previous year’s net income of $2,364,772. Depreciation and amortization expense for the nine months ending July 31, 2011 was $2,566,732 for an increase of $58,436 over last year.

    During the nine months ended July 31, 2011, the Company’s tax net operating loss carryforward decreased by $2,080,000 and deferred taxes totaled $836,000.

     Investing activities for the nine months ended July 31, 2011, primarily consisted of the purchases of property and equipment of $2,884,473.

     For the nine months ended July 31, 2011, net cash used in financing activities was $2,456,774. The subsequent use of these funds was the retiring of $1,176,635 of long-term debt, the payment of preferred stock dividends of $339,427, the redemption of $166,152 of Common Stock of the Company, and the redemption of $1,274,560 of Preferred Stock of the Company. The Company also received $500,000 from the refinance of a note payable.

     For the nine months ended July 31, 2011 and July 31, 2010, net decreases in cash and cash equivalents were $630,325 and $481,467, and ending cash and cash equivalents were $705,998 and $711,469, respectively.

Cash Requirements:

The following table summarizes the Company’s contractual obligations as of July 31, 2011:

	Total	One Year	2-5 Years	After 5 Years

Long-term debt principal	$7,716,598	$1,254,567	$6,462,031	$-
Capital leases principal	619,038	251,404	367,634	-
Interest payments	1,391,940	488,658	903,282	-
Operating leases	466,493	62,857	155,186	248,450
Dividend payment of preferred shares	1,877,986	402,397	1,475,589	-
Total	$12,072,055	$2,459,883	$9,363,722	$248,450

Future Capital Expenditures:

The Company, as of July 31, 2011, had no open commitments to purchase additional aircraft.

Results of Operations.

    Three months ended July 31, 2011 and 2010.

Operating Revenue

     During the three months ended July 31, 2011 total operating revenues were $5,263,422, representing a 9% increase over 2010 revenues for the same period of $4,823,087. The following tables summarize Alpine Air’s operating revenue and associated percentage-of-change for the periods indicated.

	Three months ended July 31, 2011	Three months ended July 31, 2010	2011 over 2010 Change
Operating Revenue:
Operations
Mail revenue	$3,527,518	$3,285,367	7%
Contract cargo revenue and ad-hoc charters	1,243,978	1,171,101	6%
Aircraft leasing	399,057	346,100	15%
Total operations	5,170,553	4,802,568	8%
Public services
First officer	1,153	14,779	(92)%
Maintenance	91,716	5,740	1,498%
Total public services	92,869	20,519	353%
Total operating revenue	$5,263,422	$4,823,087	9%

	Three months ended July 31, 2011	Three months ended July 31, 2010	2011 over 2010 Change
Operating Revenue:
Operations
Mail revenue	67%	68%	(1)%
Contract cargo revenue and ad-hoc charters	24%	24%	-
Aircraft leasing	8%	7%	1%
Total operations	99%	99%	-
Public services
First officer	Less than 1%	Less than 1%	-
Maintenance	1%	Less than 1%	-
Total public services	1%	1%	-
Total operating revenue	100%	100%	-

     Direct Costs

     Total direct costs increased to $3,806,725 from $3,405,734 for the three months ending July 31, 2011 and 2010, respectively. This increase is mainly due to an increase in fuel expense that occurred because of an increase in overall fuel prices and additional charter flights flown during 2011. Depreciation and amortization expense for the three months ended July 31, 2011 increased to $829,952 from $784,661 during the same period in 2010. This increase was due to an increase in engine times for aircraft leases to third parties and by an increase in depreciation on major engine and airframe component overhauls capitalized in 2010 and 2011. The following table summarizes the Company’s direct costs and the associated percentages-of-change for the periods indicated.

	Three months ended July 31, 2011	Three months ended July 31, 2010	2011 over 2010 Change
Direct Costs:
Operations
Depreciation and amortization	$829,952	$784,661	5%
Other direct costs	2,946,342	2,572,128	15%
Total operations	3,776,294	3,356,789	12%
Public services
Total public services	30,431	48,945	(38)%
Total direct costs	$3,806,725	$3,405,734	12%

Operating Expenses

     Operating expenses decreased to $625,214 from $724,774 for the three months ended July 31, 2011 and 2010, respectively. This decrease was due mainly to the accrual of fines and penalties in 2010. The following table summarizes Alpine Air’s operating expenses and the associated percentages-of-change for the periods indicated.

	Three months ended July 31, 2011	Three months ended July 31, 2010	2011 over 2010 Change
Operating Expenses:
General and administrative	$625,214	$724,774	(14)%
Total operating expenses	625,214	724,774	(14)%

     Interest Income

     Interest income for the three months ended July 31, 2011 decreased to $930 from the amount at July 31, 2010 of $2,816. This decrease in interest income is due to a decrease in interest rates earned on interest bearing accounts.

Interest Expense

     Total interest expense for the three months ended July 31, 2011 and 2010 was $146,298 and $381,483, respectively. This decrease in interest expense is due to a refinance of a capital lease to a note payable with more favorable terms.

Gain (Loss) on Disposal of Assets

     Gain (loss) on disposal of assets for the three months ended July 31, 2011 changed to $(872) from $425,044 as of July 31, 2010. This difference is due to a small loss on a disposition of one asset occurring during the current quarter versus a gain occurring from the difference in the cost basis versus net book value on the sale of a Beechcraft 1900 aircraft during the same quarter in 2010.

Income Tax Expense

     The provision for income tax expense for the three months ended July 31, 2011 and 2010 was $277,000 and $419,850, respectively. The decrease in income taxes as a percentage of income before taxes of 40.4% in 2011 and 56.8% in 2010 was due to state income tax rates.

Net Income

     For the three months ended July 31, 2011 and 2010, income before preferred dividends was $408,243 and $319,106, or $0.01 per share and $0.00 per share, respectively. For the same periods net income available to shareholders was $303,025 and $196,798, or $0.01 per share and $0.00 per share, respectively. The difference for both years presented is $105,218 and $122,308, respectively ($0.00 and $0.00 per share, respectively), which is related to dividends declared on preferred stock and income tax expense.

     Nine months ended July 31, 2011 and 2010.

Operating Revenue

     During the nine months ended July 31, 2011 total operating revenues were $15,851,482, representing a 6% increase over 2010 revenues for the same period of $14,946,448. The following tables summarize Alpine Air’s operating revenue and associated percentage-of-change for the periods indicated.

	Nine months ended July 31, 2011	Nine months ended July 31, 2010	2011 over 2010 Change
Operating Revenue:
Operations
Mail revenue	$10,488,592	$10,253,693	2%
Contract cargo revenue and ad-hoc charters	3,890,458	3,491,817	11%
Aircraft leasing	1,350,658	1,159,375	16%
Total operations	15,729,708	14,904,885	6%
Public services
First officer	5,392	28,080	(81)%
Maintenance	116,382	13,483	763%
Total public services	121,774	41,563	193%
Total operating revenue	$15,851,482	$14,946,448	6%

	Nine months ended July 31, 2011	Nine months ended July 31, 2010	2011 over 2010 Change
Operating Revenue:
Operations
Mail revenue	66%	68%	(2)%
Contract cargo revenue and ad-hoc charters	25%	23%	2%
Aircraft leasing	8%	8%	-
Total operations	99%	99%	-
Public services
First officer	Less than 1%	Less than 1%	-
Maintenance	Less than 1%	Less than 1%	-
Total public services	1%	1%	-
Total operating revenue	100%	100%	-

     Direct Costs

     Total direct costs increased to $11,525,367 from $10,677,114 for the nine months ending July 31, 2011 and 2010, respectively. This increase is mainly due to an increase in fuel expense that occurred because of an increase in overall fuel prices and additional charter flights flown during 2011. Depreciation and amortization expense for the nine months ended July 31, 2011 increased to $2,566,732 from $2,428,769 during the same period in 2010. The following table summarizes the Company’s direct costs and the associated percentages-of-change for the periods indicated.

	Nine months ended July 31, 2011	Nine months ended July 31, 2010	2011 over 2010 Change
Direct Costs:
Operations
Depreciation and amortization	$2,566,732	$2,428,769	6%
Other direct costs	8,848,615	8,126,033	9%
Total operations	11,415,347	10,554,802	8%
Public services
Total public services	110,020	122,312	(10)%
Total direct costs	$11,525,367	$10,677,114	8%

Operating Expenses

     Operating expenses decreased to $1,417,332 from $1,570,842 for the nine months ended July 31, 2011 and 2010, respectively. This decrease was due mainly to a decrease in the accrual of fines and penalties. The following table summarizes Alpine Air’s operating expenses and the associated percentages-of-change for the periods indicated.

	Nine months ended July 31, 2011	Nine months ended July 31, 2010	2011 over 2010 Change
Operating Expenses:
General and administrative	$1,417,332	$1,570,842	(10)%
Total operating expenses	1,417,332	1,570,842	(10)%

     Interest Income

     Interest income for the nine months ended July 31, 2011 decreased to $5,902 from the amount at July 31, 2010 of 9,259. This decrease in interest income is due to a decrease in interest rates earned on interest bearing accounts.

Interest Expense

     Total interest expense for the nine months ended July 31, 2011 and 2010 was $407,526 and $766,807, respectively. This decrease in interest expense is due to a refinance of a capital lease to a note payable with more favorable terms.

Gain (Loss) on Disposal of Assets

     Gain (loss) on disposal of assets for the nine months ended July 31, 2011 changed to $(872) from $423,828 as of July 31, 2010. This decrease is due to the sale of one company vehicle occurring during the current year versus the sale of one Beechcraft 1900 aircraft for the same period last year.

Income Tax Expense

     The provision for income tax expense for the nine months ended July 31, 2011 and 2010 was $982,000 and $1,032,000, respectively. The decrease in income taxes as a percentage of income before taxes of 39.1% in 2011 and 43.6% in 2010 was due to state income tax rates.

Net Income

     For the nine months ended July 31, 2011 and 2010, income before preferred dividends was $1,524,287 and $1,332,772, or $0.04 per share and $0.04 per share, respectively. For the same periods net income available to shareholders was $1,191,086 and $969,837, or $0.03 per share and $0.03 per share, respectively. The difference for both years presented is $333,201 and $362,935, respectively ($0.01 and $0.01 per share, respectively), which is related to dividends declared on preferred stock.

Off-balance sheet arrangements

We have no off balance sheet arrangements during the quarter ended July 31, 2011.

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

Changes in internal control over financial reporting

The Company had no changes in internal control over financial reporting during the quarter ended July 31, 2011.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarter ended July 31, 2011, we did not issue any unregistered securities.

Use of Proceeds of Registered Securities

We had no proceeds from the sale of registered securities during the quarter ended July 31, 2011.

Purchases of Equity Securities by Us and Affiliated Purchasers

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
Month #1 May 1, 2011 through May 31, 2011	None	None	None	None
Month #2 June 1, 2011 through June 30, 2011	105,000 shares of Alpine Air Express, Inc. from Carroll College	$.10 per share, $10,500 total purchase value	None	None
Month #3 July 1, 2011 through July 31, 2011	None	None	None	None
Total	105,000.10		None	None

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. (Removed and Reserved).

Item 5. Other Information.

(a)

On August 12, 2011, which is subsequent to the end of the period covered by this report, the Company refinanced a note payable originally issued on August 19, 2009 for $2,524,200 due August 19, 2012. The refinanced note dated August 12, 2011 increased the principal by $192,673 and is now due August 12, 2016. The original interest rate of 6.5% was refinanced to 5.745%. The original note was secured by four aircraft Reg #N154GA, N99GH, N326CA, and N239AL and personally guaranteed by an officer/shareholder and now is secured by three aircraft Reg # N95WA, N236AL, and N238AL.

On August 24, 2011, which is subsequent to the end of the period covered by this report, the Company Board of Directors approved a redemption of 40,000 shares of Series A 6.5% Preferred Stock of Alpine Air held by Mallette Holdings, LLLP to be redeemed at its stated value of $9.104 per share. The Company redeemed the preferred shares on August 24, 2011 and September 6, 2011.

Alpine Air Express has evaluated subsequent events through the date the financial statements were issued, and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.

On July 25, 2011 the Company filed Form 8-K, Schedule 14C, and Schedule 13E-3 with the SEC announcing its intent to voluntarily deregister its common stock. The primary purpose of the transaction will be to reduce the number of stockholders of record to less than 300, thereby allowing the Company file a Form 15 Certificate of Termination of Registration with the SEC under Section 12(g) of the Exchange Act. After consummation of the proposed transaction the Company would no longer be required to file annual, quarterly or current reports, and it would not be required to comply with the SEC’s proxy rules, which require them to distribute proxy statements to its stockholders.

Reducing the number of shareholders to less than 300 would occur by the Company effecting a 1-for-2,000 reverse stock split in which any shareholder holding less than 2,000 shares on the record date of September 6, 2011 would receive cash of $0.16482 per share in lieu of the Company issuing fractional shares. Following the reverse stock split the Company will effect a 2,000-for-1 forward stock split thereby restoring stockholders with greater than 2,000 shares to the original number of shares they owned.

The effective date has not been established and the consummation of the proposed transaction is subject to a number of conditions, including the completion of various filings with the SEC. The Company is proceeding forward with the necessary filings with the SEC.

(b)

During the quarterly period ended July 31, 2011, there were no changes in the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

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

ALPINE AIR EXPRESS, INC.

Date:	09/14/11	By:	/s/Eugene R. Mallette
Eugene R. Mallette
Chief Executive Officer and Director

Date:	09/14/11	By:	/s/Rick C. Wood
Rick C. Wood
Principal Financial Officer

Date:	09/14/11	By:	/s/Max A. Hansen
Max A. Hansen
Secretary/Treasurer and Director

Date:	09/14/11	By:	/s/Joseph O. Etchart
Joseph O. Etchart
Chairman

Date:	09/14/11	By:	/s/Ronald L. Pattison
Ronald L. Pattison
Director